Form 10QSB
period 1997-06-30
LITIGATION ECONOMICS INC
filed 1997-09-12
CIK 1025707

U.S. Securities and Exchange Commission
                        Washington D.C.  20549

                              Form 10-QSB

         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.
                      For the Quarter Ended June 30, 1997

                                   OR

           [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        Commission file number 333-16031


                          Litigation Economics, Inc.
           (name of small business issuer as specified in its charter)



           Nevada                                          86-0793960
     (State of other jurisdiction                        (I.R.S. employer
      incorporation or organization)                     identification No.)


                   227 South Ninth Avenue, Pocatello, ID  83201
                     (Address of principal executive offices)

         Registrant's telephone no., including area code:  208-233-8001

       Former name, former address, and former fiscal year, if changed since last report.


 Securities registered pursuant to Section 12(b) of the Exchange Act:     None

 Securities registered pursuant to Section 12(g) of the Exchange Act:     None


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No _____.

   Common Stock outstanding at June 30, 1997 - 1,500,000 shares of $.001 par value Common Stock.

PART 1  FINANCIAL INFORMATION
Item 1  Financial Statements

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

              LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                  (Formerly Landmark Leasing, Corp.)
                     [Development Stage Companies]

                       CONDENSED BALANCE SHEETS
                              [Unaudited]

ASSETS

                                           Jun. 30, 1997     Dec. 31, 1996
                                           ______________    ______________
[S]                                        [C]                [C]
CURRENT ASSETS:
      Cash                                       $565              $3,102
          Total Current Assets                    565               3,102

OTHER ASSETS:                                       -                   -

TOTAL ASSETS                                     $565              $3,102


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                            Jun. 30, 1997     Dec. 31, 1996
                                           ______________    ______________
CURRENT LIABILITIES:
     Accounts payable                         $15,866              $2,478
          Total Current Liabilities            15,866               2,478

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred Stock                                -                   -
     Common stock                               1,500               1,500
     Capital in excess of par value             4,141               4,141
     Deficit accumulated during the
       development stage                      (20,942)             (5,017)
          Total Stockholders' Equity          (15,300)                624
                                              ________             _______

TOTAL LIABILITIES & EQUITY                       $565              $3,102


  The accompanying notes are an integral part of these financial statements.

      NOTE: The balance sheet at December 31, 1996 was taken from the audited financial statements at that date and condensed.

                    LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                        (Formerly Landmark Leasing, Corp.)
                           [Development Stage Companies]

                      CONDENSED STATEMENTS OF OPERATIONS
                                   [Unaudited]


                            For the Three     For the Three     From Inception,
                             Months Ended     Months Ended       Apr. 22, 1995 -
                             June 30, 1997     June 30, 1996     June 30, 1997
                            ______________    ______________    _______________
[S]                        [C]               [C]                 [C]
REVENUE                      $       0           $     0           $      0


EXPENSES
     General and
     Administrative Expenses     5,509                 0             21,694
Income (Loss) from Operation   ($5,509)                0           ($21,694)

Other Income:
     Gain on sale of asset           0                 0                720
     Interest income                 0                 0                 32

Total Other Income                   0                 0                752

Net Loss                       ($5,509)            $   0           ($20,942)

Net Loss Per Share                 Nil               Nil                Nil



   The accompanying notes are an integral part of these financial statements.

                  LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                      (Formerly Landmark Leasing, Corp.)
                         [Development Stage Companies]

                      CONDENSED STATEMENTS OF OPERATIONS

                                  [Unaudited]



                             For the Six     For the Six     From Inception,
                            Months Ended     Months Ended     Apr. 22, 1995 -
                           June 30, 1997     June 30, 1996     June 30, 1997
[S]                       [C]                [C]             [C]
REVENUE                        $     0           $     0          $     0

EXPENSES:
  General and
  Administrative Expenses       15,924                 0           21,694

Income (Loss) from operation  ($15,924)          $     0         ($21,694)

Other Income:
     Gain on sale of asset           0                 0              720
     Interest income                 0                 0               32

Total Other Income                   0                 0              752

NET LOSS                      ($15,924)          $     0         ($20,942)

Net Loss Per Share                Nil                Nil             Nil



   The accompanying notes are an integral part of these financial statements.

              LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                (Formerly Landmark Leasing, Corp.)
                  [Development Stage Companies]

      NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 1997 and for all the periods presented have been made.

Organization - The Company was incorporated in the State of Nevada on April 27, 1995, under the name of Landmark Leasing, Corp. The Company planned on operating as a leasing company of residential property, commercial property, vehicles, and related activities. The Company has discontinued pursuing any of these activities and accordingly remains a development stage company. The Company changed its name to Litigation Economics, Inc. on December 22, 1996. On December 22, 1996, the Company acquired all of the outstanding stock of GEC, Inc., (the Subsidiary) for 1,000,000 shares of the Company's common stock valued at $.001 per share or $1,000 which represented the capital contributed to the subsidiary. The acquisition of the Subsidiary was recorded as a recapitalization of the Subsidiary, whereby the acquired company is treated as the surviving entity for accounting purposes. The subsidiary was formed on July 31, 1996 in the State of Idaho. The Subsidiary is engaged in the field of economic advising and consulting and commenced principal business operations as of June 2, 1997. Accordingly, the subsidiary is also considered a development stage company.

Accounting Method - The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31, year end.

Net Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

Provision for Taxes - At December 31, 1996, the Company has net operating loss carry forwards of approximately $5,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

Depreciation Methods - The Company depreciates its property and equipment, including computer equipment, fax machines, filing cabinets, etc., using the straight line method, over the estimated useful lives of the related assets ranging from 3 to 10 years.

Cash and Cash Equivalents - For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include accounts of Litigation Economics, Inc. and its wholly-owned subsidiary, GEC, Inc. Inter-company transactions have been eliminated.

Revenue Recognition - Revenue will be recognized upon the completion of consulting and advising services.

Computer Software - Proprietary computer software is being developed by the president of the Company to be used in the Company's proposed economic advising and consulting activities. The president of the Company has used his personal computer and space in his home during the development of this software. These facilities and equipment are used primarily by the Company's president for his personal affairs and the business usage would be immaterial. In addition, the president of t he Company has not received any compensation from any source for his time in developing this computer software. He is employed full-time elsewhere and presently devotes approximately 10% of his time to the development of the computer software and operations of the Company. Accordingly, no costs associated with the development of the computer software have been reflected in the accompanying financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations since the inception of its development stage. Without realization of additional adequate financing it would be unlikely for the Company to pursue and realize its objectives. The Company completed a public offering on July 8, 1997, that raised $100,000. With the funds from the public offering, the Company plans to commence full-scale business operations and begin recognizing revenue as consulting and advising services are performed. As of June 30, 1997, the Company had accounting and legal fees totaling $15,866, the entire accounts payable amount. Subsequent to the date of this report all accounts payable have been satisfied.
Officers of the Company have committed to make capital contributions or advances to the Company should additional funds be needed to pay operating expenses.

NOTE 3 - RELATED PARTY TRANSACTIONS

None.

NOTE 4 - COMMON STOCK OPTIONS

In October of 1996, the Board of Directors adopted the Litigation Economics, Inc., 1996 Stock Option Plan (the "Plan"), allowing the Company to offer its key employees, officers, directors, consultants, and sales representatives the opportunity to acquire ownership in the Company. The total number of shares reserved and available for distribution under the Plan shall buy 500,000 shares. These shares will underlie the Options issued by the Company pursuant to the Plan. The Option holders will not be protected against dilution if the Company should issue additional shares of common stock in the future. Neither the Options, nor the shares underlying the Options have preemptive rights. As of June 30, 1997, no options have been granted or exercised pursuant to the Plan.

NOTE 5 - SUBSEQUENT EVENTS

The Company completed a public offering on July 8, 1997 which raised capital of $100,000.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The company was incorporated on April 27, 1995. The Company has recently commenced full scale business operations and has generated no significant revenues and is considered a development stage company. The Company was only recently activated to raise funds from a public offering and commence business operations. Management commenced operations as of June 2, 1997. To date, activities have included organizational matters, leasing office space, developing a marketing plan, constructing office space, development and distribution of a newsletter, and other preliminary matters including the preparation and filing of a registration statement for a $100,000 public stock offering that was subsequently closed on July 8, 1997.

On June 2, 1997, the company commenced business operations in the field of economic advising and consulting. The Company targets litigation attorneys specializing in personal injury, employment law, medical malpractice, and other related areas in the market areas surrounding the following locations:
Idaho, Chicago, Salt Lake City, Los Angeles, Las Vegas and Phoenix.  The
Company sent out 22,000 information/advertising newsletters to litigation attorneys in these areas during the month of July to market it's product and services. The Company has provided prospective clients a place to retain the variety of economic consulting services they may need to successfully litigate any given case. Specifically, the Company provides economic, financial, statistical, and other types of analysis necessary in litigation that involves a dispute regarding economic damages. Furthermore, the Company is marketing PreVal™, a new economic consulting service provided to attorneys
in the settlement-phase of litigation.   Although the Company does not have
contracts with any clients at this time, it is beginning to receive interest from prospective clients from it's newsletter marketing efforts during the month of July.

Results of Operations

The company incurred total expenses of $5,769 for the year ended December 31, 1996, $5,509 for the three months ended June 30, 1997 and $15,924 for the six month period ended June 30, 1997. These expenses were related primarily to start-up costs for the company mainly accounting and legal fees and have subsequently been satisfied.

At June 30, 1997, the Company had tangible assets in the amount of $565 and $15,866 in liabilities. The Company's tangible assets and liabilities for the year ended December 31, 1996 were $3,102 and $2,478 respectively.

Liquidity

The Company completed a public offering on July 8, 1997 which generated $100,000 in cash proceeds for the operation of the company. Management feels that the Company will be able to operate sufficiently during its development stage using these funds. Currently, management is actively seeking and meeting with prospective clients to contract for their economic and financial statistical analysis. Management believes that as clients contract for services sufficient revenue should be generated to cover the Company's operating expenses.

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS
            None

ITEM 2     CHANGE IN SECURITIES
            None

ITEM 3     DEFAULTS ON SENIOR SECURITIES
            None

ITEM 4     SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5     OTHER INFORMATION
            None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K
            (a)     Exhibits
             None

            (b)     Reports on Form 8-K
             None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              Litigation Economics, Inc.


Date: 8/12/97              By    /s/ Cornelius A. Hofman, CEO
                           President