Form 10QSB
period 1997-09-30
LITIGATION ECONOMICS INC
filed 1997-11-14
CIK 1025707

U.S. Securities and Exchange Commission
                        Washington D.C.  20549

                              Form 10-QSB

         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.
                      For the Quarter Ended September 30, 1997

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

   Common Stock outstanding at November 10, 1997 - 1,600,000 shares of $.001 par value Common Stock.

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

                       CONDENSED BALANCE SHEETS
                              [Unaudited]

ASSETS

                                           Sept. 30, 1997     Dec. 31, 1996
                                           ______________    ______________
[S]                                        [C]                [C]
CURRENT ASSETS:
      Cash                                   $23,962            $3,102
      Accounts Receivable                        625                --
      Other Current Assets                       125                --
          Total Current Assets                24,712              3,102

FIXED ASSETS:                                    -                  --
     Equipment and Furnishings               $27,548                --
     Accumulated Depreciation                 (1,465)               --
          Total Fixed Assets                  26,083                --

TOTAL ASSETS:                                $50,795              $3,102


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                            Sept. 30, 1997     Dec. 31, 1996
                                           ______________    ______________
CURRENT LIABILITIES:
     Accounts payable                         $2,082              $2,478
          Total Current Liabilities            2,082               2,478

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred Stock                                -                   -
     Common stock                                1,500               1,500
     Capital in excess of par value            104,041               4,141
     Deficit accumulated during the
       development stage                       (56,829)             (5,017)
          Total Stockholders' Equity            48,712                 624
                                              ________             _______

TOTAL LIABILITIES & EQUITY                     $50,795              $3,102


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

                    LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                        (Formerly Landmark Leasing, Corp.)
                           [Development Stage Companies]

                      CONDENSED STATEMENTS OF OPERATIONS
                                   [Unaudited]


                            For the Three    For the Three      From Inception,
                            Months Ended     Months Ended       Apr. 22, 1995 -
                            Sept. 30, 1997   Sept. 30, 1996     Sept. 30, 1997
                            ______________    ______________    _______________
[S]                        [C]               [C]                 [C]
REVENUE                      $   7,036          $     -           $   7,036


EXPENSES
     General and
     Administrative Expenses    42,165                 -             63,858
Income (Loss) from Operation $ (35,129)                -           ($56,823)

Other Income:
     Gain on sale of asset         858                 -               (138)
     Interest income                 -                 -                 32

Total Other Income                 858                 -                (106)

Net Loss                     $ (35,987)            $   -            ($56,929)

Net Loss Per Share                 Nil               Nil                Nil



   The accompanying notes are an integral part of these financial statements.

                  LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                      (Formerly Landmark Leasing, Corp.)
                         [Development Stage Companies]

                      CONDENSED STATEMENTS OF OPERATIONS

                                  [Unaudited]



                             For the Nine     For the Nine     From Inception,
                             Months Ended     Months Ended     Apr. 22, 1995 -
                            Sept. 30, 1997   Sept. 30, 1996    Sept. 30, 1997
[S]                       [C]                [C]             [C]
REVENUE                        $ 7,036          $    --          $  7,036

EXPENSES:
  General and
  Administrative Expenses       58,089               --            63,859

Income (Loss) from operation $ (51,053)          $   --          ($56,823)

Other Income:
     Gain (Loss) on sale
         of asset                 (858)               --             (138)
     Interest income                --                --               32

Total Other Income                (858)               --             (106)

NET LOSS                      ($51,911)          $     0         ($56,929)

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

              LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                (Formerly Landmark Leasing, Corp.)
                  [Development Stage Companies]

      NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at September 30, 1997 and for all the periods presented have been made.

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

Accounting Method - The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31 year end.

Net Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

Provision for Taxes - At December 31, 1996, the Company had net operating loss carryforwards of approximately $5,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

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

Computer Software - Proprietary computer software is being developed by the president of the Company to be used in the Company's proposed economic advising and consulting activities. The president of the Company has used his personal computer and space in his home during the development of this software. These facilities and equipment are used primarily by the Company's president for his personal affairs and the business usage would be immaterial. In addition, the president of the Company has not received any compensation from any source for his time in developing this computer software. Accordingly, no costs associated with the development of the computer software have been reflected in the accompanying financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, has expended most of its working capital and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company sold a vehicle to a related party on July 15, 1996 for a gain of $720.

NOTE 4 - COMMON STOCK

In October of 1996, the Board of Directors adopted the Litigation Economics, Inc., 1996 Stock Option Plan (the "Plan"), allowing the Company to offer its key employees, officers, directors, consultants, and sales representatives the opportunity to acquire a proprietary interest in the Company. The total number of shares reserved and available for distribution under the Plan is

500,000 shares. These shares will underlie the Options issued by the Company pursuant to the Plan. The Option holders will not be protected against dilution if the Company should issue additional shares of common stock in the future. Neither the Options, nor the shares underlying the Options have preemptive rights. As of September 30, 1997, no shares have been issued pursuant to the Plan.

NOTE 5 - SUBSEQUENT EVENTS

None.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The company was incorporated on April 27, 1995. The Company has recently commenced full-scale business operations and has generated revenues and is considered a development stage company. The Company was only recently activated to raise funds from a public offering and commence business operations. Management commenced full-scale operations as of June 2, 1997.
To date, activities have included organizational matters, leasing office space, developing a marketing plan, constructing office space, development and distribution of a newsletter, compiling potential client datebases, providing economic consulting services, and other preliminary matters including the preparation and filing of a registration statement for a $100,000 public stock offering that was subsequently closed on July 8, 1997.

On December 22, 1996, the Company acquired all of the outstanding stock of GEC, Inc., (the Subsidiary) for 1,000,000 shares of the Company's common stock valued at $.001 per share or $1,000 which represented the capital contributed to the subsidiary.

On June 2, 1997, the Company commenced full-scale business operations in the field of economic advising and consulting. The Company targets litigation attorneys specializing in personal injury, employment law, medical malpractice, and other related areas in the market areas surrounding the following locations: Idaho, Chicago, Salt Lake City, San Francisco, Portland and Phoenix. The Company has provided its prospective clients a place to retain the variety of economic consulting services they may need to successfully litigate certain cases. Specifically, the Company provides economic, financial, statistical, and other types of analysis necessary in litigation that involves a dispute regarding economic damages. Furthermore, the Company is marketing PreVal, a new economic consulting service provided to attorneys in the settlement-phase of litigation.

The Company has formed exclusive business referring relationships with other consulting companies that serve the same base of attorneys identified as potential clients by the Company. Specifically, the Company has formed a referring relationship with Vocational Diagnostics (a vocational and life care planning company in Phoenix, Arizona), Mirfak Associates (a vocational and life care planning company in Lafayette, California), Ellis & Associates (a vocational and life care planning company in Chicago, Illinois), Intermoutain Vocational and VocConsult Services (vocational and life care planning companies in Boise, Idaho), BCRC (a vocational and life care planning company in Missoula, Montana), and The Apollo Group (a structured settlement company in Chicago, Illinois).

In July 1997, the Company mailed the first issue of its quarterly newsletter, The Economic Counselor, to approximately 21,000 attorneys. The Economic Counselor is a one-page newletter with articles written by the company and consultants at the affiliated companies mentioned above. The Economic Counselor is also the host of a one-cell law and economics comic illustrated by Jed Clarke. In October, the Company mailed the second issue of The Economic Counselor. The newsletter provides attorneys a place to fax in a request for additional information on the Company's services and as of October 21, 1997, the Company has received more than 200 responses to the newsletter.

To cut costs associated with the printing and distribution of the newsletter, the Company has begun solicited authorization from the attorneys on the newsletter mailing list to fax them the newletter instead of mailing it. It is anticipated that 2,500 to 5,000 attorneys or firms will grant the Company permission to fax the newsletter. Converting The Economic Counselor to a faxed newsletter will save the Company a substantial amount of labor and material expense presently incurred by mailing the newsletter.

RESULTS OF OPERATION

While management feels that the response to and interest in the newsletter has been good, actual business received from the newsletter has been slow. As of September 30, 1997, the Company had received contracts for eight PreVal reports with an associated revenue of $4,100.

The company incurred total expenses of $5,769 for the year ended December 31, 1996, $42,165 for the three months ended September 30, 1997 and $58,089 for the nine months ended September 30, 1997.

As of September 30, 1997, the Company had tangible assets in the amount of $50,795 and $2,082 in liabilities. The Company's tangible assets and liabilities for the year ended December 31, 1996 were $3,102 and $2,478 respectively.

Liquidity

The Company completed a public offering on July 8,1997, which generated $100,000 in cash proceeds for the operation of the company. Management feels that the Company will be able to operate sufficiently during its development stage using these funds. Currently, management is actively seeking and meeting with prospective clients to contract for their economic and financial statistical analysis. Management believes that as clients contract for services sufficient revenue should be generated to cover the Company's operating expenses.

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

                              Litigation Economics, Inc.


Date: 11/06/97             By:  /s/ Cornelius A. Hofman, CEO
                                President