Form 10KSB
period 1997-12-31
LITIGATION ECONOMICS INC
filed 1998-03-02
CIK 1025707

U.S. Securities and Exchange Commission
                             Washington D.C.  20549

                                    Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 1997  Commission File Number 333-16031

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Litigation Economics, Inc.
           (Name of small business issuer as specified in its charter)

                  Nevada                                       86-0793960
     (State or other jurisdiction of                        (I.R.S. employer
     incorporation or organization)                        identification No.)

                 227 South Ninth Avenue, Pocatello, ID  83201
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  208-233-8001

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No _____

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment to this Form 10-KSB.  [   ]

The Issuer's revenues for its most recent fiscal year.     $19,534

The number of shares outstanding of the Issuer's common stock at December 31, 1997: 1,600,000

Transitional Small Business Disclosure Format:
Yes _____  No    X   -

                                   PART I

Item 1.     Description of Business

     (a)  Business Development.

     The Company was incorporated in the State of Nevada on April 27, 1995, under the name of Landmark Leasing, Corp. The Company planned on operating as a leasing company of residential property, commercial property, vehicles, and related activities. The Company has discontinued pursuing any of these activities and accordingly remains a development stage company. The Company changed its name to Litigation Economics, Inc. on December 22, 1996. On December 22, 1996, the Company acquired all of the outstanding stock of GEC, Inc., (the Subsidiary) for 1,000,000 shares of the Company's common stock valued at $.001 per share or $1,000 which represented the capital contributed to the subsidiary. The acquisition of the Subsidiary was recorded as a recapitalization of the Subsidiary, whereby the acquired company is treated as the surviving entity for accounting purposes. The subsidiary was formed on July 31, 1996 in the State of Idaho. The Subsidiary is engaged in the field of economic advising and consulting and commenced principal business operations as of June 2, 1997. Accordingly, the subsidiary is also considered a development stage company. Pursuant to a Registration Statement on Form SB-2, Commission File No. 333-16031, which became effective April 21, 1997, the Company sold 100,000 shares of its common stock to the public at $1.00 per share and raised gross proceeds of $100,000.

     (b) Business of Company.

     General

     The Company is engaged in the business of providing economic related litigation consulting services to litigation attorneys throughout the country. The Company commenced full-scale operations in June 1997 when it began preparation for the publication of the first issue of the Company's newsletter, which was subsequently mailed in July. During 1997, the Company leased and improved properties, purchased computer, printing and other equipment, and formed strategic referring relationships with other litigation consultants to provide attorneys a place to retain the variety of economic consulting services they may need to successfully litigate certain cases. Specifically, the Company provides economic, financial, statistical, and other types of analyses necessary in litigation that involves a dispute regarding economic damages. Furthermore, the Company is marketing PreVal™, a new economic consulting service, based on the Company's proprietary software, provided to attorneys in the settlement-phase of litigation (see Properties section). The Company's target market consists of approximately 20,000 litigation attorneys specializing in personal injury, employment law, medical malpractice, and other related areas in the market areas surrounding the following locations: Idaho, Chicago, Salt Lake City, San Francisco, Portland and Phoenix.

     The Industry

     There are over 800,000 attorneys throughout the United States. Over 125,000 of these attorneys specialize in litigation and over 50,000 specialize in wrongful job termination and/or personal injury related litigation. To successfully litigate such cases, attorneys often retain the expertise of economists, statisticians and other financial experts. Furthermore, recent changes in laws ("tort reform") have served to limit the recoverability of non-economic damages. Attorneys are now compelled to expend more time and effort in proving and examining economic damages. Management believes that this "tort reform" has elevated the importance of the economist, and other experts related to the examination of economic damages, as consultants in the litigation process. In addition to traditional litigation consulting, management believes that there is demand among personal injury attorneys for a low-cost, preliminary analysis of lost wages.

     Government Regulation

     Over the last decade, state and federal legislatures have begun imposing legal limitations on the recovery of certain types of non-economic damages.
To date, the changes to the legal system proposed as a part of the "tort reform" movement have been limited to the recovery of nonpecuniary damages (those not capable of monetary calculation). While the Company's services do not fall under the limitations of the current tort reform movement, there is no guarantee that the legislative structure of tort reform will not change.
If legislation were passed placing caps on pecuniary damages, such legislation may materially adversely affect the Company.

     Competition and Markets

     Within the Company's market area, as well as throughout the entire United States, there are numerous competitors, ranging from a host of sole practitioners to a much smaller number of large companies. Management believes that the Company appeals to litigation attorneys specializing in wrongful job termination and personal injury related litigation who need a variety of economic related litigation consulting services.

The market for litigation support services is very competitive and is composed of different types of specialty consulting companies. The most common type of competitor are the sole practitioners who concentrate on servicing small to midsize law firms handling wrongful job termination and/or personal injury related cases. These consulting companies are frequently operated by college professors looking to supplement their teaching income. Service and quality are not a major focus, rather answering the phone when in their office and fitting their consulting practice around their academic schedule is the standard approach. The larger companies usually have a dedicated litigation consulting group and tend to focus on larger types of business litigation that typically have voluminous documents to manage. These larger cases often require litigation support services related to the handling of documents and usually require a larger staff of consultants. There is cross-specialization among both types of consulting firms, and the larger consulting firms have begun offering a larger variety of services to attorneys in an effort to satisfy more of the attorney's litigation support needs.

     Management believes there is an opportunity for a top-quality consulting firm that provides a large variety of litigation support services, including PreVal-(trademarked), to small and mid-size law firms with service and quality as a major focus.

     Advertising and Marketing Strategy

     The Company markets its services through a variety of targeted marketing programs. The Company's main marketing strategy is the Company's newsletter, The Economic Counselor. The newsletter provides the Company's potential clients with useful law and economic information while marketing the Company's services and providing potential clients with an opportunity to request additional information on the Company's services. In 1997, the Company received over 1,000 responses to the newsletter. The Company has an Internet website (http:\\www.gec-inc.com) that provides information on the Company's services and allows prospective clients to email the Company for additional information. The Company has been able to market its services through word of mouth via strategic relationships with other litigation consulting companies providing non-economic services to the Company's targeted market. Management believes that with time, its relationships with these mature companies could be a fruitful source of businesses. The Company has access to over 100,000 attorney email addresses and is in the process of investigating the possibilities of electronic mail advertising. Additionally, the Company has investigated advertising in various regional and/or national legal publications. The Company intends to test market this form of advertising. The Company also anticipates utilizing the various lawyer association meetings, forums, and conventions by dispensing information and educating potential clients about the Company's services and business practices.

     (a)  The Company Newsletter

     The Economic Counselor is a one-page newsletter consisting of three articles, a one-cell comic, and a section for requesting additional information on the company's services. In July 1997, the Company mailed the first issue of its quarterly newsletter, The Economic Counselor, to approximately 21,000 attorneys. The Economic Counselor is a one-page newsletter with articles written by the Company and consultants at the affiliated companies mentioned above. The Economic Counselor is also the host of a one-cell, law and economics comic illustrated by Jed Clarke, for which the Company pays $100 per illustration. In October, the Company mailed the second issue of The Economic Counselor to approximately 16,000 attorneys, a target market reduction of 5,000 attorneys. This reduction was primarily due to a test-marketing shift from southern California and Colorado to northern California and Oregon. As the Company continues to test-market and gauge responses to the newsletter across various geographical locations, it is anticipated that the size of the target market will continue to decrease and become more focused. The newsletter provides attorneys a place to fax in a request for additional information on the Company's services.

     To reduce costs associated with the printing and distribution of the newsletter, the Company has begun soliciting authorization from the attorneys on the Company's newsletter mailing list to fax the newsletter instead of mailing it. The initial database of attorneys used to generate a mailing list was retrieved from the Martindale-Hubbell directory of attorneys in the United States. As of December 31, 1997, approximately 1,200 firms (representing approximately 2,000 attorneys) have granted the Company permission to fax the newsletter. Converting The Economic Counselor to a faxed newsletter will save the Company a substantial amount of labor and material expense presently incurred by mailing the newsletter. The first fax-based version of the newsletter will be distributed in January 1998.

     While management feels that response to and interest in the newsletter has been strong (e.g., over 1,500 responses to the first two issues of the newsletter), actual business received from the newsletter has been slow. As of December 31, 1997, the Company had received contracts for eighteen PreVal-(trademarked) reports and four other consulting engagements with associated revenues of $19,051.

     Contracts

     In 1997, the Company received contracts for eighteen PreVal-(trademarked) reports and four other consulting engagements with associated revenues of $19,051. The PreVal-(trademarked) contracts were performed as a part of personal injury, wrongful death and employment termination litigation. Signs of a high degree of client satisfaction include multiple contracts with the same client as wells the expansion of the preliminary report service into a full report of economic loss on the same case with pending deposition and/or trial testimony. While the Company's economic consulting services have been provided to both plaintiff's and defendant's counsel, only plaintiff's counsel has used the PreVal-(trademarked) service.

     Strategic Relationships

     The Company has formed business referring relationships with other consulting companies that serve the same base of attorneys identified as potential clients by the Company. Specifically, the Company has formed a referring relationship with Vocational Diagnostics (a vocational and life care planning company in Phoenix, Arizona), Mirfak Associates (a vocational and life care planning company in Lafayette, California), Ellis & Associates (a vocational and life care planning company in Chicago, Illinois), Intermountain Vocational and VocConsult Services (vocational and life care planning companies in Boise, Idaho), BCRC (a vocational and life care planning company in Missoula, Montana), and The Apollo Group (a structured settlement company in Chicago, Illinois). These companies contribute articles to the Company's newsletter and refer their existing and potential clients to the Company for economic consulting services. There are no written referring contracts between the Company and the companies mentioned above. Furthermore, the relationships with these companies are based on anticipated cross-referrals and hence no referral fees or other compensation has or will be paid.

     Employees

     One June 2, 1997, the Company commenced business operations and hired Paul V. Finlayson, age 26, as the Company's office manager. As an office manager, Mr. Finlayson's primary duties were creating and maintaining client and potential client databases, managing the production of the Company newsletter, and managing the responses to the Company newsletter. The Company paid Mr. Finlayson a salary of $2,500 a month. Mr. Finlayson worked full-time for the Company from June through November. By the end of November, the Company completed the conversion of its newsletter from a hard-copy/mailed format to an electronic/faxed format. This conversion eliminated the need for a substantial amount of labor. Mr. Finalyson worked full-time for the Company on an at-will basis and the Company terminated its employment relationship with Mr. Finlayson at the end of November. The Company will hire part-time and/or full-time workers as needed in 1998.

     Facilities

     The Company's principal executive offices are located at 227 South Ninth Avenue, Pocatello, Idaho 83201 and its telephone number is 208-233-8001.

     Improvements on properties include the expansion and finishing of a portion of the home office of Cornelius A. Hofman II (227 South Ninth Avenue, Pocatello, 0Idaho 83201), the President and CEO of the Company, in order to accommodate the administration of the Company's business.

     The Company uses the home office of Cornelius A. Hofman II (227 South Ninth Avenue, Pocatello, Idaho 83201) in Pocatello, Idaho, as its executive or administrative office for the time being until the Company's business requires more extensive administrative facilities (see Item 12: Certain Relationship and Related Transactions).

     During the 1997 fiscal year, the Company entered into lease agreements with the following businesses: Barrister Executive Suites in Los Angeles, California; Omni Executive Suites (now called Alliance Business Centers) in Phoenix, Arizona; Mirfak Associates in Lafayette, California; Executive Suites and Business Services in Denver, Colorado; The Mail Center of Chicago in Chicago, Illinois; HQ Business Centers in Salt Lake City, Utah; and HQ Business Centers in Portland, Oregon. All of these leases provide the Company with a local address in the cities listed (which is an important part of the Company's marketing strategy) and all were or are month by month leases for shared office space, mail services, secretarial services and/or conference room services. The Company has discontinued its leases with Barrister Executive Suites in Los Angeles and Executive Suites and Business Services in Denver.

     The Company operates out of six locations.

     227 South Ninth Avenue        601 South LaSalle Street
     Pocatello, Idaho  83201       Suite 628
     Tel:  208-233-8001            Chicago, IL  60605
     No monthly charge             Tel:  312-922-8001
     (see Item 12)                 $60/year

     2390 East Camelback Road      1001 SW Fifth Avenue
     Suite 300                     Suite 1100
     Phoenix, AZ  85016            Portland, OR  97204
     Tel:  602-951-8001            Tel:  503-220-0996
     $110/month                    $125/month

     201 Lafayette Circle          201 South Main
     Suite 100                     Suite 900
     Lafayette, CA  94549          Salt Lake City, UT  84111
     Tel:  510-283-8019            Tel:  801-355-8001
     $100/month                    $47/month

Item 2.     Properties

     PreVal-(trademarked) is the Company's proprietary software that the Company uses to assist in the valuation of lost wages, benefits and household services in personal injury, wrongful death, and employment termination litigation.
Using the PreVal-(trademarked) software, the Company is able to provide a new economic consulting service to attorneys in the settlement-phase of litigation. Presently, attorneys hire economists to assess the economic damages in a case and to provide a report spelling out their opinion regarding such damages. Attorneys usually delay the hiring of economists because (1) the economist's report typically costs $2,000 to $4,000 per report; (2) they think they can satisfactorily settle the case without substantiating economic losses; and (3) the current litigation paradigm places economists as experts only to be used at trial. PreVal™ exploits the power of computers and uses its proprietary software developed by Cornelius A. Hofman II (President and CEO of the Company) in the assessment of economic damages in lawsuits involving wage loss issues. For $500, the service provides attorneys with a report that itemizes and explains the economic losses in a case. Ninety-five percent of cases in litigation settle, and PreVal-(trademarked) is a settlement-phase service.

Item 3.     Legal Proceedings

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action by or against the Company has been threatened.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 1997.

Item 5.     Market for Common Equity and Related Stockholder Matters

     (a)  Market Information

     The Company's Common Stock has not been listed on any bulletin board or exchange and there is currently no public trading market for the Company's common stock.

     (b)  Holders

     As of December 31, 1997, there were approximately 60 record holders of the Company's Common Stock. No other class of stock has been issued at this time.

     (c)  Dividends

     The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law.
Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

                                PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes associated with them contained elsewhere in this report.

      Liquidity and Capital Resources.

     The Company was incorporated on April 27, 1995. Although the Company was incorporated in 1995, it was inactive from inception until 1997. The Company was activated to raise funds from the sale of its securities and commence business operations. In connection with these activities, on December 22, 1996, the Company acquired all of the outstanding stock of GEC, Inc., (the Subsidiary) for 1,000,000 shares of the Company's common stock valued at $.001 per share or $1,000 which represented the capital contributed to the subsidiary. The subsidiary was formed on July 31, 1996 in the State of Idaho. The Company also filed a Form SB-2 with the Securities and Exchange Commission, Commission File No. 333-16031, which became effective April 21, 1997. Commencing on such date, the Company sold 100,000 shares of its common stock to the public at $1.00 per share and raised gross proceeds of $100,000. Net proceeds after offering costs amounted to $78,331.

     As of December 31, 1997, the Company has $10,434 in cash.

     The Company has no significant assets or commitments with respect to sources of capital. The Company also has no significant commitments with respect to capital usage. Management believes that revenues received from new contracts will be sufficient to fund ongoing operations, but no assurance of this can be given at this time. If the Company is unable to generate sufficient revenues to finance ongoing operations, the Company will seek to reduce expenses by consolidating offices and tightening the targeted market and may also have to seek additional financing. The Company presently has no commitment or arrangements for additional financing from any source.

     Results of Operations.

                           Fiscal Year Ended December 31, 1997
                                        Compared to
                           Fiscal Year Ended December 31, 1996

     Operating revenue for fiscal year 1997 was $19,534, an increase of $19,534 over revenue during fiscal 1996. This increase was due to the fact that the Company commenced operations on June 2, 1997 and received contracts to perform economic consulting services.

     Operating expenses for fiscal year 1997 was $86,951, (445% of revenue), an increase of $81,182or 1,407% over operating expense of $5,769 for fiscal 1996. As explained previously, the increase was primarily generated from the Company beginning full-scale operation in June 1997 while it was essentially inactive in 1996.

     Payroll expenses, which are a part of the total operating expenses, for fiscal year 1997 were $16,038 (82% of revenue), an increase of $16,038 over payroll expenses during fiscal 1996. This increase was due to the fact that the Company was essentially inactive and had no employees in 1996, and that the Company hired a full-time employee when it began full-scale operations in June 1997. As explained above in the Employees section of Item 1, the company has terminated the relationship with its full-time employee, and since December 1997 the Company has relied on part-time employment, which has substantially reduced payroll expenses.

     Legal and accounting fees from fiscal year 1997 were $19,616. The magnitude of these fees are primarily a result of the registration of a public offering of the Company's securities (effective April 21, 1997) and the initial public offering of 100,000 shares of the Company's common stock that was closed on July 8, 1997. The bulk of these fees in 1997 are, therefore, nonrecurring.

     General and administrative costs for fiscal year 1997 were $83,204 (426% of revenue) an increase of $77,435 or 1,342% from the 1996 fiscal year general and administrative costs of $5,769. As explained earlier, the increase is a direct result of the Company beginning full-scale operations in June 1997.

Item 7.       Financial Statements.

     See attached Financial Statements and Schedules.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     (a)  Identify Directors and Executive Officers

     The following table sets forth the directors and executive officers of the Company, their ages, and all offices and positions with the Company. Each director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Direc


                              Term Served as
Name of Director        Age   as Director/Officer      Positions with Company
Cornelius A Hofman II    30   Since August 1996        CEO, President and
                                                       Chairman

Stacey A.Hofman          28   Since August 1996        Secretary/Treasurer and
                                                       Director
Cornelius A. Hofman      65   Since August 1996        Director

Edward B. Schow          30   From August 1996         Vice-President and
                              to July 1997             Director

     Cornelius A. Hofman II assumed the role of CEO, President, and Chairman of the Board of Directors of the Company on August 22, 1996. As such, his duties include primary responsibility for the financing, marketing, computer systems, leasing, and general management of the Company. He has experience working for General Economic Consulting, Inc., an economic consulting company providing economic valuation services to governments, businesses, and attorneys. Since June 1995, he has been working as an economist for General Economic Consulting, Inc. From 1994 to 1995 he was an Economic Consultant and Manager at Crowe Chizek & Company in South Bend, Indiana. From 1992 to 1994 he attended the Graduate School of Business at the University of Chicago where he earned an MBA in Economics. Mr. Hofman received a B.A. in Asian Studies from Cornell University and an M.A. in Japanese Studies from the University of Pennsylvania. After graduating from Cornell and while attending the University of Pennsylvania and the University of Chicago, Mr. Hofman worked as an Analyst on a full-time and part-time basis for General Economic Consulting, Inc.

     Stacey A. Hofman assumed the role of Secretary/Treasurer and a Director of the Company on August 22, 1996. As such her duties include handling receipts and deposits and managing the books. Mrs. Hofman attended Brigham Young University from 1987 to 1989. She worked as a dental assistant in New York from 1989 to 1991. For the past two years, Mrs. Hofman has performed various book keeping and administrative functions for General Economic Consulting, Inc.

     Cornelius A. Hofman assumed the role of Director of the Company on August 22, 1996. As such his duties include providing consulting advice to the Company's management and other employees. Mr. Hofman was Chairman of the Department of Economics at Idaho State University from 1974 until his retirement in 1997. He received his Ph.D. in Economics from the University of Utah and from 1960 until his retirement in 1997, he taught economics at the university level. In 1970, he founded General Economic Consulting, Inc., and has served as the President and/or CEO from its inception to the present time.

     (1) Edward B. Schow was the Vice-president and a Director of the Company from August 22, 1996 until he resigned in July 23, 1997. Edward Schow is no longer an officer or director of the Company. Since June 1994, Mr. Schow has been working at First Security Bank were he currently serves as a Manager. From September 1993 to June 1994, he worked at Fidelity Investments. Mr. Schow received his bachelor's degree in Finance from Idaho State University.

     Directorships

     (b)  Identify Significant Employees

     None

     (c)  Family Relationships

     Cornelius A. Hofman II is President, CEO and Chairman of the Company. Stacey A. Hofman is Secretary/Treasurer and a Director of the Company. Cornelius A. Hofman is a Director of the Company. Cornelius A. Hofman II and Stacey Hofman are husband and wife, and Cornelius A. Hofman and Cornelius A. Hofman II are father and son.

     (d)  Involvement in Certain Legal Proceedings

     None

     Compliance with Section 16(a) of the Exchange Act

     The issuer is not subject to the provisions of Section 16(a)

 Item 10.     Executive Compensation

     (a) and (b)  General and Summary Compensation Table

     The Company has not paid compensation to any of its officers or directors.

     (c) and (d)  Stock Option and Stock Appreciation Right Plans

     The Board of Directors adopted the Litigation Economics, Inc., 1996 Stock Option Plan ("1996 Plan") allowing the Company to offer its key employees, officers, directors, consultants and sales representatives, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may by provided under the Stock Option Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. The total number of shares reserved and available for distribution under the 1996 Plan is 400,000. The 1996 Plan is administered by the Board of Directors which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provision of the 1996 Plan.

     In connection with the stock options, the exercise price of each grant is to be determined by the Board of Directors at the time of the grant and may not be less than 100% of the fair market value of the Common Stock on the date of the grant or 110% of the fair market value of the Common Stock on the date of the grant for 10% Stockholders. The aggregate fair market value of Stock (determined at the time of grant of the Option) with respect to which Incentive Stock Options become exercisable by a Holder during any calendar year shall not exceed $100,000.

     The Option holders will not be protected against dilution if the Company should issue additional shares of common stock in the future. Neither the Options, nor the shares underlying the Options have preemptive rights.

          As of December 31, 1997, the Company has not issued any Options pursuant to the Plan.

     (e)  Long-term Incentive Plan

     None

     (f)  Compensation of Directors

     None

     (g) Employment Contracts and Termination of Employment and
         Change-in-Control Arrangements

     None

     (h)  Report on Repricing of Options/SARs

     None

Item 11. (a) and (b) Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the current beneficial ownership of the Company's common stock as of December 31, 1997, of each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, each director of the Company, and all directors and executive officers of the Company as a group:


                       Title of    Amount and Nature of   Percent   Stock
Name and Address       Class       Beneficial Ownership   of Class  Options

Corelius A Hofman II   Common      497,000                31%       0
227 South Ninth Ave.
Pocatello, ID 83201

Stacey A. Hofman       Common       500,000               31%       0
227 South Ninth Ave.
Pocatello, ID 83201

Cornelius A. Hofman    Common       100                    0%       0
216 South 16th Ave.
Pocatello, ID 83201

All officers and       Common       997,100                62%      0
directors as a group
(3 persons)

David N. Nemelka       Common       500,000                31%      0
897 S. Artistic Cr.
Springville, UT 84663

     (1) The nature of the beneficial ownership for all the shares is sole voting and investment power.


Item 12.     Certain Relationships and Related Transactions.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     Since December 22, 1996, the Company has used as its principal executive office, the home office of Cornelius A. Hofman II, President, (227 South Ninth Avenue, Pocatello, Idaho 83201) in Pocatello, Idaho. The Company paid approximately $2,100 to improve Mr. Hofman's home office in exchange for use of the office space until the Company's business requires more extensive administrative facilities. There is no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to the Company on such a basis for any specific length of time.

     In addition, the Company has subcontracted some consulting work to General Economic Consulting, Inc., a company controlled by Cornelius A. Hofman, a director of the Company. General Economic Consulting, Inc. provides consulting services similar to the Company's, and in a case where one of the Company's client's required expert testimony (that could not be provided by the Company) as a follow-up service to consulting services that the Company had previously provided, the Company referred the work to General Economic Consulting, Inc. As of December 31, 1997, General Economic Consulting, Inc. has received $2,544 in fees from said referral of business. Management of the Company anticipates that this situation will occur with greater frequency as the Company's revenues increase and is in the process of implementing a referral fee policy to apply when such occasions arise. Cornelius A. Hofman II, President and CEO of the Company, is also a director of General Economic Consulting, Inc.

                                  PART IV

Item 13.     Exhibits and Reports on Form 8-K.

     (a)  Exhibits



               SEC Exhibit
Exhibit        Reference
Number         Number        Title of Document     Location


3.01           3(i)          Articles of Inc.      Incorportated by
                                                   Reference*

3.02           3(ii)         By-Laws               Incorportated by
                                                   Reference*

27             27            Financial Data        Attached
                             Schedule

99             99            1996 Stock Option     Incorporated by
                             Plan                  Reference*

 * Incorporated by reference from the registrants registration statement on Form SB-2, as amended and filed with the Commission, SEC file number 333-16031.

     (b)  Reports on Form 8-K

     No Form 8-Ks were required to be filed by the Company for the fourth quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LITIGATION ECONOMICS, INC.

DATE:  2/26/98                     By /s/ Cornelius A. Hofman
                                   ---------------------------
                                   Cornelius A. Hofman
                                   Director and President

                              LITIGATION ECONOMICS, INC.
                            [A Development Stage Company]

                                 FINANCIAL STATEMENTS

                                  DECEMBER 31, 1997

JONES, JENSEN & COMPANY, LLC
(letterhead)

                           INDEPENDENT AUDITORS' REPORT

The Board of Directors
Litigation Economics, Inc. and Subsidiary
(A Development Stage Company)
Pocatello, Idaho

We have audited the accompanying consolidated balance sheet of Litigation Economics, Inc. and Subsidiary (a development stage company) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and from inception on July 31, 1996 through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Litigation Economics, Inc. and Subsidiary (a development stage company) as of December 31, 1997 and the results of their operations and their cash flows for the year ended December 31, 1997 and from inception on July 31, 1996 through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note
4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
February 12, 1998

                   LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                             Consolidated Balance Sheet

                                     ASSETS

                                                                 December 31,
                                                                   1997
CURRENT ASSETS

Cash                                                           $     10,434
Accounts receivable                                                       8

         Total Current Assets                                        10,442

PROPERTY AND EQUIPMENT (NET) (Note 2)
                                                                     24,680

OTHER ASSETS

Deposits                                                                125

         Total Other Assets                                             125

         TOTAL ASSETS                                          $     35,247

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                $     2,510
Unearned revenue                                                        388

         Total Liabilities                                            2,898

STOCKHOLDERS' EQUITY

Preferred stock; authorized 5,000,000 shares
  at $0.001 par value; no shares issued or
  outstanding                                                           -

Common stock; authorized 50,000,000 shares
  shares at $0.001 par value; 1,600,000
  shares issued and outstanding                                       1,600

Additional paid-in capital                                          104,041

Deficit accumulated during the development
stage                                                               (73,292)

        Total Stockholders' Equity                                   32,349

         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                                $     35,247

                   LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Statements of Operations


                                                              From Inception
                                 For the                        on July 31,
                               Year Ended                      1996 Through
                                December 31,                   December 31,
                                   1997                          1997

REVENUE                        $     19,534                   $     19,534

EXPENSES

  Depreciation                         3,747                         3,747
  General and administrative          83,204                        88,973

     Total Expenses                   86,951                        92,720

LOSS FROM OPERATIONS                 (67,417)                      (73,186)

OTHER INCOME

  Loss on sale of asset                 (858)                         (138)
  Interest income                         -                             32

     Total Other Income                 (858)                         (106)

NET LOSS                        $     (68,275)               $     (73,292)

NET LOSS PER SHARE              $       (0.04)

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING              1,550,000

                        LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                              (A Development Stage Company)
                      Consolidated Statements of Stockholders' Equity

                                                                    Deficit
                                                                  Accumulated
                                                     Additional   During the
                                    Common Stock      Paid-in     Development
                                 Shares      Amount   Capital       Stage

Balance, July 31, 1996             -      $     -    $   -       $     -

Common stock issued for
 cash at $0.001 per share       1,000,000     1,000      -             -
Recapitalization of G.E.C.,Inc.   500,000       500    4,141           -

Net loss for the period ended
 December 31, 1996                 -            -        -          (5,017)

Balance, December 31, 1996      1,500,000     1,500     4,141       (5,017)

Common stock issued for
 cash at $1.00 per share          100,000       100     9,900          -

Net loss for the year ended
 December 31, 1997                 -             -       -          (68,275)

Balance, December 31, 1997      1,600,000   $ 1,600  $ 104,041    $ (73,292)

                      LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                            (A Development Stage Company)
                         Consolidated Statements of Cash Flows

                                                               From Inception
                                                   For the      on July 31,
                                                  Year Ended   1996 Through
                                                  December 31,  December 31,
                                                     1997           1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                         $ (68,275)     $ (73,292)
Adjustments to reconcile net loss
 to net cash used by operating activities:
Depreciation                                         3,747          3,747
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable              (8)            (8)
(Increase) decrease in deposits                       (125)          (125)
Increase (decrease) in accounts payable                 32          2,510
Increase (decrease) in unearned revenue                388            388

       Net Cash (Used) by Operating Activities     (64,241)       (66,780)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of fixed assets                         (28,427)       (28,427)
  Cash acquired in recapitalization of subsidiary      -            4,641

       Net Cash (Used) by Investing Activities     (28,427)       (23,786)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued for cash                     100,000        101,000
       Net Cash Provided by Financing Activities   100,000        101,000
NET INCREASE (DECREASE) IN CASH                      7,332         10,434
CASH AT BEGINNING OF PERIOD                          3,102            -

CASH AT END OF PERIOD                             $ 10,434      $  10,434

Cash Paid for:

Interest                                          $    -        $     -
Income taxes                                      $    -        $     -

                       LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                            (A Development Stage Company)
                     Notes to the Consolidated Financial Statements
                                  December 31, 1997


NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Operating History

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

On December 22, 1996, the Company acquired all of the outstanding stock of G.E.C., Inc., (the Subsidiary) for 1,000,000 shares of the Company's common stock valued at $.001 per share or $1,000 which represented the capital contributed to the subsidiary. The acquisition of the Subsidiary was recorded as a recapitalization of the Subsidiary, whereby the acquired company is treated as the surviving entity for accounting purposes. The Subsidiary was formed on July 31, 1996 in the State of Idaho. The Subsidiary is engaged in the field of economic advising and consulting and commenced principal business operations during 1997. Accordingly, the subsidiary is also considered a development stage company.

Summary of Significant Accounting Policies

a.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31, year end.

b.  Net Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

c.  Provision for Taxes

At December 31, 1997, the Company has net operating loss carryforwards of approximately $73,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the operating loss carryforwards are offset by a valuation allowance of the same amount.

                     LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                           (A Development Stage Company)
                   Notes to the Consolidated Financial Statements
                                December 31, 1997


NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Cash and Cash Equivalents

For purposes of the financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

e.  Use of Estimates

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

f.  Principles of Consolidation

The consolidated financial statements include the accounts of Litigation Economics, Inc. and its wholly-owned subsidiary, G.E.C., Inc. All intercompany transactions have been eliminated.

g.  Revenue Recognition

Revenue is recognized upon the completion of consulting and advising services.

h.  Computer Software

Proprietary computer software has been developed by the president of the Company to be used in the Company's economic advising and consulting activities. The president of the Company has used his personal computer and space in his home during the development of this software. These facilities and equipment are used primarily by the Company's president for his personal affairs and the business usage would be immaterial. In addition, the president of the Company has not received any compensation from any source for his time in developing this computer software. He is employed full-time elsewhere and presently devotes a small portion of his time to the continuing development of the computer software and operations of the Company. Accordingly, no costs associated with the development of the computer software have been reflected in the accompanying consolidated financial statements.

                   LITIGATION ECONOMICS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             December 31, 1997


NOTE 2 -     PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:
                                                                 December 31,
                                                                     1997

          Computer equipment                                   $     27,400
          Furniture and fixtures                                      1,027
                                                                     28,427
          Accumulated depreciation                                   (3,747)

          Net Equipment                                        $     24,680

Depreciation expense for the year ended December 31, 1997 was $3,747.

NOTE 3 -     COMMON STOCK OPTIONS

In October of 1996, the Board of Directors adopted the Litigation Economics, Inc., 1996 Stock Option Plan (the "Plan"), allowing the Company to offer its key employees, officers, directors, consultants, and sales representatives an opportunity to acquire a proprietary interest in the Company. The total number of shares reserved and available for distribution under the Plan shall be 500,000 shares. These shares will underlie the Options issued by the Company pursuant to the Plan. The Option holders will not be protected against dilution if the Company should issue additional shares of common stock in the future. Neither the Options, nor the shares underlying the Options have pre-emptive rights. As of December 31, 1997, no activity has transpired with regard to the Plan.

NOTE 4 -     GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations. To date, the Company has been able to cover operating costs with existing financial resources. Officers of the Company have committed to make capital contributions or advances to the Company should additional funds be needed to pay operating expenses.