Form 10QSB
period 1998-03-31
EMPIRE COMMUNICATIONS CORP
filed 1998-05-14
CIK 1025707

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                      For the Quarter Ended March 31, 1998

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                        Commission file number 333-16031

                        EMPIRE COMMUNICATIONS CORPORATION
           (name of small business issuer as specified in its charter)

                  Nevada                             86-0793960
         (State or other jurisdiction             (I.R.S. employer
         of incorporation or organization)         identification No.)


          10670 N. Central Expressway, Suite 235, Dallas, Texas 75231
                    (Address of principal executive offices)

          Registrant's telephone no., including area code: 214-750-1323

             Former name, former address, and former fiscal year, if
                           changed since last report:

                           Litigation Economics, Inc.
                  227 South Ninth Avenue, Pocatello, ID 83201


  Securities registered pursuant to Section 12(b) of the Exchange Act:   None
  Securities registered pursuant to Section 12(g) of the Exchange Act:   None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes X  No ___.

Common Stock outstanding at March 31, 1998:       2,000,000 shares(1) of $.001
                                                       par value common stock.

______________________
(1) Does not include 2,350,000 shares of Convertible Preferred Stock outstanding at March 31, 1998.

                          Part 1 Financial Information

Item 1  Financial Statements

         The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                    EMPIRE COMMUNICATIONS CORPORATION
                                   (Formerly Litigation Economics, Inc)
                                       [Development Stage Company]

                                         CONDENSED BALANCE SHEETS
                                               [Unaudited]

                                                  ASSETS

                                                               Mar. 31, 1998        Dec. 31, 1997
                                                               -------------        -------------
CURRENT ASSETS:
     Cash                                                       $  263,595             $10,434
     Accounts Receivable                                             -                       8
     Notes Receivable                                            1,250,000                -
          Total Current Assets                                   1,513,595              10,442
                                                                ----------             -------

PROPERTY AND EQUIPMENT (NET)                                         -                  24,680

OTHER ASSETS:
     Deposits                                                        -                     125
                Total Other Assets                                   -                     125
                                                                     -                  ------

TOTAL ASSETS                                                    $1,513,595             $35,247
                                                                ==========             =======


                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               Mar. 31, 1998        Dec. 31, 1997
                                                               -------------        -------------
CURRENT LIABILITIES:
     Accounts payable                                              $594                 $2,510
     Unearned Revenue                                                -                     388
          Total Current Liabilities                                 594                  2,898
                                                                   ----                  -----

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred Stock; authorized 5,000,000 shares at
          At $0.001 par value; 2,350,000 shares issued and         2,350                  -
          outstanding
     Common stock; authorized 50,000,000 shares at                 2,000                1,600
          $0.001 par value; 2,000,000 shares issued and
          outstanding
     Additional paid-in Capital                                1,601,691               104,041
     Deficit accumulated during the development stage            (93,040)              (73,292)
          Total Stockholders' Equity                           1,513,001                32,349
                                                              ----------               -------
TOTAL LIABILITIES & EQUITY                                    $1,513,595               $35,247
                                                              ==========               =======


   The accompanying notes are an integral part of these financial statements.
         NOTE: The balance sheet at December 31, 1997 was taken from the audited financial statements at that date and condensed.


                                     EMPIRE COMMUNICATIONS CORPORATION
                           (Formerly Litigation Economics, Inc. and Subsidiary)
                                      [Development Stage Companies]

                                    CONDENSED STATEMENTS OF OPERATIONS
                                               [Unaudited]


                                                      For the Three     For the Three     From Inception,
                                                      Months Ended      Months Ended      Apr. 22, 1995 -
                                                     March 31, 1998    March 31, 1997     March 31, 1998
                                                     --------------    --------------     --------------
REVENUE                                                  $13,206            $0.00             $32,740
Cost of Goods Sold                                        (1,200)             -                (1,200)
     Total Revenue                                       $12,006              -               $31,540
                                                         -------                              -------

EXPENSES
General and Administrative Expenses                       17,406              -               106,379
Depreciation                                               2,313              -                 6,060
    Total Expenses                                       $19,719              -              $112,439
                                                         -------                             --------

INCOME FROM OPERATION
                                                         ($7,713)             -               $80,899
OTHER INCOME:
     Loss on sale of asset                              ($12,035)             -               (12,173)
     Interest income                                        -                 -                    32

TOTAL OTHER INCOME                                      ($12,035)             -              ($12,141)

NET INCOME                                              ($19,748)             -              ($93,040)

NET LOSS PER SHARE                                         (.001)            Nil                 (.04)

Weighted Average Number of Shares Outstanding 2,370,555

   The accompanying notes are an integral part of these financial statements.


                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                          [A Development Stage Company]

                 Consolidated Statements of Stockholders' Equity

                                                                                              Capital In       Deficit Accumulated
                                                   Common Stock             Preferred         Excess Of            During the
                                               Shares       Amount       Shares   Amount      Par Value          Development Stage
                                               ------       ------       ------   ------      ---------          -----------------
BALANCE,
     July 31, 1996                             --          $  --           --     $ --       $   --

Common stock issued for cash
     at $0.001 per share                    1,000,000      $ 1,000         --       --           --                       --
Recapitalization of G.E.C, Inc.               500,000          500         --       --         4,141                      --

Net loss for the period ended
     December 31, 1996                         --             --           --       --                                 (5,017)

BALANCE,
     December 31, 1996                      1,500,000        1,500         --       --          4,141                  (5,017)

Common stock issued for cash
     at $1.00 per share                       100,000          100         --       --         99,900                     --

Net loss for the year ended
     December 31, 1997                           --           --           --       --          --                    (68,275)

BALANCE,                                    1,600,000        1,600         --       --        104,041                 (73,292)
     December 31, 1997

Common stock issued as 2:1
     forward split as 100% stock
     dividend                               1,600,000        1,600         --       --         (1,600)                   --

Common stock surrendered to
     treasury shares pursuant to sale
     agreement of G.E.C., Inc.             (1,200,000)      (1,200)        --       --          --                       --

Preferred stock issued for cash
     at $0.6382 per share                        --           --      2,350,000  2,350      1,497,650                    --

Net loss for the quarter ended
     March 31, 1998                              --           --           --       --          --                    (19,748)

BALANCE,
     March 31, 1998                         2,000,000        2,000    2,350,000  2,350      1,600,091                 (93,040)

                        EMPIRE COMMUNICATIONS CORPORATION
              (Formerly Litigation Economics, Inc. and Subsidiary)
                          [Development Stage Companies]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 1998 and for all the periods presented have been made.

Organization and Operating History - The Company was incorporated in the State of Nevada on April 27, 1995, under the name of Landmark Leasing, Corp. The Company planned on operating as a leasing company of residential property, commercial property, vehicles, and related activities. The Company has discontinued these activities and accordingly remains a development stage company. The Company changed its name to Litigation Economics, Inc. on August 22, 1996. On August 22, 1996, the Company acquired all of the outstanding stock of GEC, Inc., (the Subsidiary) for 1,000,000 shares of the Company's common stock valued at $.001 per share or $1,000 which represented the capital contributed to the subsidiary. The acquisition of the Subsidiary was recorded as a recapitalization of the Subsidiary, whereby the acquired company is treated as the surviving entity for accounting purposes. The subsidiary was formed on July 31, 1996 in the State of Idaho. The Subsidiary is engaged in the field of economic advising and consulting and commenced principal business operations as of June 2, 1997. Accordingly, the subsidiary is also considered a development stage company.

On March 16, 1998, Empire Financial Investments LLC, a Texas limited liability company ("Empire"), purchased 2,350,000 shares of the Registrant's new Series A Convertible Preferred Stock. As of March 16, 1998, these shares and the common share votes associated with these Series A Preferred shares, constituted approximately 77.9% of total common share votes of the Company, and constituted approximately 54% of the total equity securities of the Company. Empire is a controlled subsidiary of Empire Financial Corporation ("EFC"), a Texas-based merchant banking and investment firm headquartered in Dallas, Texas. EFC is actively engaged in the acquisition and development of operating companies, focused on industrial production and commercial distribution businesses.

Accounting Method - The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31, year end.

Net Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

Provision for Taxes - At December 31, 1996, the Company had net operating loss carry forwards of approximately $5,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

Depreciation Methods - The Company is depreciating its property and equipment, which consists of computer equipment, fax machines, filing cabinets, etc., using the straight line method, over the estimated useful lives of the related assets ranging from 3 to 10 years.

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

Principles of Consolidation - The consolidated financial statements include accounts of Empire Communications Corporation and its wholly-owned subsidiary, GEC, Inc. through March 13, 1998, at which date the subsidiary was sold to a company controlled by Cornelius Hofman. Inter-company transactions have been eliminated.

Revenue Recognition - Revenue will be recognized upon the completion of consulting and advising services.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations. To date, the Company has been able to cover operating costs with existing financial resources. Officers of the Company have committed to make capital contribution or advances to the Company should additional funds be needed to pay operating expenses.

NOTE 3 - RELATED PARTY TRANSACTIONS

On March 13, 1998, the Board of Directors of the Company approved the assignment to the Company, and the Company's assumption of, Empire's agreement with Deluxe Corporation for the acquisition by Empire of two of Deluxe Corporation's operating businesses: specifically all of the equity securities of Paper Direct, Inc. and all of the assets of Current Social Expressions, Inc. The Company is obligated to pay Deluxe Corporation $80,000,000 for these businesses, and the Company intends to raise this money though a combination of leveraged acquisition debt, using the assets being acquired as collateral, and new equity funding, including the $1,500,000 capital infusion from Empire. The Company is currently developing a private offering of equity securities to complete the acquisition funding for the PaperDirect/Social Expressions transaction.

Sale of Subsidiary

Also on March 13, 1998, the Shareholders and the Board of Directors of the Company approved the sale of all of the Company's interest in G.E.C., Inc. to Cornelius A. Hofman II, the former President and Chief Executive Officer of the Company, G.E.C., Inc. was the Company's sole operating subsidiary through which it conducted its historical economic consulting business. This sale was made for $130,000, being paid $10,000 in cash and $120,000 through the surrender by Mr. and Mrs. Hofman of 1,200,000 shares of common stock. The shares surrendered by Mr. and Mrs. Hofman are now held as treasury shares.

NOTE 4 - COMMON STOCK

In October of 1996, the Board of Directors adopted the Litigation Economics, Inc., 1996 Stock Option Plan (the "Plan"), allowing the Company to offer its key employees, officers, directors, consultants, and sales representatives and opportunity to acquire a proprietary interest in the Company. The total number of shares reserved and available for distribution under the Plan shall by 500,000 shares. These shares will underlie the Options issued by the Company pursuant to the Plan. The Option holders will not be protected against dilution if the Company should issue additional shares of common stock in the future. Neither the Options, nor the shares underlying the Options have preemptive rights. As of March 31, 1998, no options have been granted or exercised pursuant to the Plan.

On March 12, 1998, the Board of Directors of the Company declared a 2 for 1 forward split of the outstanding common stock, in the form of a 100% stock dividend distributed to shareholders of record on March 1, 1998, payable on March 13, 1998.

On March 13, 1998, pursuant to the sale agreement for G.E.C., Inc., Mr. and Mrs. Cornelius A. Hofman II, surrendered 1,200,000 shares of common stock that are now held as treasury shares.

On March 16, 1998, Empire Financial Investments LLC, a Texas limited liability company purchased 2,350,000 shares of the Registrant's new Series A Convertible Preferred Stock for the purchase price of $1,500,000. Payment terms for the transaction were $250,000 in cash with the remaining balance of $1,250,000 as a note receivable to the company.

NOTE 5 - SUBSEQUENT EVENTS

The  company  is  currently   raising  $10.8  million  for  the  acquisition  of
PaperDirect/Social Expressions transaction, which has not been completed as of May 8, 1998.

Item 2.   Management's Discussion and Analysis

         Summary

         The Company was incorporated on April 27, 1995. During its first approximately three years of operations, the Company generated no significant revenues and is thus considered a development stage company. The Company raised funds at first from its founders, and then from a public offering in July, 1997. During 1997 and early 1998, the Company attempted to develop an economic consulting and expert witness business based on the talents of its then management and a proprietary software program for the analysis of economic damages.

         During the first quarter of 1998, a change in name and control of the Company took place. Empire Financial Corporation of Dallas, Texas purchased 2,350,000 shares of convertible preferred stock in a private placement on March 16, 1998, and thereby acquired voting and economic control of the Company. The purchase price for the new convertible preferred stock was $1,500,000, represented by $250,000 in cash and a promissory note for the balance of the purchase price. The Company's name was changed to Empire Communications Corporation, and the Company acquired all of Empire Financial Corporation's rights to a purchase contract whereby the Company could acquire two businesses from Deluxe Corporation: PaperDirect, Inc. and Current Social Expressions. These businesses are engaged in the wholesale distribution of specialty paper and related products and greeting cards to the United States business community.

         In connection with the change of control and name change, a number of actions were taken. The former President and his wife, majority shareholders of the Company, (a) sold 1,200,000 shares of their Company stock back to the Company, to be held as treasury stock, and (b) purchased substantially all of the assets of the Company in return for this surrender of shares and the payment of $10,000 in cash. The Company declared a stock dividend of one new share of common stock for each share owned as of March 1, 1998. This 2-for-1 stock split, in the form of a 100% stock dividend, was effective on March 13, 1998. Also, the Company commenced a private offering of common stock to raise up to $10,800,000 in new equity capital for the purpose of facilitating the acquisition of PaperDirect and Current Social Expressions.

         The acquisition of PaperDirect and Current Social Expressions is expected to take place on May 29, 1998.

Results of Operations

         The Company lost $19,748 during the first quarter of 1998, resulting in a net loss of $0.001 per common share. There were no operations during the first quarter of 1997 with which to compare the current quarter's performance.

         The Company expects to have profitable operations after the closing of the PaperDirect and Current Social Expressions acquisitions in the second quarter, although the results for the actual second quarter will be impacted by acquisition related costs, and the Company may not be profitable for the second quarter.

Financial Condition and Liquidity

         Total assets at quarter end were $1,513,595, which is significantly higher than at March 31, 1997 or December 31, 1997. The improved asset size is the result of the new equity subscription from Empire Financial Corporation in March 1998. The purchase price paid by Empire is reflected in the higher cash balance and in the note receivable.

         Liabilities were significantly reduced for the quarter as a result of insignificant business operations and the acquisition of the former business of the Company by its former President during the quarter.

         Stockholders equity is higher, reflecting the Empire Financial equity purchase. Without the Empire investment in the Company, shareholders equity would be down from the same quarter last year and from year end as a result of the accumulated losses from operations. As of quarter end, the Company had accumulated losses of $93,040 which will be available to be applied against some of the future profits of the Company, if any.

         The Company's only asset of value, other than its cash, is its contract to acquire PaperDirect and Current Social Expressions. These business acquisitions will significantly increase the assets and liabilities of the Company. For example, the Company anticipates closing on the purchase of PaperDirect and Current Social Expressions using borrowed funds for substantially the entire purchase price. This could result in up to $ 80,000,000 of new debt to be recorded in the second quarter as a result of the business acquisitions. The Company believes that the revenues to be achieved from the new businesses will be sufficient to pay debt service on the acquisition indebtedness, and that the pending private offering of the Company's common stock will also relieve a significant portion of this acquisition debt.

Forward Looking Statements

         Except for the historical information in this document, the matters described herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company advises readers that various risks and uncertainties could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to, those related to: the economic environment, particularly in the regions where the Company operates; competitive products and pricing; changes in prevailing interest rates; fiscal and monetary policies of the U.S. and other governments; regulations; acquisitions and the integration of acquired businesses; technology and associated risks; and other risks and uncertainties affecting the Company's operations and personnel.

         The Company specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                            PART II OTHER INFORMATION

Item 1  Legal Proceedings

         None

Item 2  Changes in Securities

         During the first quarter, the Company effected a 2-for-1 stock split of its common stock in the form of a 100% stock dividend paid on March 13, 1998 to common shareholders of record on March 1, 1998.

Item 3  Defaults on Senior Securities

         None

Item 4  Submission of Matters to a Vote of  Security Holders

         During the first quarter, the Shareholders approved the change in name to Empire Communications Corporation and also approved the sale of substantially all of the assets of the Company to its former President. This was done by written consent as permitted by Nevada law.

Item 5  Other Information

         None

Item 6  Exhibits and Reports on Form 8-K

         Exhibit 3.1     Articles  of  Amendment  to  Article  of   Incorportion
                         (incorporated by reference form Registrant's Form 8-K filing on March 28, 1998)



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           Empire Communications Corporation

Date: 5/14/98                              By /s/ Louis A. Farris, Jr.,
                                           -----------------------------
                                           President and Chief Executive Officer