Form 10QSB
period 1998-06-30
EMPIRE COMMUNICATIONS CORP
filed 1998-08-13
CIK 1025707

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

                   [X] Quarterly Report Pursuant to Section1 3
                     or 15(d) of the Securities Exchange Act
                                    of 1934,
                       For the Quarter Ended June 30, 1998

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        Commission file number 333-16031


                        Empire Communications Corporation
           (name of small business issuer as specified in its charter)


                 Nevada                                   86-0793960
     (State of other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                    identification No.)


                4001 West 104th Terrace, Overland Park, KS 66207
                    (Address of principal executive offices)


                                  913-469-1662
                (Registrant's telephone no., including area code)

                    10670 North Central Expressway, Suite 235
                               Dallas, Texas 75231
              (Former name, former address, and former fiscal year,
                         if changed since last report)


Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   None


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No ______

Common Stock outstanding at June 30, 1998: 2,000,000 shares of $.001 par value Common Stock

                          Part 1 Financial Information

Item 1 Financial Statements

         The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                         EMPIRE COMMUNICATIONS CORPORATION
                                       (Formerly Litigation Economics, Inc.)
                                            [Development Stage Company]

                                             CONDENSED BALANCE SHEETS
                                                    [Unaudited]

                                                      ASSETS

                                                                        June 30, 1998              Dec. 31, 1997
                                                                        -------------              -------------
CURRENT ASSETS:
         Cash                                                               $  263,001                   $10,434
         Accounts Receivable                                                         -                         8
         Notes Receivable                                                    1,250,000                         -
                  Total Current Assets                                       1,513,001                    10,442
                                                                             ---------                    ------
PROPERTY AND EQUIPMENT (NET)                                                         -                    24,680
OTHER ASSETS:
         Deposits                                                                    -                       125
                  Total Other Assets                                                 -                       125
                                                                                     -                       ---

TOTAL ASSETS                                                                $1,513,001                   $35,247
                                                                            ==========                   =======

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        June 30, 1998              Dec. 31, 1997
                                                                        -------------              -------------
CURRENT LIABILITIES:
         Accounts payable                                                $         216                    $ 2,510
         Unearned Revenue                                                            -                        388
                  Total Current Liabilities                                        216                      2,898
                                                                          ------------                     ------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock; authorized 5,000,000 shares at $0.001
       par value; 2,350,000 shares issued and outstanding
                                                                                 2,350
    Common stock; authorized 50,000,000 shares at $0.001 par
       value; 2,000,000 shares issued and outstanding
                                                                                 2,000                      1,600
    Additional paid-in Capital                                               1,601,691                    104,041
    Deficit accumulated during the development stage
                                                                               (93,256)                   (73,292)
       Total Stockholders' Equity                                            1,512,785                     32,349
                                                                             ---------                     ------

TOTAL LIABILITIES & EQUITY                                                  $1,513,001                    $35,247
                                                                            ==========                    =======

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1997 was taken from the audited financial statements at that date.



                                         EMPIRE COMMUNICATIONS CORPORATION
                               (Formerly Litigation Economics, Inc. and Subsidiary)
                                           [Development Stage Companies]

                                         CONDENSED STATEMENT OF OPERATIONS
                                                    [Unaudited]



                                                                        For the Three          For the Three Months
                                                                        Months Ended                   Ended
                                                                        June 30, 1998              June 30, 1997
                                                                        -------------              -------------

REVENUE                                                                   $   0.00                   $ 0.00
Cost of Goods Sold                                                        $    -                        -
         Total Revenue                                                    $   0.00                   $ 0.00
                                                                          --------                   ------


EXPENSES
General and Administrative Expenses                                           216                    $15,924
Depreciation
         Total Expenses                                                      $216                    $15,924
                                                                                                     -------


INCOME FROM OPERATION
                                                                            ($216)                  ($15,924)


OTHER INCOME
         Loss on sale of asset                                              ($0.00)                    -
         Interest income                                                      -                        -


TOTAL OTHER INCOME                                                          ($0.00)                   -


NET INCOME                                                                   ($216)                 ($15,924)

NET LOSS PER SHARE                                                          ($0.00009)              ($0.0067)

Weighted Average Number of Shares Outstanding 2,370,555

The accompanying notes are an integral part of these financial statements.



                                         EMPIRE COMMUNICATIONS CORPORATION
                               (Formerly Litigation Economics, Inc. and Subsidiary)
                                           [Development Stage Companies]

                                         CONDENSED STATEMENT OF OPERATIONS
                                                    [Unaudited]



                                                                         For the Six                For the Six
                                                                        Months Ended                Months Ended
                                                                        June 30, 1998              June 30, 1997
                                                                        -------------              -------------
REVENUE                                                                    $13,206                   $ 0.00
Cost of Goods Sold                                                          (1,200)                     -
         Total Revenue                                                     $12,006                   $ 0.00
                                                                           -------                   ------


EXPENSES
General and Administrative Expenses                                         17,622                   $15,924
Depreciation                                                                 2,313
         Total Expenses                                                    $19,935                   $15,924
                                                                           -------                   -------


INCOME FROM OPERATION
                                                                           ($7,929)                 ($15,924)


OTHER INCOME
         Loss on sale of asset                                            ($12,035)                    -
         Interest income                                                      -                        -


TOTAL OTHER INCOME                                                        ($12,035)                    -


NET INCOME                                                                ($19,964)                 ($15,924)


NET LOSS PER SHARE                                                         ($0.001)                 ($0.0067)


Weighted Average Number of Shares Outstanding 2,370,555

The accompanying notes are an integral part of these financial statements.



                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                         [A Development Stage Companies]

                 Consolidated Statements of Stockholders' Equity



                                                                                                         Capital In       Deficit
                                           Common Stock                         Preferred                Excess of      Accumulated
                                                                                                                        During the
                                                                                                                        Development
                                      Shares         Amount            Shares           Amount         Par Value           Stage
                                 --------------- ---------------- ----------------- ---------------- --------------- ---------------
BALANCE
     July 31, 1996                      --            $ --               --              $ --             $ --             $ --


Common stock issued for cash
     at $0.001 per share          1,000,000          $1,000              --               --               --                --
Recapitalization of G.E.C.,         500,000             500              --               --             4,141               --
     Inc.


Net loss for the period ended
     December 31, 1996                  --             --                --               --                              (5,017)


BALANCE,
     December 31, 1996              1,500,000         1,500              --               --             4,141            (5,017)


Common stock issued for cash
     at $1.00 per share              100,000           100               --               --             99,000              --


Net loss for the year ended
     December 31, 1997                  --             --                --               --               --             (68,275)

BALANCE,
     December 31, 1997              1,600,000         1,600              --               --            104,041           (73,292)


Common stock issued as 2;1
     forward split as 100%
     stock dividend                 1,600,000         1,600              --               --            (1,600)              --


Common stock surrendered to
     treasury shares pursuant
     to sale agreement of
     G.E.C., Inc.                  (1,200,000)       (1,200)             --               --               --                -


Preferred stock issued for
     cash at $0.6382 per share          --             --            2,350,000           2,350         1,497,650             --


Net loss for the period ended
     June 30, 1998                      --             --                --               --               --             (19,964)


BALANCE,
     June 30, 1998                  2,000,000        (2,000)         2,350,000           2,350         1,600,091          (93,256)

                        EMPIRE COMMUNICATIONS CORPORATION
              (Formerly Litigation Economics, Inc. and Subsidiary)
                          [Development Stage Companies]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 1998 and for all the periods presented have been made.

Organization and Operating History -- The Company was incorporated in the State of Nevada on April 27, 1995, under the name of Landmark Leasing, Corp. The Company planned on operating as a leasing company of residential property, commercial property, vehicles, and related activities. The Company has discontinued these activities and accordingly remains a development stage company. The Company changed its name to Litigation Economics, Inc. on August 22, 1996 when it acquired all of the outstanding stock of GEC, Inc., for 1,000,000 shares of the Company's common stock valued at $.001 per share which represented the capital contributed to GEC by its founders. The acquisition of GEC was recorded as a recapitalization of GEC, whereby the acquired company is treated as the surviving entity for accounting purposes. GEC was formed on July 31, 1996 in the State of Idaho, and was engaged in the field of economic advising and consulting and commenced principal business operations as of June 2, 1997.

On March 16, 1998, Empire Financial Investments LLC, a Texas limited liability company ("Empire"), purchased 2,350,000 shares of the Company's new Series A Convertible Preferred Stock. As of March 16, 1998, these shares and the common share votes associated with these Series A Preferred shares, constituted approximately 77.9% of total common share votes of the Company, and constituted approximately 54% of the total equity securities of the Company. Empire was a controlled subsidiary of Empire Financial Corporation ("EFC"), a Texas-based merchant banking and investment firm headquartered in Dallas, Texas.

Accounting Method - The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31, year end.

Net Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

Provision for Taxes - At December 31, 1996, the Company had net operating loss carry forwards of approximately $5,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forward are offset by a valuation allowance of the same amount.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principles of Consolidation - The consolidated financial statements include accounts of Empire Communications Corporation and its wholly-owned subsidiary, GEC, Inc. through March 13, 1998, at which date GEC was sold to Mr. and Mrs. Cornelius Hofman. Inter-company transactions have been eliminated.

Revenue Recognition -- Revenue will be recognized upon the completion of consulting and advising services.

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

NOTE 4 - COMMON STOCK

In October of 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "Plan"), allowing the Company to offer its key employees, officers, directors, consultants, and sales representatives and opportunity to acquire a proprietary interest in the Company. There are 500,000 shares reserved and available for distribution under the Plan. These shares will underlie the Options issued by the Company pursuant to the Plan. The Option holders will not be protected against dilution if the Company should issue additional shares of common stock in the future. Neither the Options, nor the shares underlying the Options have preemptive rights.
As of March 31, 1998, no options have been granted or exercised pursuant to the Plan.

On March 12, 1998, the Board of Directors of the Company declared a 2 for 1 forward split of the outstanding common stock, in the form of a 100% stock dividend distributed to shareholders of record on March 1, 1998, payable on March 13, 1998.

On March 13, 1998, pursuant to the sale agreement for GEC, Mr. and Mrs. Cornelius Hofman, surrendered 1,200,000 shares of common stock that are now held as treasury shares.

On March 16, 1998, Empire Financial Investment LLC, a Texas limited liability company purchased 2,350,000 shares of the Registrant's new Series A Convertible Preferred Stock for the purchase price of $1,500,000. Payment terms for the transaction were $250,000 in cash with the remaining balance of $1,250,000 as a note receivable to the company.

NOTE 5 - SUBSEQUENT EVENTS

Effective on July 14, 1998, the Company, Empire Financial Investment LLC, and Mr. and Mrs. Cornelius Hofman all agreed to rescind the transactions whereby Empire had invested in the Company and assigned to it valuable contract rights, and whereby Mr. and Mrs. Hofman had purchased the Company's GEC subsidiary. All consideration given by any of the parties to each other was returned and title to all rights and property was returned to status quo ante.


Item 2 Management's Discussion and Analysis

         Summary

         The  Company  was   incorporated   on  April  27,   1995.   During  its
approximately three years of operations, the Company has generated no significant revenues and continues to be considered a development stage company. The Company raised funds at first from its founders, and then from a public offering in July, 1997. During 1997 and early 1998, the Company attempted to develop an economic consulting and expert witness business based on the talents of its then management and a proprietary software program for the analysis of economic damages. This effort proved unsuccessful.

         During the first quarter of 1998, a change in name and control of the Company took place and was announced, together with several related material corporate actions. During the second quarter, the Company received informal word that Empire Financial Corporation desired to rescind its controlling investment in the Company's convertible preferred stock and also desired to rescind its assignment to the Company of the contract rights for the acquisition of PaperDirect, Inc. and Current Social Expressions, businesses that are engaged in the wholesale distribution of specialty paper and related products and greeting cards to the United States business community. The Company was amenable to the rescissions and they became effective July 14, 1998. In that connection, the Company also announced that it had reacquired its former operating subsidiary, GEC and rescinded the transaction with Mr. and Mrs. Cory Hofman whereby they had acquired GEC from the Company for stock and cash.

         The Company has moved its executive offices to Overland Park, Kansas in space provided by the Company's new Chief Executive Officer and sole Director, Norman Petersen. Further details concerning the rescission of the PaperDirect and GEC transactions can be found in the Report on Form 8-K filed by the Company with the Commission on July 20, 1998.

Results of Operations

         The Company had no operations in the second quarter of 1998, a time when it was concentrating its efforts on the PaperDirect and Current Social
Expressions acquisitions, including an abortive private placement of the Company's common stock. Modest expenses were incurred in the quarter in accounting costs associated with the aborted private placement. Legal and other expenses associated with the aborted PaperDirect and Current Social Expressions acquisitions are expected to be billed during the third quarter and will be recorded as expenses at that time.

         With the reacquisition of its GEC subsidiary, which was the Company's sole business operation during 1997 and the first quarter of 1998, the Company expects to return to the general level of operations experienced at that time. The Company has never experienced a profit from operations to date.

Financial Condition and Liquidity

         Total assets at June 30, 1998 were $1.55 million, made up almost totally of the $1,500,000 investment made in the Company by Empire Financial Investment LLC., together with the $10,000 cash paid to the Company by Mr. and Mrs. Hofman for their purchase of GEC. Otherwise, total assets were substantially the same as at the end of the first quarter. On July 14, 1998, the Empire's investment in the Company was rescinded and refunded, as was the Hofmans' purchase of GEC.

         Liabilities  were cut in half between March 31, 1998 and June 30, 1998,
and  remain   insignificant.   With  the  reacquisition  of  its  GEC  operating
subsidiary, the Company expects to incur additional short-term liabilities.

         Stockholders equity at June 30, 1998 remained high, reflecting the Empire Financial equity purchase. With the rescission of the Empire investment on July 14, 1998, shareholders equity would be down from the same quarter last year and from year end as a result of the accumulated losses from operations. As of June 30, 1998, the Company had accumulated losses of $93,256, which will be available to be applied against some of the future profits of the Company, if any, as a shelter against corporate income taxes.

         At June 30, 1998, the Company's only asset of value, other than its cash, was its contract to acquire PaperDirect and Current Social Expressions. With the rescission of these planned acquisitions and the Company's prior sale of its GEC subsidiary on July 14, 1998, the Company's only asset will be GEC and the consulting business that can be done through that entity.

         The Company does not have sufficient cash on hand to cover expected costs of operating the Company during the remainder of 1998. It is likely that the Company will have to attempt to raise additional equity through one or more offerings of its common stock unless GEC is able to generate sufficient cash from its operations to pay such expenses.

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

Item 3 Defaults on Senior Securities

         None

Item 4 Submission of Matters to a Vote of  Security Holders

         None.

Item 5 Other Information

         None

Item 6 Exhibits and Reports on Form 8-K

         No Exhibits
         A Form 8-K Report was filed on May 20, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                        Empire Communications Corporation



                                                     /s/ Norman Petersen
Date: 8/12/98                                        --------------------------
                                                     By Norman Petersen
                                                     President and Chief
                                                     Executive Officer