Form 10QSB
period 1998-09-30
EMPIRE COMMUNICATIONS CORP
filed 1998-11-13
CIK 1025707

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

          [X]  Quarterly Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934.

                    For the Quarter Ended September 30, 1998

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

          Registrant's telephone no., including area code: 913-469-1662


                  -------------------------------------------
                     Former name, former address, and former
                   fiscal year, if changed since last report.


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

         Common Stock outstanding at November 12, 1998 - 3,200,000 shares of $.001 par value Common Stock.



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

                                         CONDENSED BALANCE SHEETS
                                               [Unaudited]

                                                  ASSETS

                                                            September 30, 1998      Dec. 31, 1997
                                                            ------------------      -------------
CURRENT ASSETS:
     Cash                                                      $      3,001            $10,434
     Accounts Receivable                                                -                    8
     Notes Receivable                                                                        -
          Total Current Assets                                         3,001            10,442
                                                                ------------           -------

PROPERTY AND EQUIPMENT (NET)                                             -             24,680

OTHER ASSETS:
     Deposits                                                            -                125
                Total Other Assets                                       -                125
                                                                 ---------             ------

TOTAL ASSETS                                                   $      3,001            $35,247
                                                               ============            =======


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               Sept.30, 1998        Dec. 31, 1997
                                                               -------------        -------------
CURRENT LIABILITIES:
     Accounts payable                                             $16,210               $2,510
     Unearned Revenue                                                -                     388
          Total Current Liabilities                                16,210                2,898
                                                                ----------               -----

STOCKHOLDERS' EQUITY (DEFICIT):

     Common stock; authorized 50,000,000 shares at                  3,200                1,600
          $0.001 par value; 3,200,000 shares issued and
          outstanding
     Additional paid-in Capital                                    92,841              104,041
     Deficit accumulated during the development stage            (109,250)             (73,292)
          Total Stockholders' Equity                              (13,209)              32,349

TOTAL LIABILITIES & EQUITY                                      $   3,001              $35,247
                                                                =========              =======

   The accompanying notes are an integral part of these financial statements.
         NOTE: The balance sheet at December 31, 1997 was taken from the audited financial statements at that date and condensed.



                                    EMPIRE COMMUNICATIONS CORPORATION
                                  (Formerly Litigation Economics, Inc.)
                                      [Development Stage Companies]

                                    CONDENSED STATEMENTS OF OPERATIONS
                                               [Unaudited]



                                                      For the Three     For the Three
                                                      Months Ended      Months Ended
                                                     Sept. 30, 1998    Sept. 30, 1997
                                                     --------------    --------------
REVENUE                                                   $0.00            $7,036
Cost of Goods Sold                                        $ -                -
     Total Revenue                                        $0.00             7,036
                                                          -----             -----

EXPENSES
General and Administrative Expenses                       15,994           $42,165
Depreciation                                                                  -
    Total Expenses                                       $15,994           $42,165
                                                         -------           -------

INCOME FROM OPERATION
                                                        ($15,994)         ($35,129)
OTHER INCOME:
     Loss on sale of asset                                ($0.00)             (858)
     Interest income                                         -                 -

TOTAL OTHER INCOME                                        ($0.00)             (858)

NET INCOME/LOSS                                         ($15,994)         ($35,987)

NET LOSS PER SHARE                                        ($.004)            ($.02)

   The accompanying notes are an integral part of these financial statements.


                                     EMPIRE COMMUNICATIONS CORPORATION
                           (Formerly Litigation Economics, Inc. and Subsidiary)
                                      [Development Stage Companies]

                                    CONDENSED STATEMENTS OF OPERATIONS
                                               [Unaudited]


                                                      For the Nine      For the Nine
                                                      Months Ended      Months Ended
                                                     Sept. 30, 1998    Sept. 30, 1997
                                                     --------------    --------------
REVENUE                                                  $13,206            $7,036
Cost of Goods Sold                                        (1,200)             -
     Total Revenue                                       $12,006            $7,036
                                                         -------            ------

EXPENSES
General and Administrative Expenses                       33,616           $58,089
Depreciation                                               2,313              -
    Total Expenses                                       $35,929           $58,089
                                                         -------           -------

INCOME FROM OPERATION
                                                        ($23,923)         ($51,053)
OTHER INCOME:
     Loss on sale of asset                              ($12,035)             (858)
     Interest income                                        -                  -

TOTAL OTHER INCOME                                      ($12,035)             (858)

NET INCOME/LOSS                                         ($35,958)         ($51,911)

NET LOSS PER SHARE                                         (.011)             (.03)

   The accompanying notes are an integral part of these financial statements.




                                      EMPIRE COMMUNICATIONS CORPORATION
                                     (Formerly Litigation Economics, Inc.)
                                         [A Development Stage Company]

                                Consolidated Statements of Stockholders' Equity

                                                                                             Capital In     Deficit Accumulated
                                               Common Stock            Preferred             Excess Of          During the
                                               Shares      Amount      Shares   Amount       Par Value       Development Stage
                                               ------      ------      ------   ------       ---------       -----------------
BALANCE,
     July 31, 1996                             --         $   --           --   $    --      $    --           $      --

Common stock issued for cash
     at $0.001 per share                    1,000,000       $1,000         --        --           --                  --
Recapitalization of GEC, Inc.                 500,000          500         --        --         4,141                 --

Net loss for the period ended
     December 31, 1996                         --             --           --        --                             (5,017)

BALANCE,
     December 31, 1996                      1,500,000        1,500         --        --         4,141               (5,017)

Common stock issued for cash
     at $1.00 per share                       100,000          100         --        --        99,900                 --

Net loss for the year ended
     December 31, 1997                           --           --           --        --          --                (68,275)

BALANCE,                                    1,600,000        1,600         --        --       104,041              (73,292)
     December 31, 1997

Common stock issued as 2:1
     forward split as 100% stock
     dividend                               1,600,000        1,600         --        --          --                   --

Common stock surrendered to
     treasury shares pursuant to sale
     agreement of GEC, Inc.                (1,200,000)      (1,200)        --        --          --                   --

Preferred stock issued for cash
     at $0.6382 per share                        --           --       2,350,000   2,350    1,497,650                 --

Preferred stock surrendered to
     treasury share pursuant to
     recission resolution                                             (2,350,000) (2,350)  (1,497,650)                --





                                      EMPIRE COMMUNICATIONS CORPORATION
                                    (Formerly Litigation Economics, Inc.)
                                        [A Development Stage Company]

                              Consolidated Statements of Stockholders' Equity
                                                 (Continued)

                                                                                             Capital In      Deficit Accumulated
                                               Common Stock            Preferred             Excess Of          During the
                                               Shares      Amount      Shares   Amount       Par Value       Development Stage
                                               ------      ------      ------   ------       ---------       -----------------
Common stock reissued pursuant
     to recission resolution                 1,200,000        1,200        --       --        (11,200)              --

Net loss for the period ended
     September 30, 1998                          --            --          --       --           --               (35,958)

BALANCE,
     September 30, 1998                      3,200,000        3,200        --       --         92,841            (102,950)

                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                          [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at September 30, 1998 and for all the periods presented have been made.

Organization and Operating History - The Company was incorporated in the State of Nevada on April 27, 1995 under the name of Landmark Leasing Corp. The Company planned on engaging in leasing residential property, commercial property, vehicles, and related activities. The Company has discontinued these activities and accordingly remains a development stage company. The Company changed its name to Litigation Economics, Inc. on August 22, 1996, when it acquired all of the outstanding stock of GEC, Inc., for 1,000,000 shares of the Company's common stock valued at $.001 per share or $1,000. The acquisition of GEC was recorded as a recapitalization of GEC, whereby GEC was treated as the surviving entity for accounting purposes. GEC was formed on July 31, 1996 in the State of Idaho. Accordingly, GEC is also considered a development stage company.

On March 16, 1998, Empire Financial Investments LLC, a Texas limited liability company ("Empire"), purchased 2,350,000 shares of the Company's new Series A Convertible Preferred Stock. As of March 16, 1998, these shares and the common share votes associated with these Series A Preferred shares constituted approximately 77.9% of total common share votes of the Company, and constituted approximately 54% of the total equity securities of the Company. Empire is a wholly-owned subsidiary of Empire Financial Corporation ("EFC"), a Texas-based merchant banking and investment firm headquartered in Dallas, Texas. Empire introduced the Company to an opportunity to acquire two subsidiary businesses of the Deluxe Corporation ("the Paper Direct transaction"). In late May, 1998, Empire informed the Company that it no longer wished to proceed with the Paper Direct transaction through the Company, and that it desired a rescission of its investment in the Company. In connection with the Paper Direct transaction, the Company had sold all of the outstanding stock of GEC to Cornelius and Stacey Hofman in return for cancellation of shares in the company and a certain cash consideration. When the Paper Direct transaction was rescinded with Empire, GEC was reaquired by the company by a return of all consideration by the Hofmans.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

None.

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

On March 13, 1998, in connection with the sale of GEC, Mr. and Mrs. Cornelius A. Hofman II, surrendered 1,200,000 shares of common stock that are now held as treasury shares.

On March 16, 1998, Empire Financial Investments LLC, a Texas limited liability company purchased 2,350,000 shares of the Registrant's new Series A Convertible Preferred Stock for the purchase price of $1,500,000. Payment terms for the transaction were $250,000 in cash with the remaining balance of $1,250,000 as a note receivable to the company.

On July 15, 1998, pursuant to the rescission resolution, Empire Financial Investments, LLC surrendered 2,350,000 shares of the Registrant's new Series A Convertible Preferred Stock to the treasury in exchange for $250,000 in cash the cancellation of $1,250,000 note receivable owed to the company. Simultaneously, 1,200,000 shares of common stock were reiussed to Mr. and Mrs. Cornelius A. Hofman II in return for all of the outstanding stock of GEC.

NOTE 5 - SUBSEQUENT EVENTS

None.

Item 2.   Management's Discussion and Analysis

         Summary

         The Company was incorporated on April 27, 1995. During its first approximately three years of operations, the Company has generated no significant revenues and is thus considered a development stage company. The
Company raised funds initially from its founders, and then from a public offering in July, 1997. In 1997 and early 1998, the Company attempted to develop an economic consulting and expert witness business based on the talents of its then management and a proprietary software program for the analysis of economic damages in litigation contexts. During this time period, the Company took the name Litigation Economics, Inc. to reflect its new business plan.

         During the first quarter of 1998, the Company changed its name to Empire Communications Corporation and sold a controlling equity interest to Empire Financial Corporation, a Dallas, Texas-based merchant bank, all in connection with the Company's proposed acquisition and operation of two businesses then being sold by DeLux Corporation: PaperDirect, Inc. and Current Social Expressions. The Company worked hard in February, March, April and early May to complete due diligence on the PaperDirect and Current Social Expressions acquisitions and to raise new equity funding through a private placement. Several corporate actions took place in contemplation of the PaperDirect and Current Social Expressions acquisitions, including the sale of the Company's GEC, Inc. subsidiary to the Company's then controlling shareholders, Mr. and Mrs. Cornelius Hofman for a surrender of 1.2 million shares of the Company's Common Stock and some cash.

         Late in the second quarter of 1998, Empire Financial Corporation indicated its desire to rescind its investment in the Company, and also to rescind its assignment to the Company of the contract rights for the acquisition of PaperDirect, Inc. and Current Social Expressions. The Company agreed, and the Empire Financial investment was unwound, the PaperDirect and Current Social Expressions acquisition efforts ceased, the new private placement was abandoned, and Mr. and Mrs. Hofman agreed to sell GEC back to the Company for a return of the consideration they paid--all during the third quarter of 1998. Further details concerning the rescission of the PaperDirect and GEC transactions can be found in the Report on Form 8-K filed by the Company with the Commission in July 1998.

         The Company is now exploring various business opportunities, and in the third quarter the Company moved its executive offices to Overland Park, Kansas in space provided by the Company's new Chief Executive Officer and sole Director, Norman Petersen.

Results of Operations

         The Company lost ($15,994) during the third quarter of 1998, resulting in a net loss per share of $0.004. This compares to a net loss of ($35,987) (($0.02) per share) during the third quarter of 1997 when the Company was engaged in the economic consulting business. Although the Company earned $7,036 in revenues in the September 1997 third quarter, compared with no earnings in the 1998 period, higher administrative expenses resulted in the higher loss in the 1997 quarter.

         For the nine months ended September 30, 1998, the Company earned $12,000 in revenue, compared with $7,036 for the some nine months in 1997. This higher revenue was the result of the growth in GEC's economic consulting business, and resulted in a smaller net loss during the first nine months of 1998 ($35,958) than in the same period in 1997 ($51,911). On a per share basis, the Company lost $0.01 per share for the 1998 period compared to a loss of $0.03 per share for the same period in 1997. A larger number of shares outstanding on September 30, 1998 accounted for some of the comparative difference.

         The Company continues to suffer from the expenses of the abortive PaperDirect transactions and the several months in 1998 when the Company's economic consulting business was sold away. This is evidenced by the GEC subsidiary generating no revenues in the three months ended September 30, 1998. Substantially all of the expenses booked in the third quarter 1998 were PaperDirect transaction-related. Management expects that it may take some time for GEC to get back to earning revenues or for the Company to enter into a new business enterprise. As a result, Management does not expect the Company to be profitable in the fourth quarter of 1998.

Financial Condition and Liquidity

         Total assets at quarter end were $3,001, compared with $35,247 at December 31, 1997. This decline in assets reflects the sale of the economic consulting business in early 1998 and the expenditure of cash on hand to facilitate the abortive PaperDirect transactions. The increase in liabilities is a direct result of PaperDirect-related expenses being accrued to accounts payable.

         As a result of assets lost in the sale and repurchase of the economic consulting business and cash expended in the PaperDirect effort, shareholders equity in the Company declined to a negative net worth of ($13,209) at September 30, 1998 compared with a positive shareholder equity of $35,247 at December 31, 1997.

         The financial condition of the Company is tenuous, and without an infusion of new capital to pay existing creditors the Company is insolvent and in danger of an involuntary bankruptcy proceeding. Management is looking for a source of additional equity or long term debt funding, but no sources have been located as of the date of this Report. Management intends to consult with the Company's largest shareholders to determine their desires for the Company on a going forward basis.

Year 2000 Issues

         The Company is aware of the issues facing it and the rest of the world resulting from the Year 2000 and related computer system problems. The Company believes that its own information processing computers are new enough to be free of these problems, but Management has not yet tested the Company's systems to ascertain the status. The Company is aware that several systems that it uses for non-information processing may have embedded date-sensitive chips that will cause malfunction or non function during 1999 or on and after December 31, 1999. The Company has not made any assessment of these embedded chips. The Company is also aware that even if its own computers and other systems are Year 2000 compliant, the failure of important third party suppliers of goods and services to the Company would have a material adverse impact on the Company's ability to survive. Some of these important third parties are electricity, water, natural gas and government services to the Company and its surrounding community. The Company has not made any assessment of the readiness of these important third party suppliers.

         The  Company  has  expended  no  funds  on  Year  2000  remediation  or assessment, and does not project any funds to be available for Year 2000 remediation or assessment during the rest of 1999.

         The Company has no contingency plans in the event itself or one or more material suppliers experiences Year 2000 problems.

Forward Looking Statements

         Except for the historical information in this document, the matters described herein, including but not limited to Year 2000 issues, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company advises readers that various risks and uncertainties could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to, those related to: the economic environment, particularly in the regions where the Company operates; competitive products and pricing; changes in prevailing interest rates; fiscal and monetary policies of the U.S. and other governments; regulations; acquisitions and the integration of acquired businesses; technology and associated risks; and other risks and uncertainties affecting the Company's operations and personnel.

         The Company specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                            PART II OTHER INFORMATION

Item 1  Legal Proceedings

         None

Item 2  Changes in Securities

         None.

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

                                         Empire Communications Corporation

Date: 11/12/98                           By /s/ Norman Peterson
                                           --------------------------
                                           President and Chief Executive Officer