Form 10KSB
period 1998-12-31
EMPIRE COMMUNICATIONS CORP
filed 1999-03-18
CIK 1025707

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-KSB

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

              4001 West 104th Terrace, Overland Park, Kansas 66207
                    (Address of principal executive offices)

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year:  $ 0

The number of shares outstanding of the Issuer's common stock at December 31, 1998: 3,200,000

Transitional Small Business Disclosure Format: Yes _____ No X

                                     PART I
Item 1. Description of Business

         The Company was incorporated in the State of Nevada on April 27, 1995, under the name of Landmark Leasing, Corp. to engage in the equipment leasing business. This business was not successful, and the Company sought new business opportunities for its shareholders.

         To pursue a new business opportunity in the economic consulting and expert witness business, the Company changed its name to Litigation Economics, Inc. on December 22, 1996, the same date on which it acquired all of the outstanding stock of G.E.C., Inc. ("G.E.C."), an Idaho corporation formed to engage in that business. (The description of the Company's business while pursuing this business opportunity was set out in its Annual Report on Form 10-KSB for the year ended December 31, 1997.) This business proved to be only marginally successful, and in connection with the new PaperDirect business opportunity described below, the Company decided to sell G.E.C.

         During the first quarter of 1998, the Company received the offer of a new business opportunity to acquire PaperDirect, Inc. and Current Social Expressions, businesses engaged in the wholesale distribution of specialty paper and related products and greeting cards to the United States business community. To accept this offer, the Company changed its name to Empire Communications Corporation and sold a series of new preferred stock to an investor which effected a change in control of the Company. The Company engaged in several related material corporate actions, including a 2-for-1 forward stock split and the sale of the G.E.C. subsidiary to a shareholder of the Company in return for the cancellation of certain shares and a small amount of cash. During the second quarter of 1998, the Company was unable to obtain the assurances and financial information it needed with respect to the PaperDirect businesses, and the parties to the PaperDirect business opportunity agreed to rescind the Company's involvement. The Company surrendered its PaperDirect acquisition contract rights in return for the rescission of the new preferred stock and the related change in control. The 2-for-1 stock split stayed in place, and the Company rescinded its sale of G.E.C. (The PaperDirect transactions were described in detail in the Company's Current Reports on Form 8-K dated March 27, 1998, May 20, 1998 and July 20, 1998; and in the Company's Quarterly Reports on Form 10-QSB dated May 14, 1998 and August 13, 1998.) These rescissions became effective July 14, 1998.

         In December, 1998, the Company sold G.E.C. for $16,911.22 cash, and currently has no business operations. The Company is actively seeking a successful business opportunity through technology acquisition, merger with a going concern or otherwise.

         During its approximately four years of operations, the Company has generated no significant revenues and continues to be considered a development stage company. The Company raised funds at first from its founders, and then from a public offering in July, 1997. Since its organization, the Company has attempted to develop three different business opportunities (leasing, economic consulting and specialty business paper goods) but these efforts have so far proven unsuccessful.

         Following the rescission of the PaperDirect transactions and change in control, the Company has moved its executive offices to Overland Park, Kansas in space provided by the Company's new Chief Executive Officer and sole Director, Norman Petersen, at no cost to the Company.

Item 2. Properties

         The Company has no real property assets nor does it have any leased space. It currently operates out of the offices of its President in Overland Park, Kansas. The address of the Company appears on the cover page of this report.

Item 3. Legal Proceedings

         The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action by or against the Company has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 1998.

Item 5. Market for Common Equity and Related Stockholder Matters

         (a) Market Information

         The Company's Common Stock has not been listed on any bulletin board or exchange and there is currently no public trading market for the Company's common stock.

         (b) Stockholders

         As of December 31, 1998, there were approximately 60 record holders of the Company's Common Stock. No other class of stock is outstanding.(1) at this time.

         (c) Dividends

         The Company has not previously paid any cash dividends on its outstanding equity securities and does not anticipate or contemplate paying dividends on its outstanding common stock in the foreseeable future. Management intends to utilize all available funds for the development of the Company's business. The only legal restrictions that limit the Company's ability to pay dividends are those restrictions imposed by Nevada corporate law. No dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.


--------
1 The Company issued a class of convertible preferred stock in connection with the PaperDirect business opportunity referenced above. In connection with the rescission of that business opportunity and related actions, this series of convertible preferred stock was cancelled and rescinded.

                                     PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes associated with them contained elsewhere in this report.

         Liquidity and Capital Resources

         As of December 31, 1998, the Company had no cash or other current assets, and was not engaged in any fund raising activities. The Company presently has no commitment or arrangements for additional financing from any source. To pursue any new business opportunity, the Company would need to raise additional funds through the sale of equity, or would need to use its equity to acquire a business with cash on account.

         Year 2000 Issues

         The Company uses personal computers to maintain its records. The Company has not tested its personal computers for compliance with Year 2000 date change issues. If the Company's records are lost as a result of computer failures associated with date changes over the next 18 months, it would cause a significant adverse impact on the Company and its shareholders.

         The Company also obtains goods and services, including basic utility services. The companies who provide these services to the Company have their own computer systems, both data processing and machine controllers, and they also face problems from date changes over the next 18 months. The Company has not surveyed its suppliers and is not aware of the level of compliance of its suppliers' computer systems. The failure of the Company's suppliers of goods and services to provide such goods and services to the Company as a result of Year 2000-related computer problems would result in a material adverse impact on the Company.

         Results of Operations. Fiscal Year Ended December 31, 1998 Compared to Fiscal Year Ended December 31, 1997

         Operating revenue for fiscal year 1998 was $0, the same results as experienced in 1997. (Note that the sale of the Company's G.E.C., Inc. subsidiary in late 1998 required a restatement of the Company's financial statements for 1997 and 1998. During 1997 and 1998, all of the Company's then reported revenues came from G.E.C.) The Company has had no other business operations, and has no cash or other earning assets.

         Operating expenses for fiscal year 1998 totaled $22,492, up from the $19,959 level experienced in 1997. The higher expenses were incurred in connection with the abortive PaperDirect transaction. These expenses consumed all of the cash held by the Company as well as the proceeds of the Company's sale of G.E.C. in late 1998. The bulk of these expenses are non recurring. General and administrative costs for fiscal year 1998 were $22,492 with $19,959 in 1997 (as restated for the sale of G.E.C.; see footnote 1)

Item 7. Financial Statements

         The Company's audited financial statements are attached to the end of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         (a) Directors and Executive Officers

         The following table sets forth the directors and executive officers of the Company, their ages, and all offices and positions with the Company. Each director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.


         Name of Officer or Director  Age   Positions with Company and Biography

         Norman L. Petersen            58   President   and   Director   of  the
                                            Company. Mr. Petersen is currently a
                                            partner  in Owen &  Associates  IBG,
                                            LLC,  a  consulting  and  investment
                                            company. He is also chairman and CEO
                                            of a full service  mortgage  banking
                                            company    with    105     employees
                                            nationwide.    Mr.    Petersen   was
                                            president and CEO from  1988-1996 of
                                            Advanced Financial, Inc., the parent
                                            company of AFI Mortgage Corp., which
                                            is a public  company  trading on the
                                            American   Stock   Exchange.   Other
                                            professional    experience   include
                                            being on the Board of  Directors  of
                                            Red  Oak   Hereford   Farms,   Inc.,
                                            financial consulting and director of
                                            Miller Fed Lot,  a large  commercial
                                            feedlot for which he supervised  the
                                            credit    division    which   loaned
                                            $25,000,000 a month to borrowers who
                                            owned  cattle  in the lot,  director
                                            and  majority   shareholder  of  the
                                            holding  company  that owned  Platte
                                            Valley  Bank and  Trust  Company,  a
                                            commercial bank in central  Nebraska
                                            and    Vice-President   of   Lincoln
                                            Production Credit Association.

         (b)  Involvement in Certain Legal Proceedings

         None

         (c) Compliance with Section 16(a) of the Exchange Act

         The issuer is not subject to the provisions of Section 16(a).

Item 10. Executive Compensation

         The Company has not paid compensation to any of its officers or directors.


                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation                        Long-Term Compensation
                                                             ------------------------------- ------------------------
                                                                         Awards                      Payouts
---------------------------------------------------------------------------------------------------------------------
Name and                      Salary    Bonus    Other        Restricted      Securities      Long-term   All Other
Principal Position                               Annual      Stock Awards     Underlying      Incentive   Compensation
                                                 Compensation                Options/SARs      Payout
---------------------------------------------------------------------------------------------------------------------
Cornelius Hofman                0         0          0            0               0               0           0
President and Chief
Executive Officer
(1/1/98 -3/31/98)
---------------------------------------------------------------------------------------------------------------------
Louis A. Farris, Jr.            0         0          0            0               0               0           0
President and Chief
Executive Officer
(3/31/98 -5/22/98)
---------------------------------------------------------------------------------------------------------------------
Norman L. Petersen              0         0          0            0               0               0           0
President and Chief
Executive Officer
5/22 /98 - present
---------------------------------------------------------------------------------------------------------------------


         Stock Option and Stock Appreciation Right Plans

         The Company adopted its 1996 Stock Option Plan allowing the Company to offer its key employees, officers, directors, consultants and sales representatives, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may by provided under the Stock Option Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. The total number of shares reserved and available for distribution under the 1996 Plan is 800,000 (adjusted for the 1998 2-for-1stock split.) The 1996 Plan is administered by the Board of Directors which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provision of the 1996 Plan. In connection with the stock options, the exercise price of each grant is to be determined by the Board of Directors at the time of the grant and may not be less than 100% of the fair market value of the Common Stock on the date of the grant or 110% of the fair market value of the Common Stock on the date of the grant for 10% Stockholders. The aggregate fair market value of Stock (determined at the time of grant of the Option) with respect to which Incentive Stock Options become exercisable by a Holder during any calendar year shall not exceed $100,000. The Option holders will not be protected against dilution if the Company should issue additional shares of common stock in the future. Neither the Options, nor the shares underlying the Options have preemptive rights. As of December 31, 1998, the Company has not issued any Options pursuant to the Plan.

         The Company has no employment agreements, and has not engaged in any repricing of stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the current beneficial ownership of the Company's common stock as of December 31, 1998 of each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, each director of the Company, and all directors and executive officers of the Company as a group:


                Name and                     Title of                 Amount and Nature of               Percent
                 Address                    Securities                Beneficial Ownership              of Class

         Norman L. Petersen                   Common                         193,000                       6.03
         4001 W. 104th Terrace
         Overland Park, KS 66207

         All officers and                     Common                         193,000                       6.03
         directors as a group
         (1 person)

         Cornelius A Hofman II                Common                         729,000                      22.78
         227 South Ninth Ave.
         Pocatello, ID 83201

         Stacey A. Hofman                     Common                         735,000                      22.96
         227 South Ninth Ave.
         Pocatello, ID 83201

         David N. Nemelka                     Common                     865,000*, **                     27.03
         897 S. Artistic Cr.
         Springville, UT 84663

         * Owned or controlled by David N. Nemelka or entities controlled by David N. Nemelka.

         ** After December 31, 1998, Mr. Nemelka acquired additional shares of the Company's common stock in a private transaction not involving any of the other above named shareholders. As of March 16, 1999, Mr. Nemelka beneficially owned 1,115,000 shares, with a concomitant increase in his relative percentage ownership in the Company.

Item 12. Certain Relationships and Related Transactions

         The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

         -Between December 22, 1996 and March 15, 1998, the Company used as its principal executive office, the home office of Cornelius A. Hofman II, President, (227 South Ninth Avenue, Pocatello, Idaho 83201) in Pocatello, Idaho. The Company paid approximately $2,100 to improve Mr. Hofman's home office in exchange for use of the office space until the Company's business requires more extensive administrative facilities. There was no formal written agreement for the use of such facilities.

         In 1997, the Company subcontracted some consulting work to General Economic Consulting, Inc., a company controlled by Cornelius A. Hofman, then a director of the Company. As of December 31, 1997, General Economic Consulting, Inc. received $2,544 in fees from said referral of business.

         -The Company is currently using office space provided by its President and sole director, Norman L. Petersen. Mr. Petersen is not charging the Company for this office usage, although Mr. Petersen reserves the right to seek reimbursement and compensation from the Company for this usage should the Company become able to pay such amounts.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

        Exhibits

        Exhibit      Title of Document                    Location
        Reference
        Number

        3.01          Articles of Incorporation            Incorporated by
                                                           Reference*

        3.02          By-Laws                              Incorporated by
                                                           Reference*

        10.01         Agreement of Sale of G.E.C., Inc.    Filed Herewith

        23.01         Consent of Accountants               Filed Herewith

        27.01         Financial Data                       Filed Herewith

        99.01         1996 Stock Option Plan               Incorporated by
                                                           Reference*

         * Incorporated by reference from the registrants registration statement on Form SB-2, as amended and filed with the Commission, SEC file number 333-16031.

         Reports on Form 8-K

         The Company filed current reports on Form 8-K during 1998 on the following dates, all of which reports are available under the Company's name on the Commission's website, www.sec.gov:

         March 27, 1998
         May 20, 1998
         July 20, 1998
         July 17, 1998 (amendment)


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  EMPIRE COMMUNICATIONS CORPORATION              DATE:

                  By /s/ Norman L. Petersen                      March 16, 1999
                     ----------------------
                  Norman L. Petersen, Director and President

                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 1998

                                 C O N T E N T S



Independent Auditors' Report............................................ F-3

Balance Sheet........................................................... F-4

Statements of Operations................................................ F-5

Statements of Stockholders' Equity (Deficit)............................ F-6

Statements of Cash Flows................................................ F-7

Notes to the Financial Statements....................................... F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Empire Communications Corporation
(Formerly Litigation Economics, Inc.)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Empire Communications Corporation (formerly Litigations Economics, Inc.) (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997 and from inception on April 27, 1995 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Communications Corporation (formerly Litigation Economics, Inc.) (a development stage company) as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and from inception on April 27, 1995 through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
January 15, 1999



                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                                               December 31, 1998

CURRENT ASSETS

   Cash                                                                                        $               -
                                                                                               -----------------
     Total Current Assets                                                                                      -
                                                                                               -----------------
     TOTAL ASSETS                                                                              $               -
                                                                                               =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                            $             506
                                                                                               -----------------

     Total Liabilities                                                                                       506
                                                                                               -----------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; authorized 5,000,000 shares at $0.001
    par value; no shares issued or outstanding                                                                 -
   Common stock; authorized 50,000,000 shares at $0.001
    par value; 3,200,000 shares issued and outstanding                                                     3,200
   Additional paid-in capital                                                                            102,800
   Deficit accumulated during the development stage                                                     (106,506)
                                                                                               -----------------

     Total Stockholders' Equity (Deficit)                                                                   (506)
                                                                                               -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $               -
                                                                                               =================


              The accompanying notes are an integral part of these
                             financial statements.



                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                     From
                                                                                                  Inception on
                                                                                                    April 27,
                                                             For the Years Ended                  1995 Through
                                                                  December 31,                    December 31,
                                                             1998                1997                 1998
                                                    ------------------    ----------------     -----------------

REVENUE                                             $                     $                    $
                                                    ------------------    ----------------     -----------------
EXPENSES

   General                                                      22,492              19,959                47,576
                                                    ------------------    ----------------     -----------------

     Total Expenses                                             22,492              19,959                47,576
                                                    ------------------    ----------------     -----------------

LOSS FROM OPERATIONS                                           (22,492)           (19,959)               (47,576)
                                                    ------------------    ---------------      -----------------

DISCONTINUED OPERATIONS

   Loss on sale of subsidiary                                  (58,930)                                  (58,930)
                                                    ------------------    ---------------      -----------------

       Total Other Expense                                     (58,930)                                  (58,930)
                                                    ------------------    ---------------      -----------------

NET LOSS                                            $          (81,422)   $       (19,959)     $        (106,506)
                                                    ==================    ===============      =================

BASIC NET LOSS PER SHARE                            $            (0.03)   $         (0.01)
                                                    ==================    ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                          3,200,000          2,933,000
                                                    ==================    ===============

              The accompanying notes are an integral part of these
                             financial statements.



                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                  Additional         During the
                                                    Common Stock                    Paid-in          Development
                                               Shares          Amount               Capital             Stage
                                            -----------       ---------           ----------         -----------
Balance, April 27, 1995                     $                 $                   $                  $

Common stock issued for
 cash at $0.001 per share                     2,000,000           2,000               (1,000)               -

Recapitalization of G.E.C., Inc.              1,000,000           1,000                4,000                -

Net loss for the period ended
 December 31, 1996                                                                                        (5,125)
                                            -----------       ---------           ----------         -----------

Balance, December 31, 1996                    3,000,000           3,000                3,000              (5,125)

Common stock issued for
 cash at $1.00 per share                        200,000             200               99,800                -

Net loss for the year ended
 December 31, 1997                                                                                       (19,959)
                                            -----------       ---------           ----------         -----------

Balance, December 31, 1997                    3,200,000           3,200              102,800             (25,084)

Net loss for the year ended
 December 31, 1998                                                                                       (81,422)
                                            -----------       ---------           ----------         -----------

Balance, December 31, 1998                  $ 3,200,000       $   3,200           $  102,800         $  (106,506)
                                            ===========       =========           ==========         ===========

              The accompanying notes are an integral part of these
                             financial statements.



                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                             From
                                                                                                          Inception on
                                                                                                           April 27,
                                                                       For the Years Ended                1995 Through
                                                                           December 31,                   December 31,
                                                                    1998                1997                  1998
                                                             ------------------    ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $          (81,422)   $        (19,959)    $        (106,506)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Loss on sale of subsidiary                                          58,930                -                   58,930
     Expenses paid in conjunction with
      sale of subsidiary                                                 16,912                -                   16,912
     Increase (decrease) in accounts payable                                506              (2,372)                  506
                                                             ------------------    ----------------     -----------------

       Net Cash (Used) by Operating Activities                           (5,074)            (22,331)              (30,158)
                                                             ------------------    ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in subsidiary                                                                 (75,842)              (75,842)
                                                             ------------------    ----------------     -----------------

       Net Cash (Used) by Investing Activities                                              (75,842)              (75,842)
                                                             ------------------    ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash acquired in recapitalization of subsidiary                        -                    -                    5,000
   Common stock issued for cash                                                             101,000               101,000
                                                             ------------------    ----------------     -----------------

       Net Cash Provided by Financing Activities                                            101,000               106,000
                                                             ------------------    ----------------     -----------------

NET INCREASE (DECREASE) IN CASH                                          (5,074)              2,287                  -
CASH AT BEGINNING OF PERIOD                                               5,074               2,247
                                                             ------------------    ----------------     -----------------

CASH AT END OF PERIOD                                        $                     $          5,074     $            -
                                                             ==================    ================     =================

Cash Paid for:

Interest                                                     $            -        $           -        $            -
Income taxes                                                 $            -        $           -        $            -

              The accompanying notes are an integral part of these
                             financial statements.

                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1998


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization and Operating History

              The Company was incorporated in the State of Nevada on April 27, 1995, under the name of Landmark Leasing, Corp.

              The Company planned on operating as a leasing company of residential property, commercial property, vehicles, and related activities. The Company has discontinued pursuing any of these activities and accordingly remains a development stage company. The Company changed its name to Litigation Economics, Inc. on December 22, 1996. The Company changed its name to Empire Communications Corporation on March 23, 1998.

              On December 22, 1996, the Company acquired all of the outstanding stock of G.E.C., Inc., (the Subsidiary) for 1,000,000 shares of the Company's common stock valued at $.001 per share or $1,000 which represented the capital contributed to the subsidiary. The acquisition of the Subsidiary was recorded as a recapitalization of the Subsidiary, whereby the acquired company is treated as the surviving entity for accounting purposes. The Subsidiary was formed on July 31, 1996 in the State of Idaho. The Subsidiary was engaged in the field of economic advising and consulting and commenced principal business operations during 1997. Accordingly, the subsidiary was also considered a development stage company. On December 1, 1998, the Company sold all of the outstanding stock of the Subsidiary for $16,911.

              Summary of Significant Accounting Policies

              a. Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31, year end.

              b. Basic Net Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1998


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              c.  Provision for Taxes

              At December 31, 1998, the Company has net operating loss carryforwards of approximately $104,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the operating loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 2 -      COMMON STOCK OPTIONS

              In October of 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "Plan"), allowing the Company to offer its key employees, officers, directors, consultants, and sales representatives an opportunity to acquire a proprietary interest in the Company. The total number of shares reserved and available for distribution under the Plan were 400,000 shares. These shares will underlie the Options issued by the Company pursuant to the Plan. The Option holders will not be protected against dilution if the Company should issue additional shares of common stock in the future. Neither the Options, nor the shares underlying the Options have pre-emptive rights. The plan was amended on March 13, 1998 to increase the shares available under the plan to 800,000 shares. As of December 31, 1998, no activity has transpired with regard to the Plan.

                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1998


NOTE 3 -      GOING CONCERN


              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations. To date, the Company has been able to cover operating costs with existing financial resources. The Company is seeking a merger with an existing, operating Company. In the interim, officers of the Company have committed to make capital contributions or advances to the Company should additional funds be needed to pay operating expenses.

NOTE 4 -      STOCK TRANSACTIONS

              On March 13, 1998, the Company approved a 1-for-2 stock split in the form of a 100% stock dividend paid to shareholders of record on March 1, 1998. These financial statements have been retroactively restated to reflect the change.

NOTE 5 -      DISCONTINUED OPERATIONS

              On December 31, 1998 the Company agreed to sell all of its ownership of G.E.C., Inc. to a third party for $16,911 in the form of the assumption of the debts of the Company.