Form 10QSB
period 1999-03-31
EMPIRE COMMUNICATIONS CORP
filed 1999-07-26
CIK 1025707

U.S. Securities and Exchange Commission
                     Washington D.C. 20549

                          Form 10-QSB

        [X]  Quarterly Report Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934.

              For the Quarter Ended March 31, 1999

                               OR

 [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                Commission file number 333-16031
                                      -----------

                 Empire Communications Corporation
                -----------------------------------

    (name of small business issuer as specified in its charter)

              Nevada                                   86-0793960
-------------------------------                 ---------------------
(State of other jurisdiction of                    (I.R.S. employer
 incorporation or organization)                  identification No.)


               545 West 150 South, Springville, UT 84663
               -----------------------------------------
                (Address of principal executive offices)

 Registrant's telephone no., including area code: 801-489-0468
                                                  -------------

                 Former name, former address, and former
               fiscal year, if changed since last report.

           4001 West 104th Terrace, Overland Park, KS 66207
           ------------------------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:     None

Securities registered pursuant to Section 12(g) of the Exchange Act:     None


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X  No___.

Common Stock  outstanding  at April 16, 1999 - 23,200,000  shares of $.001 par value Common Stock.

                    PART I -  FINANCIAL INFORMATION

Item 1  Financial Statements
        ---------------------

         The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion ofmanagement, the Financial Statements fairly present the financial condition of the Registrant.

                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc)
                            [Development Stage Company]

                             CONDENSED BALANCE SHEETS
                                    [Unaudited]
                                       ASSETS

                                            March 31, 1999     Dec. 31, 1998

CURRENT ASSETS:
     Cash on Hand                           $       20,000        $        0
              Total Current Assets                  20,000                 0

TOTAL ASSETS                                   $    20,000        $        0


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             March 31, 1999    Dec. 31, 1998
CURRENT LIABILITIES:

    Accounts payable                         $        4,322      $       506
         Total Current Liabilities                    4,322              506


STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock; authorized 50,000,000
    shares at $0.001 par value;                      23,200            3,200
    23,200,000 shares issued and outstanding
    Additional paid-in Capital                      102,800          102,800
    Deficit accumulated during the development
      stage                                        (110,322)        (106,506)

    Total Stockholders' Equity                       15,678             (506)

TOTAL LIABILITIES & EQUITY                      $    20,000         $   (506)

   The accompanying notes are an integral part of these financial statements.

NOTE: The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

                         EMPIRE COMMUNICATIONS CORPORATION
                       (Formerly Litigation Economics, Inc.)
                            [Development Stage Companies]

                        CONDENSED STATEMENTS OF OPERATIONS
                                    [Unaudited]



                                          For the Three         For the Three
                                           Months Ended          Months Ended
                                          March 31, 1999        March 31, 1998

REVENUE                                    $        0             $        0
     Total Revenue                         $        0             $        0


EXPENSES
General and Administrative Expenses        $    3,816             $    4,183
    Total Expenses                         $    3,816             $    4,183


INCOME FROM OPERATION                        ($ 3,816)              ($ 4,183)

TOTAL OTHER INCOME                                  0                      0

NET INCOME/LOSS                              ($ 3,816)              ($ 4,183)

NET LOSS PER SHARE                           ($.00002)                ($.001)

  The accompanying notes are an integral part of these financial statements.

                        EMPIRE COMMUNICATIONS CORPORATION
                     (Formerly Litigation Economics, Inc.)
                          [A Development Stage Company]

               Consolidated Statements of Stockholders' Equity

                                                                    Deficit
                                              Capital In          Accumulated
                            Common Stock       Excess Of          During the
                         Shares     Amount     Par Value        Develop. Stage
BALANCE,
 April 27, 1995             --     $   --        $   --           $       --

Common stock issued
 for cash at $0.001
 per share              2,000,000  $ 2,000        (1,000)                  --

Recapitalization of
 G.E.C, Inc.            1,000,000    1,000         4,000                   --

Net loss for the period
 ended Dec. 31, 1996           --       --            --               (5,125)

BALANCE,
  December 31, 1996     3,000,000   $3,000         3,000               (5,125)

Common stock issued for
 cash at $1.00 per share  200,000   $  200        99,800                   --

Net loss for the year
 ended Dec. 31, 1997           --       --            --              (19,959)

BALANCE,
 Dec. 31, 1997          3,200,000  $ 3,200       102,800              (25,084)

Net loss for the period
 ended Dec. 31, 1998                --                                (81,422)

Balance, Dec. 31, 1998  3,200,000  $ 3,200       102,800            $(106,506)

Common Stock issued
 for cash at $.001 per
 share                 20,000,000  $20,000           --                    --

Net loss for the period
 ending March 31, 1999         --       --           --                (3,816)

Balance, Mar. 31, 1999 23,200,000   23,200        102,800         $ ( 110,322)

                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------------------

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 1999 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998, audited financial statements. The results of operations for the period ended March 31, 1999, are not necessarily indicative of the operation results for the full year.

The Company was incorporated on April 27, 1995. During its first approx-imately three years of operations, the Company generated no significant revenues and is thus considered a development stage company. The Company raised funds initially from its founders, and then from a public offering in July, 1997. In 1997 and early 1998, the Company attempted to develop an economic consulting and expert witness business based on the talents of its then manage-ment and a proprietary software program for the analysis of economic damages in litigation contests. During this time period, the Company took the name Liti-gation Economics, Inc. to reflect its new business plan.

During the first quarter of 1998, the Company changed its name to Empire Communications Corporation and sold a controlling equity interest to Empire Financial Corporation, a Dallas, Texas-based merchant bank, all in connection with the Company's proposed acquisition and operation of two businesses then being sold by DeLuxe Corporation: PaperDirect,Inc. and Current Social Expressions. The Company worked hard in February, March, April and early May to complete due diligence on the PaperDirect and Current Social Expressions acqui-sitions and to raise new equity funding through a private placement. Several corporate actions took place in contemplation of the PaperDirect and Current Social Expressions acquisitions, including the sale of the Company's GEC, Inc. subsidiary to the Company's then controlling shareholders, Mr. and Mrs. Cornelius Hofman for a surrender of 1.2 million shares of the Company's Common Stock and $10,000.

Late in the second quarter of 1998, Empire Financial Corporation indicated its desire to rescind its investment in the Company, and also to rescind its assignment to the Company of the contract rights for the acquisition of Paper-Direct, Inc. and Current Social Expressions. The Company agreed, and the Empire Financial investment was unwound, the PaperDirect and Current Social Expressions acquisition efforts ceased, the new private placement was abandoned, and Mr. and Mrs. Hofman agreed to sell GEC back to the Company for a return of the consider-ation they paid--all during the third quarter of 1998. Further details concerning the rescission of the PaperDirect and GEC transactions can be found in the Report on Form 8-K filed by the Company with the Commission in July 1998.

In December 1998, the Company sold G.E.C, it's wholly-owned subsidiary, for $16,911,22 cash, and currently has no business operations. The Company is actively seeking a successful business opportunity through technology acquisi-tion, merger with a going concern or otherwise.

On March 25, 1999, the Company issued 20,000,000 shares of its "unregistered" and "restricted" common stock to the appointed Director and President, Susan M. Grant, in consideration of the sum of $20,000 cash, effectively passing control (86%) to the new officer. The Company is now exploring various business oppor-tunities, and moved its executive offices to Springville, Utah in space provided by the Company's new Chief Executive Officer and sole Director, Susan Grant.

Accounting Method - The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31, year end.

Net Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the consoli-dated financial statements.

Provision of Taxes - At December 31, 1998, the Company has net operating loss carryforwards of approximately $104,000 that may be offset against future tax-able income through 2013. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the operating loss carryforwards are offset by a val-uation allowance of the same amount.

Cash and Cash Equivalents - For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the report-ing period. Actual results could differ from those estimates.

NOTE 2 - Related Party Transactions
         --------------------------

Management Compensation - During the periods presented the Company did not pay any compensation to its officers and directors.

NOTE 3 - Discontinued Operations
         ------------------------

On December 31, 1998, the company agreed to sell all of its ownership of G.E.C., Inc. for $16,911 in the form of the assumption of debts of the company. The financials have been adjusted to show the sale of G.E.C., Inc.

NOTE 4 - Common Stock
         ------------

Unless otherwise stated, all transactions shown below were with unrelated parties and the securities issued were restricted:

On May 5, 1995, the Company issued 1,000,000 shares in consideration for $5,000 cash.

On August 22, 1996, the Company acquired all of the outstanding stock of GEC, Inc., (the Subsidiary) for 1,000,000 shares of the Company's common stock valued $.001 per share or $1,000 which represented the capital contributed to the sub-sidiary. The Company also issued 1,000,000 shares in exchange for software technology rights to officers of the Company.

In June and July of 1997, the Company issued 200,000 shares of common stock (re-stated) in a public offering for $.50 per share (restated).

On March 12, 1998, the Board of Directors of the Company declared a 2 for 1 for-ward split of the outstanding common stock, in the form of a 100% stock dividend distributed to shareholders of record on March 1, 1998, payable on March 13, 1998.

On March 25, 1999, the Company issued 20,000,000 shares of its "unregistered" and "restricted" common stock to the appointed Director and President, Susan M. Grant, in consideration of the sum of $20,000 cash, effectively passing control (86%) to the new officer.

NOTE 5 - Going Concern
        --------------

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

NOTE 6 -  Contingencies
          -------------

None.

NOTE 7 -  Subsequent Events
          -----------------

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                               OF OPERATIONS
                               -------------

                            PLAN OF OPERATION

     The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholder. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.

                          RESULTS OF OPERATIONS
                                 GENERAL

      Three-months periods ended March 31, 1999 and March 31, 1998.

   For the three month period ended March 31, 1999, the Company incurred nominal general and administrative expenses totaling $3,816 for shareholder costs, legal and accounting fees compared to $4,183 for first quarter 1998.

                     LIQUIDITY AND CAPITAL RESOURCES

   As a result of assets lost in the sale of the economic consulting business and cash expended in the PaperDirect effort, shareholders equity in the Company had a net worth of ($506) $15,678 at December 31, 1998 compared to a net worth of $15,678 at March 31, 1999 that was a result from the cash invested in the company in exchange for shares.

PART II - OTHER INFORMATION
          -----------------

ITEM I    Legal Proceedings
          -----------------

          None.

ITEM 2    Change in Securities
          --------------------

          None.

ITEM 3    Defaults on Senior Securities
          -----------------------------

          None.

ITEM 4    Submission on Matters to a Vote of Security Holders
          ---------------------------------------------------

     On March 25, 1999, the Company's sole officer and director approved and consented to the issuance of 20,000,000 shares to Susan M. Grant in consider-ation for the sum of $20,000.

ITEM 5    Other Information
          -----------------

     Effective March 25, 1999, Norman L. Peterson resigned as sole officer and director of the Registrant, after designating Susan M. Grant as sole officer and director.

ITEM 6    Exhibits and Reports on Form 8-K
          --------------------------------

     (A)  Exhibits

          None.

     (B)  Reports on Form 8-K; Current Report filed April 7, 1999*

     Note* This document has already been filed with the Security Exchange Com-mission and is incorporated herein by reference.


                               SIGNATURES
                              -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, hereunto duly authorized.

                              Empire Communications Corporation

Date: 4/16/99                 By /s/ Susan M. Grant
                              ----------------------
                              Susan M. Grant
                              Sole Officer & Director