Form 10-Q
period 1999-06-30
EMPIRE COMMUNICATIONS CORP
filed 1999-08-16
CIK 1025707

U.S. Securities and Exchange Commission
                     Washington D.C. 20549

                          Form 10-QSB

        [X]  Quarterly Report Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934.

              For the Quarter Ended June 30, 1999

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


              545 West 150 South, Springville, UT 84663
             (Address of principal executive offices)

  Registrant's telephone no., including area code: 801-489-0468



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

Common Stock outstanding at August 16, 1999 - 23,200,000 shares of $.001 par value Common Stock.

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

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS

                                        June 30, 1999       Dec. 31, 1998
                                      ----------------     ---------------
CURRENT ASSETS:
     Cash in Checking                 $     14,702           $      0
     Note Receivable                  $      1,235           $      0
                                     ---------------         ------------
      Total Current Assets                  15,937                  0

TOTAL ASSETS:                         $     15,937           $      0


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        June 30, 1999         Dec. 31, 1998
                                       ---------------       ---------------
CURRENT LIABILITIES:

    Accounts payable               $         3,796           $   506
                                   ---------------          --------------
         Total Current Liabilities           3,796               506


STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock; authorized 50,000,000
      shares at $0.001 par value;           23,200             3,200
      $0.001 par value; 23,200,000
      shares issued and outstanding

     Additional paid-in Capital            102,800           102,800
     Deficit accumulated during the
       development stage                  (113,859)         (106,506)
                                     ---------------       --------------
          Total Stockholders' Equity        12,141              (506)

TOTAL LIABILITIES & EQUITY                 $15,937             $(506)

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

                         EMPIRE COMMUNICATIONS CORPORATION
                       (Formerly Litigation Economics, Inc.)
                           [Development Stage Companies]

                         CONDENSED STATEMENTS OF OPERATIONS
                                      [Unaudited]


                                           For the Three      For the Three
                                            Months Ended       Months Ended
                                           June 30, 1999      June 30, 1998
                                         -----------------   ---------------
REVENUE                                         $    0         $    0
                                               --------       --------
     Total Revenue                              $    0         $    0


EXPENSES
General and Administrative Expenses             $3,537        $   216
                                               --------       --------
    Total Expenses                              $3,537        $   216

INCOME FROM OPERATION                          ($3,537)       $  (216)

TOTAL OTHER INCOME                                   0              0

NET INCOME/LOSS                                ($3,537)       $  (216)

NET LOSS PER SHARE                               ($.00)         ($.00)


The accompanying notes are an integral part of these financial statements.

                       EMPIRE COMMUNICATIONS CORPORATION
                     (Formerly Litigation Economics, Inc.)
                        [Development Stage Companies]

                        CONDENSED STATEMENTS OF OPERATIONS
                                   [Unaudited]


                                         For the Six        For the Six
                                        Months Ended       Months Ended
                                        June 30, 1999      June 30, 1998
                                        --------------    --------------
REVENUE                                 $    0              $    0
                                        ------              ------
     Total Revenue                      $    0              $    0

EXPENSES
General and Administrative Expenses     $7,353              $  216
                                        ------              ------
    Total Expenses                      $7,353              $  216

INCOME FROM OPERATION                  ($7,353)            ($  216)

TOTAL OTHER INCOME                           0                   0

NET INCOME/LOSS                        ($7,353)            ($  216)

NET LOSS PER SHARE                       ($.00)              ($.00)

The accompanying notes are an integral part of these financial statements.

                   EMPIRE COMMUNICATIONS CORPORATION
                   (Formerly Litigation Economics, Inc.)
                         [A Development Stage Company]

            Consolidated Statements of Stockholders' Equity


                                                                     Deficit
                                                     Capital In   Accumulated
                                  Common Stock        Excess Of    During the
                                Shares     Amount    Par Value   Develop. Stage
                                ------    --------  -----------  ---------------
BALANCE,
     April 27, 1995              --       $   --      $   --     $       --

Common stock issued for cash
     at $0.001 per share      2,000,000   $ 2,000      (1,000)           --

Recapitalization of
     G.E.C, Inc.              1,000,000   $ 1,000       4,000            --

Net loss for the period ended
     December 31, 1996           --           --          --           (5,125)

BALANCE,
     December 31, 1996        3,000,000   $ 3,000       3,000          (5,125)

Common stock issued for cash
     at $1.00 per share         200,000   $   200      99,800            --

Net loss for the year ended
     December 31, 1997           --            --        --           (19,959)

BALANCE,                      3,200,000   $ 3,200     102,800         (25,084)
     December 31, 1997

Net loss for the period ended
     December 31, 1998           --            --        --           (81,422)

Balance, December 31, 1998    3,200,000   $ 3,200     102,800       $(106,506)

Common Stock issued for cash
     at $.001 per share      20,000,000    20,000        --             --

Net loss for the period ending
   June 30, 1999                 --            --        --            (7,353)

Balance, June 30, 1999       23,200,000    23,200     102,800      $( 113,859)


                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                           [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to pre-sent fairly the financial position and results of operations at June 30, 1999 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes there-to included in the Company's December 31, 1998, audited financial statements. The results of operations for the period ended June 30, 1999, are not necessar-ily indicative of the operation results for the full year.

     The Company was incorporated on April 27, 1995. During its first approximately three years of operations, the Company generated no significant revenues and is thus considered a development stage company. The Company raised funds initially from its founders, and then from a public offering in July, 1997. In 1997 and early 1998, the Company attempted to develop an economic con-sulting and expert witness business based on the talents of its then management and a proprietary software program for the analysis of economic damages in liti-gation contests. During this time period, the Company took the name Litigation Economics, Inc. to reflect its new business plan.

      During the first quarter of 1998, the Company changed its name to Empire Communications Corporation and sold a controlling equity interest to Empire Financial Corporation, a Dallas, Texas-based merchant bank, all in connection with the Company's proposed acquisition and operation of two Businesses then being sold by DeLuxe Corporation: PaperDirect, Inc. and Current Social Expres-sions. The Company worked hard in February, March, April and early May to com-plete due diligence on the PaperDirect and Current Social Expressions acquisi-tions and to raise new equity funding through a private placement. Several cor-porate actions took place in contemplation of the PaperDirect and Current Social Expressions acquisitions, including the sale of the Company's GEC, Inc. subsidiary to the Company's then controlling shareholders, Mr. and Mrs. Cornelius Hofman for a surrender of 1.2 million shares of the Company's Common Stock and $10,000.

     Late in the second quarter of 1998, Empire Financial Corporation indicated its desire to rescind its investment in the Company, and also to rescind its assignment to the Company of the contract rights for the acquisition of Paper-Direct, Inc. and Current Social Expressions. The Company agreed, and the Empire Financial investment was unwound, the PaperDirect and Current Social Expres-sions acquisition efforts ceased, the new private placement was abandoned, and Mr. and Mrs. Hofman agreed to sell GEC back to the Company for a return of the consideration they made--all during the third quarter of 1998. Further details concerning the rescission of the PaperDirect and GEC transactions can be found in the Report on Form 8-K filed by the Company with the Commission in July 1998.

     In December 1998, the Company sold G.E.C, it's wholly-owned subsidiary, for $16,911,22 cash, and currently has no business operations. The Company is actively seeking a successful business opportunity through technology acquisi-tion, merger with a going concern or otherwise.

      On March 25, 1999, the Company issued 20,000,000 shares of its "unregist-ered" and "restricted" common stock to the appointed Director and President, Susan M. Grant, in consideration of the sum of $20,000 cash, effectively passing control (86%) to the new officer. The Company is now exploring various business opportunities, and moved its executive offices to Springville, Utah in space provided by the Company's new Chief Executive Officer and sole Director, Susan Grant.

     Accounting Method - The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31, year end.

     Net Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

     Provision of Taxes - At December 31, 1998, the Company has net operating loss carryforwards of approximately $104,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the consoli-dated financial statements, because the Company believes there is a 50% or greater chance the operatingloss carryforwards will expire unused. Accordingly, the potential tax benefits of the operating loss carryforwards are offset by a valuation allowance of the same amount.

     Cash and Cash Equivalents - For purposes of financial statement present-ation, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make esti-mates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the report-ing period. Actual results could differ from those estimates.

NOTE 2 - Related Party Transactions

     During the period presented the Company made a loan in the amount of $1,235 bearing 8% interest, payable by September 30, 1999, to Susan M. Grant, the Com-pany's sole officer and director.

NOTE 3 - Discontinued Operations

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

     The Company also issued 1,000,000 shares in exchange for software tech-nology rights to officers of the Company.

     In June and July of 1997, the Company issued 200,000 shares of common stock (restated) in a public offering for $.50 per share (restated).

     On March 12, 1998, the Board of Directors of the Company declared a 2 for 1 forward split of the outstanding common stock, in the form of a 100% stock dividend distributed to shareholders of record on March 1, 1998, payable on March 13, 1998.

     On March 25, 1999, the Company issued 20,000,000 shares of its "unregister-ed" and "restricted" common stock to the appointed Director and President, Susan
M. Grant, in consideration of the sum of $20,000 cash, effectively passing con-trol (86%) to the new officer.

 NOTE 5 - Going Concern

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

None.

NOTE 7 -  Subsequent Events

None.

ITEM 2.

         Management's Discussion and Analysis of Financial Condition
                        And Results of Operations

                            Plan of Operation

     The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholder. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole con-sideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.

                             Results of Operations
                                 General
         Three-months periods ended June 30, 1999 and June 30, 1998.

      For the six month period ended June 30, 1999, the Company incurred nominal general and administrative expenses totaling $7,353 for shareholder costs, legal and accounting fees compared to $216 for six months period in 1998.

                        Liquidity and Capital Resources

       As a result of assets lost in the sale of the economic consulting business and cash expended in the PaperDirect effort, shareholders equity in the Company had a net worth of $12,141 at June 30, 1999 compared to a negative net worth of ($506) at December 31, 1998.

PART II - OTHER INFORMATION

ITEM I    Legal Proceedings

          None.

ITEM 2    Change in Securities

          None.

ITEM 3    Defaults on Senior Securities

          None.

ITEM 4    Submission on Matters to a Vote of Security Holders

          None.

ITEM 5    Other Information

          None.

ITEM 6    Exhibits and Reports on Form 8-K

     (A)  Exhibits

          None.

     (B)  Reports on Form 8-K; Current Report filed April 7, 1999*

     Note*   This document has already been filed with the Security Exchange
     Commission and is incorporated herein by reference.

                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                    Empire Communications Corporation

Date: 8/16/99                 By /s/ Susan M. Grant
                              ---------------------
                              Susan M. Grant
                              President and Chief Executive Officer