Form 10-Q
period 1999-09-30
EMPIRE COMMUNICATIONS CORP
filed 1999-11-15
CIK 1025707

U.S. Securities and Exchange Commission
                     Washington D.C. 20549

                          Form 10-QSB

        [X]  Quarterly Report Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934.

              For the Quarter Ended September 30, 1999

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

Common Stock outstanding at November 12, 1999 - 23,200,000 shares of $.001 par value Common Stock.

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

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS

                                     September 30, 1999    Dec. 31, 1998
                                      ----------------     ---------------
CURRENT ASSETS:
     Cash in Checking                 $     11,107           $      0
     Note Receivable                  $      3,587           $      0
                                     ---------------         ------------
      Total Current Assets                  14,694                  0

TOTAL ASSETS:                         $     14,694           $      0


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                    September 30, 1999         Dec. 31, 1998
                                       ---------------       ---------------
CURRENT LIABILITIES:

    Accounts payable               $         3,437           $   506
                                   ---------------          --------------
         Total Current Liabilities           3,437               506


STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock; authorized 50,000,000
      shares at $0.001 par value;           23,200             3,200
      $0.001 par value; 23,200,000
      shares issued and outstanding

     Additional paid-in Capital            102,800           102,800
     Deficit accumulated during the
       development stage                  (114,742)         (106,506)
                                     ---------------       --------------
          Total Stockholders' Equity        11,258              (506)

TOTAL LIABILITIES & EQUITY                 $14,694             $(506)

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

                         EMPIRE COMMUNICATIONS CORPORATION
                       (Formerly Litigation Economics, Inc.)
                           [Development Stage Companies]

                         CONDENSED STATEMENTS OF OPERATIONS
                                      [Unaudited]


                                           For the Three      For the Three
                                            Months Ended       Months Ended
                                           Sept. 30, 1999     Sept. 30, 1998
                                         -----------------   ---------------
REVENUE                                         $   70         $    0
     Interest Income                           --------       --------
     Total Revenue                              $   70         $    0


EXPENSES
General and Administrative Expenses             $  953         $15,994
                                               --------       --------
    Total Expenses                              $  953         $15,994

INCOME FROM OPERATION                          ($  883)       $(15,994)

TOTAL OTHER INCOME                                   0              0

NET INCOME/LOSS                                ($  883)       $(15,994)

NET LOSS PER SHARE                               ($.00)         ($.00)


The accompanying notes are an integral part of these financial statements.

                       EMPIRE COMMUNICATIONS CORPORATION
                     (Formerly Litigation Economics, Inc.)
                        [Development Stage Companies]

                        CONDENSED STATEMENTS OF OPERATIONS
                                   [Unaudited]


                                         For the Nine      For the Nine
                                        Months Ended       Months Ended
                                        Sept. 30, 1999     Sept. 30, 1998
                                        --------------    --------------
REVENUE
    Revenue                                $   70              $ 13,206
    Cost of Goods Sold                                           (1,200)
                                           -------             ---------
     Total Revenue                         $   70              $ 12,006

EXPENSES
General and Administrative Expenses        $8,306              $ 35,929
                                           -------              --------
    Total Expenses                         $8,306              $ 35,929

INCOME FROM OPERATION                     ($8,236)            ($ 23,923)


TOTAL OTHER INCOME                           0                  (12,035)

NET INCOME/LOSS                           ($8,236)             ($35,958)

NET LOSS PER SHARE                          ($.00)               ($.011)

The accompanying notes are an integral part of these financial statements.

                   EMPIRE COMMUNICATIONS CORPORATION
                   (Formerly Litigation Economics, Inc.)
                         [A Development Stage Company]

            Consolidated Statements of Stockholders' Equity


                                                                     Deficit
                                                     Capital In   Accumulated
                                  Common Stock        Excess Of    During the
                                Shares     Amount    Par Value   Develop. Stage
                                ------    --------  -----------  ---------------
BALANCE,
     April 27, 1995              --       $   --      $   --     $       --

Common stock issued for cash
     at $0.001 per share      2,000,000   $ 2,000      (1,000)           --

Recapitalization of
     G.E.C, Inc.              1,000,000   $ 1,000       4,000            --

Net loss for the period ended
     December 31, 1996           --           --          --           (5,125)

BALANCE,
     December 31, 1996        3,000,000   $ 3,000       3,000          (5,125)

Common stock issued for cash
     at $1.00 per share         200,000   $   200      99,800            --

Net loss for the year ended
     December 31, 1997           --            --        --           (19,959)

BALANCE,                      3,200,000   $ 3,200     102,800         (25,084)
     December 31, 1997

Net loss for the period ended
     December 31, 1998           --            --        --           (81,422)

Balance, December 31, 1998    3,200,000   $ 3,200     102,800       $(106,506)

Common Stock issued for cash
     at $.001 per share      20,000,000    20,000        --             --

Net loss for the period ending
   Sept. 30, 1999                 --            --        --           (8,236)

Balance, Sept. 30, 1999      23,200,000    23,200     102,800      $( 114,742)

                        EMPIRE COMMUNICATIONS CORPORATION
                      (Formerly Litigation Economics, Inc.)
                           [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to pre-sent fairly the financial position and results of operations at September 30, 1999 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes there-to included in the Company's December 31, 1998, audited financial statements. The results of operations for the period ended September 30, 1999, are not necessarily indicative of the operation results for the full year.

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

     In December 1998, the Company sold G.E.C, it's wholly-owned subsidiary, for $16,911 cash, and currently has no business operations. The Company is actively seeking a successful business opportunity through technology acquisition, merger with a going concern or otherwise.

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

NOTE 2 - Related Party Transactions

     The Company made loans at 8% interest to Suzan M. Grant, it's sole officer and director, totaling $3,517.14. As of this date, the loans have been satis-fied in full.

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

                             Results of Operations
                                 General
         Nine-months periods ended Sept. 30, 1999 and Sept. 30, 1998.

      For the nine month period ended Sept. 30, 1999, the Company incurred nominal general and administrative expenses totaling $8,306 for shareholder costs, legal and accounting fees compared to $35,929 for nine months period in 1998, which were directly related to unwinding the Paper Direct transaction.

                        Liquidity and Capital Resources

       As a result of assets lost in the sale of the economic consulting business and cash expended in the PaperDirect effort, shareholders equity in the Company had a net worth of $11,258 at September 30, 1999 compared to a negative net worth of ($506) at December 31, 1998.

PART II - OTHER INFORMATION

ITEM I    Legal Proceedings

          None.

ITEM 2    Change in Securities

          None.

ITEM 3    Defaults on Senior Securities

          None.

ITEM 4    Submission on Matters to a Vote of Security Holders

          None.

ITEM 5    Other Information

          None.

ITEM 6    Exhibits and Reports on Form 8-K

     (A)  Exhibits

          None.

     (B)  Reports on Form 8-K


                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                    Empire Communications Corporation

Date: 11/12/99                By /s/ Susan M. Grant
                              ---------------------
                              Susan M. Grant
                              President and Chief Executive Officer