Form 10KSB
period 1999-12-31
EMPIRE COMMUNICATIONS CORP
filed 2000-04-10
CIK 1025707

U.S. Securities and Exchange Commission
                              	Washington D.C. 20549

                                   	Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          		For the fiscal year ended December 31, 1999

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

                                	545 West 150 South
                               	Springville, UT 84663
                       	(Address of principal executive offices)

                                   	801 489-0468
                   	(Registrant's telephone no., including area code)

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

The Issuer's revenues for its most recent fiscal year: $0

The number of shares outstanding of the Issuer's common stock at April 7, 2000:
                                  23,200,000

State the aggregate market value of the voting stock held by non-affiliates com-puted by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 dyas.

April 7, 2000 -- $23,200. Since there is no current market for the stock, the value was arbitarily designated at par.

Transitional Small Business Disclosure Format: Yes             No X

      	                            PART I

Item 1.  Business Development

     The Company was incorporated in the State of Nevada on April 27, 1995, under the name of "Landmark Leasing, Corp.", to engage in the equipment leasing business. This business was not successful, and the Company sought new business development opportunities for its shareholders.

     The Company changed its name to Litigation Economics, Inc. on December
22, 1996, the same date on which it acquired all of the outstanding stock of G.E.C., Inc. ("G.E.C."), an Idaho corporation formed to engage in economic consulting and expert witness business. (The description of the Company's busi-ness while pursuing this business opportunity was set out in its Annual Report on Form 10-KSB for the year ended December 31, 1997, which is incorporated herein by reference). This business proved to be only marginally successful, and in connection with the new PaperDirect, business and described below, the Company decided to sell G.E.C.

     During the first quarter of 1998, the Company received the offer of a new business opportunity to acquire PaperDirect, Inc. and Current Social Expressions, businesses engaged in the wholesale distribution of specialty paper and related products and greeting cards to the United States business community. To accept this offer, the Company changed its name to "Empire Communications Corporation" and sold a series of new preferred stock to an investor which effected a change in control of the Company. The Company engaged in several related material corporate actions, including a 2-for-1 forward stock split of its outstanding securities and the sale of the G.E.C. subsidiary to a shareholder of the Company in return for the cancelation of certain shares and a small amount of cash. during the second quarter of 1998, the Company was unable to obtain the assurances and financial information it needed with respect to the PaperDirect businesses, and the parties to the PaperDirect business opportunity agreed to rescind the Company's involvement. The Company surrendered its paperDirect acquisition contract rights in return for the sescission of the new preferred stock and the related change in its sale of G.E.C. The PaperDirect transactions were described in detail in the company's current reports on form 8-K dated March 27, 1998, May 20, 1998 and July 20, 1998, which is incorporated herein by reference; and in the Company's Quarterly Reports on Form 10-QSB dated May 14, 1998 and August 13, 1998 which are incorporated herein by reference. These rescissions became effective July 14, 1998.

     In December, 1998, the Company sold G.E.C. for $16,911.22 cash, and currently has no business operations. The Company is actively seeking a successful business opportunity through a technology acquisition, merger with a going concern or otherwise.

     During its approximately four years of operations, the Company has generated no significant revenues and continues to be considered a development stage company. The Company raised funds at first from its founders, and then from a public offering in July, 1997. Since its organization, the Company has attempted to develop three different business opportunities (leasing, economic consulting and specialty business paper goods), but these efforts have so far proven unsuccessful.

Item 2. Business

     None, currently. However, the Company has recently entered into discussions with another company regarding a stock for stock exchange.

Item 3. Properties

     The Company has no real property assets nor does it have any leased space. It currently operates out of the home of its President in Springville, Utah. The address of the Company appears on the cover page of this report.

Item 4. Legal Proceedings

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action by or against the Company has been threatened.

Item 5. Submission of Matters to a Vote of Security Holders

     On March 25, 1999, the Board of Directors of the Registrant adopted, ratified and approved a resolution to issue 20,000,000 shares of its "unregistered" and "restricted" common stock to the appointed Director and President, Susan M. Grant, in consideration of the sum of $20,000 cash, effectively passing control (86%) to the new officer.

Item 6. Market for Common Equity and Related Stockholder Matters

     (a) Market Information

     The Company's Common Stock is quoted on the over-the-counter bulletin board of the NASD using the symbol EICM, and there is currently no public trading market for the Company's common stock.

    	(b) Recent Sales of Restricted Securities

The Company issued 20,000,000 common shares in consideration of $20,000 on March 25, 1999. The Company issued 200,000 common shares pursuant to a SB-2 offering in consideration of $100,000 cash during July 1997.

    	(c) Stockholders

As of December 31, 1999, there were approximately 60 record holders of the Company's Common Stock. No other class of stock is outstanding at this time.

    	(d) Dividends

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

The Company issued a class of convertible preferred stock in connection with the PaperDirect business opportunity referenced above. In connection with the rescission of that business opportunity and related actions, this series of convertible preferred stock was canceled and rescinded.

                                    	PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes associated with them contained elsewhere in this Report.

     Liquidity and Capital Resources

     As of December 31, 1999, the Company had cash or other current assets of $14,483, and was not engaged in any fund raising activities. The Company presently has no commitment or arrangements for additional financing from any source. To pursue any new business opportunity, the Company would need to raise additional funds through the sale of equity, or would need to use its equity to acquire a business with cash on account.


    	Results of Operations. Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998

     Operating revenues for fiscal year 1999 was $0, the same results as experienced in 1998. (Note that the sale of the Company's G.E.C., Inc. subsidiary in late 1998 required a restatement of the Company's financial statements for 1998 and 1997. During 1998, all of the Company's then reported revenues came from G.E.C. The Company has had no other business operations, and has limited cash and no other earning assets.

     Operating expenses for fiscal year 1999 totaled $10,156, comprising mainly of legal and accounting expenses, a decrease from the $22,492 level experienced in 1998. The higher expenses were incurred in connection with the abortive PaperDirect transaction. These expenses consumed all of the cash held by the Company as well as the proceeds of the Company's sale of G.E.C. in late 1998. The bulk of these expenses are non recurring.

Item 8.  Financial Statements

     The Company's audited financial statements are attached to the end of this Report. Listed in order are Independent Auditor's Report, Balance Sheet, Statements of Operations, Statements of Stockholder's Equity, Statements of Cash Flows, and Notes to the Financial Statements all for the year ended December 31, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   	PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

     Name of Officer or Director	   Age		       Positions with Company and
                                                Biography

     Susan M. Grant		              	34		        President and Director of the
                                                Company.  Mrs. Grant currently
                                                owns Toddler's Inn Preschool,
                                                a business that she has solely
                                                operated since 1993.  She
                                                received an associate degree
                                                in Early Childhood Educations
                                                from Utah Valley State College
                                                in 1991.  Mrs. Grant is the
                                                mother of three children-one
                                                boy and two girls.

     (b) Involvement in Certain Legal Proceedings

    	None

    	(c) Compliance with Section 16(a) of the Exchange Act

     	The Company is not subject to the provisions of Section 16(a).

Item 11.  Executive Compensation

     	The Company has not paid compensation to any of its officers or directors.
                        	SUMMARY COMPENSATION TABLE

______________________________________________________________________________
                   			       		Annual Compensation	       	Long-term
										                                                 Awards
______________________________________________________________________________
Name and	         	    Salary	    	Bonus		     Other		     Restricted	Securities
Principal Position				            	            Annual    Stock Awards Under
							                                     Compensation		           	Option
______________________________________________________________________________
Susan M. Grant		          0	        	0	         	0         		0		         0
President and Chief
Executive Officer
(3/25/99 - present)

Norman L. Petersen       	0        		0         		0         		0         		0
President and Chief
Executive Officer
(5/22/98 - 3/25/99)
______________________________________________________________________________

    	Stock Option and Stock Appreciation Right Plans

    	The Company adopted its 1996 Stock Option Plan allowing the Company to offer its key employees, officers, directors, consultants and sales representatives, an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. The total number of shares reserved and available for distribution under the 1996 Plan is 800,000 (adjusted for the 1998 2-for-1 stock split.) The 1996 PLan is administered by the Board of Directors which determines the persons to whom awards will be granted, the number of awards to thereof, subject to the provision of the 1996 Plan. In connection with the Board of Directors at the time of the grant and may not be less than 100% of the fair market value of the Common Stock on the date of the grant or 110% or the fair market value of the Common Stock on the date of the grant for 10% Stockholders. The aggregate fair market value of Stock (determined at the time of grant of the Option) with respect to which Incentive Stock Options become exercisable by a Holder during any calendar year shall not exceed $100,000. The Option holders will not be protected against dilution if the Company should issue additional shares of common stock in the future. Neither the Options, nor the shares underlying the Options have preemptive rights. As of December 31, 1998, the Company has not issued any Options pursuant to the Plan.

    	The Company has no employment agreements and has not engaged in any repricing of stock options.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    	The following table sets forth certain information with respect to the current beneficial ownership of the Company's common stock as of December 31, 1999 of each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, each director of the Company, and all directors and executive officers of the Company as a group:

     	Name and          			Title of		                	Amount of
    	 Address			           Securities		               Beneficial Ownership
Susan M. Grant			           Common			                20,000,000
545 West 150 South
Springville, UT 84663

All officers and		         	Common		                	20,000,000
directors as a group
(1 person)

Item 13.  Certain Relationships and Related Transactions

    	The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

    	Between December 22, 1996 and March 15, 1998, the Company used as its principal executive office, the home office of Cornelius A. Hofman II, President (227 South Ninth Avenue, Pocatello, Idaho 83201) in Pocatello, Idaho. The Company paid approximately $2,100 to improve Mr. Hofman's home office in exchange for use of the office space until the Company's business requires more extensive administrative facilities. There was no formal written agreement for the use of such facilities.

    	In 1997, the Company subcontracted some consulting work to General Economic Consulting, Inc., a company controlled by Cornelius A. Hofman, then a director of the Company. As of December 31, 1997, General Economic Consulting, Inc. received $2,544 in fees from said referral business.

    	The Company is currently using office space provided by its President and sole director, Susan M. Grant. Mrs. Grant is not charging the Company for this office usage, although Mrs. Grant reserves the right to seek reimbursement and compensation from the Company for this usage should the Company become able to pay such amounts. During the 1999 fiscal year the Company loaned Ms. Grant, $3,517.14 at 8 % interest which were satisfied by the 1999 year end.

                                	PART IV

Item 14.  Exhibits and Reports on Form 8-K

    	Exhibits

    	Exhibit	     Title of Document			           	Location
    	Reference
    	Number
                  Form 10-KSB for the year ended 1997  Incorporated by Reference

                  Forms 10-QSB dated
                    May 14, 1998                       Incorporated by Reference
                    August 13, 1998                    Incorporated by Reference

                  Forms 8-k dated
                    March 27, 1998                     Incorporated by Reference
                    May 20, 1998                       Incorporated by Reference
                    July 20, 1998                      Incorporated by Reference

	    23.01      		Consent of Accountants           			 Filed Herewith

    	27.01	      	Financial Data	                  			 Filed Herewith

    	Reports on Form 8-K

    	The Company filed current reports on Form 8-K during 1999 on the following dates, all of which reports are available under the Company's name on the Commission's website, www.sec.gov:

    	April 8,1999

                                   	SIGNATURES

    	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          		EMPIRE COMMUNICATIONS CORPORATION		        DATE:

          		By:  /s/ Susan M. Grant		               			April 10, 2000

          		Susan M. Grant, Director and President

                       EMPIRE COMMUNICATIONS CORPORATION
                     (Formerly Litigation Economics, Inc.)
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                              December 31, 1998

                                      F-1

                               C O N T E N T S


Independent Auditors' Report	                                             	F-3

Balance Sheet                                                             	F-4

Statements of Operations                                                  	F-5

Statements of Stockholders' Equity (Deficit)                              	F-6

Statements of Cash Flows                                                  	F-7

Notes to the Financial Statements                                         	F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Empire Communications Corporation
(Formerly Litigation Economics, Inc.)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Empire Communications
Corporation (formerly Litigations Economics, Inc.) (A development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and from inception on April 27, 1995 through December 31, 1999.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.l We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Communications
Corporation (formerly Litigation Economics, Inc.) (A development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from inception on April 27, 1995 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertianty.

Jones, Jensen & Company
Salt Lake City, Utah

                    EMPIRE COMMUNICATIONS CORPORATION
                  (Formerly Litigation Economics, Inc.)
                      (A Development Stage Company)
                              Balance Sheet

                                  ASSETS
CURRENT ASSETS

Cash								                                                   $   	14,483
                                                   										----------------
	    Total Current Assets				                                  $   	14,483
                                                   										________________
    	TOTAL ASSETS	                                          			$   	14,483


               	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    	Accounts payable	                                       			$   	5,075
                                                    										_______________
  	  Total Liabilities		                                       	$   	5,075
                                                    										===============
STOCKHOLDERS' EQUITY (DEFICIT)

     	Preferred stock; authorized 5,000,000 shares at $0.001
     	 par value; no shares issued or outstanding
     	Common stock; authorized 50,000,000 shares at $0.001	            -
     	 par value; 23,200,000 shares issued and outstanding	     $   23,200
     	Additional paid-in capital		                          			    102,800
     	Deficit accumulated during the development stage	           (116,592)
                                          								            _______________

     	  Total Stockholders' Equity (Deficit)			                 $    9,408
                                          								            _______________

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $   14,483
                                          								            ===============

             	The accompanying notes are an integral part of these
                           	financial statements.

                       EMPIRE COMMUNICATIONS CORPORATION
                     (Formerly Litigation Economics, Inc.)
                          (A Development Stage company)
                            Statements of Operations


                                                             					From Inception
                                						  For the Years Ended	      on April,27
                                						      December 31,	        	1995 through
                                                     						  					December 31,
                               						     1999	     1998	         1999
-----------------------------------------------------------------------------
REVENUE
                              						$      -	    $   -	         $     -
                               						___________  ___________    _____________
TOTAL REVENUES

EXPENSES

    	General and Administrative     $   10,156	       -		            10,156
                               						-----------  ------------   -------------
         		Total Expenses		         $   10,156	       -	         $	  10,156

OTHER INCOME (EXPENSE)
    	Interest Income			             $       70	      	-	                 70
                               						-----------  ------------   -------------
  	  Total Other Income (Expense)  	$    	  70	      	-	         		      70

LOSS FROM OPERATIONS             			$  (10,086)		     -	            (57,662)
                               						-----------  ------------   -------------

DISCONTINUED OPERATIONS

     Loss on sale of subsidiary    	$    	 -	       (81,422)	      (106,506)
                                					-----------  ------------   -------------
	    Total Discontinued Operations	 $   	  -	       (81,422)	      (106,506)
                               						-----------  ------------   -------------

NET LOSS			                       		$  (10,086)  $  (81,422)    $   (116,592)
                               						===========  =============  =============
BASIC NET LOSS PER SHARE

     	Loss from operations
	     Discontinues operations		     $    (0.00)  $    (0.03)
                               						-----------  -------------
  	   Basic Net Loss Per Share      $    (0.00)  $    (0.03)

                	The accompanying notes are an integral part of these
                           	financial statements.

                       EMPIRE COMMUNICATIONS CORPORATION
                     (Formerly Litigation Economics, Inc.)
                         (A Development Stage Company)
                	Statements of Stockholders' Equity (Deficit)

                                                  										  Deficit
                                                  										  Accumulated
                                        								 Additional   During the
                  				          Common Stock  	  Paid-in	     Development
                   				        Shares   Amount   Capital      Stage

Balance, April 27, 1995		        -	    $   -	   $   -        $    -

Common stock issued for
 cash at $0.001 per share    2,000,000  	2,000    (1,000)	        -

Recapitalization of
G.E.C., Inc.	                1,000,000	  1,000	    4,000	         -

Net loss for the period
ended December 31, 1996	         -	         -	       -	         (5,125)
                    				    -----------  -------- -----------  -------------
Balance, December 31, 1996   3,000,000	  3,000 	   3,000	       (5,125)

Common stock issued for
 cash at $1.00 per share     	 200,000  	  200	   99,800          -

Net loss for the year ended
 December 31, 1997		             -	         -	       -	        (19,959)
                    				    -----------  -------- -----------  -------------

Balance, December 31, 1997   3,200,000	    200	  102,800       (25,084)

Net loss for the year ended
 December 31, 1998		             -	         -		      -	        (81,422)
                    				    -----------  -------- -----------  -------------
Balance, December 31, 1998   3,200,000    3,200  102,800      (106,506)

Common Stock issued for cash
at $0.001 per share	        20,000,000   20,000	   	 -	           -

Net loss for the year ended
December 31, 1999	   	           -	         -	     	 -	        (10,086)
                    				    -----------  -------- -----------  -------------
Balance, December 31, 1999  23,200,000 $ 23,200 $ 102,800	  $ (116,592)
                    				    ===========  ======== ===========  =============


               	The accompanying notes are an integral part of these
                              	financial statements.

                      EMPIRE COMMUNICATIONS CORPORATION
                    (Formerly Litigation Economics, Inc.)
                        (A Development Stage Company)
                         Statements of Cash Flows

                                                  										     From
                                                  										     Inception on
                                                  										     April 27,
                                 						  For the Years ended     1995 through
               	    					                     December 31,       December 31,
                                 						    1999         1998         1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss					                           $ (10,086)  $ (81,422)	  $ (116,592)
Adjustments to reconcile net loss to net
 cash used by operating activities:
    Loss on sale of subsidiary		              -     		 58,930	       58,930
Changes in assets and liabilities:
 Increase in accounts payable			            4,569	        506	        5,075
                               						   ____________ ___________  ____________
 Net Cash (Used) by
     Operating activities    	             (5,517)   	(21,986)	     (52,587)
                               						   ____________ ___________  ____________
CASH FLOWS FROM INVESTING ACTIVITIES

    Expense paid in conjunction with
      Sale of subsidiary	                		   -	     	 16,912	       16,912
     	Investment in subsidiary                -           -         (75,842)
                               						   ____________ ___________  ____________
 Net Cash Used by Investing Activities        -           -         (58,930)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Cash acquired in recapitalization
      of subsidiary	                          -           -     	     5,000
    	 Common stock issued for cash         20,000         -		       121,000
                               						   ____________ ___________  ____________
    Net Cash Provided by Financing
      Activities	                          20,000         -	        126,000
                               						   ____________ ___________  ____________
NET INCREASE (DECREASE) IN CASH	           14,483      (5,074)	      14,483

CASH AT BEGINNING OF PERIOD	                  -         5,074	          -
                               						   ____________ ___________  ____________
CASH AT END OF PERIOD			               $   14,483	   $ (5,074)	   $  14,483
                                        ============ ===========  ============
CASH PAID FOR:

Interest					                          $      -	     $    -		     $     -
Income taxes				                       $      -	     $    -	     	$     -

                 	The accompanying notes are an integral part of these
                                	financial statements.

                           EMPIRE COMMUNICATIONS CORPORATION
                         (Formerly Litigation Economics, Inc.)
                              (A Development Stage Company)
                          	Notes to the Financial Statements
                                 	December 31, 1999

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

   		On December 22, 1996, the Company acquired all of the outstanding stock of G.E.C., Inc., (the Subsidiary) for 1,000,000 shares of the Company's common stock valued at $.001 per share or $1,000 which represented the capital contributed to the subsidiary. The acquisition of the Subsidiary was recorded as a recapitalization of the Subsidiary, whereby the acquired company is treated as the surviving entity for accounting purposes. The Subsidiary was formed on July 31, 1996 in the State of Idaho. The Subsidiary engaged in the field of economic advising and consulting and commenced principal business operations during 1997. Accordingly, the subsidiary was also considered a development stage company.
     On December 1, 1998, the Company sold all of the outstanding stock of the Subsidiary for $16,911.

   		Summary of Significant Accounting Policies

   		a.	Accounting Method

   		The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31, year end.

                     EMPIRE COMMUNICATIONS CORPORATION
                   (Formerly Litigation Economics, Inc.)
                       (A Development Stage Company)
                    	Notes to the Financial Statements
                           	December 31, 1999


   		b.	Basic Net Loss Per Share

   		The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

                            							           December 31 ,
                            							       1999                 1998
    		Numerator (loss)         			$     (10,086)        $    (81,422)

		    Denominator - shares		         18,597,260	            2,060,274
                           							-----------------     ---------------
    		Loss per share	           		$       (0.00)        $       (0.04)

                       EMPIRE COMMUNICATIONS CORPORATION
                     (Formerly Litigation Economics, Inc.)
                         (A Development Stage Company)
                      	Notes to the Financial Statements
                              	December 31, 1999

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       		c. 	Provision for Taxes

         At December 31, 1999, the Company has net operating loss carryforwards of approximately $116,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the operating loss carryforwards are offset by a valuation allowance of the same amount.

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

		       f.	Revenue Recognition

       		The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

                    EMPIRE COMMUNICATIONS CORPORATION
                  (Formerly Litigation Economics, Inc.)
                      (A Development Stage Company)
                    	Notes to the Financial Statements
                           	December 31, 1999


NOTE 2 -	COMMON STOCK OPTIONS

    		  In October of 1996, the Board of Directors adopted the 1996 Stock
        Option Plan (the "Plan"), allowing the Company to offer its key employees, officers, directors, consultants, and sales
        representatives an opportunity to acquire a proprietary interest in the Company.  The total number of shares reserved and available for distribution under the Plan were 400,000 shares.  These shares will underlie the Options issued by the Company pursuant to the
        Plan.  The Option holders will not be protected against dilution if the Company should issue additional shares of common stock in the future.  Neither the Options, nor the shares underlying the
        Options have pre-emptive rights.  The plan was amended on March
        13, 1998 to increase the shares available under the plan to
        800,000 shares.  As of December 31, 1999, no activity has
        transpired with regard to the Plan.

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

      		On March 25, 1999, the Company issued 20,000,000 shares of common stock for $20,000 (par values $0.001) to a related party.

                     	EMPIRE COMMUNICATIONS CORPORATION
                    (Formerly Litigation Economics, Inc.)
                        (A Development Stage Company)
                      	Notes to the Financial Statements
                             	December 31, 1999


NOTE 5 -	DISCONTINUED OPERATIONS

       		On December 31, 1998 the Company agreed to sell all of its ownership of G.E.C., Inc. to a third party for $16,911 in the form of the assumption of the debts of the Company.

                                                										From Inception on
							                                 For the	         	April 27,
                                 							Year ended	      	1995 Through
                                 							December 31,	     December 31,
                                 							1998           			1998
                                 							------------     	---------------
        		REVENUES	                 			$    -           		$      -
                                				 			------------     	---------------
        		EXPENSES

        		 General and administrative	     22,492		            	47,576
                                  							------------    	---------------
        		 Total Expenses           			    22,492            			47,576
                                   						------------    	---------------
        		LOSS FROM OPERATIONS	       	   (22,492)	            (47,576)
                                   						------------    	---------------
        		LOSS ON SALE OF SUBSIDIARY	     (58,930)	            (58,930)
                                   						------------    	---------------
        		NET LOSS FROM
        		DISCONTINUED OPERATIONS   	  $  (81,422)	       $   (106,506)
                                  							============     	===============
        		No Income Tax benefit has been attributed to the loss from
          discontinued operations.