Form 10QSB
period 2000-03-31
EMPIRE COMMUNICATIONS CORP
filed 2000-05-02
CIK 1025707

U.S. Securities and Exchange Commission
                     Washington D.C. 20549

                          Form 10-QSB

        [X]  Quarterly Report Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934.

              For the Quarter Ended March 31, 2000

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

Common Stock outstanding at May 1, 2000-46,400,000 shares of $.001 par value Common Stock.

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

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS

                                        March 31, 2000      Dec. 31, 1999

CURRENT ASSETS:
     Cash on Hand                  $           8,912             $ 14,578
       Total Current Assets                    8,912

TOTAL ASSETS                       $           8,912             $ 14,578


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                          March 31, 2000      Dec. 31,1999
CURRENT LIABILITIES:

    Accounts payable                     $     2,540       $        5,075
         Total Current Liabilities             2,540                5,075


STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock; authorized 50,000,000
      shares at $0.001 par value;             23,200               23,200
      $0.001 par value; 23,200,000
      shares issued and outstanding

     Additional paid-in Capital              102,800              102,800
     Deficit accumulated during the
       development stage                    (119,629)            (116,497)
          Total Stockholders' Equity           6,371                9,503

TOTAL LIABILITIES & EQUITY                 $   8,912             $ 14,578

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.




                         EMPIRE COMMUNICATIONS CORPORATION
                       (Formerly Litigation Economics, Inc.)
                            [Development Stage Companies]

                          CONDENSED STATEMENTS OF OPERATIONS
                                     [Unaudited]



                                           For the Three      For the Three
                                            Months Ended       Months Ended
                                           March 31, 2000     March 31, 1999

REVENUE                                           $    0         $    0
     Total Revenue                                $    0         $    0


EXPENSES
General and Administrative Expenses               $3,131        $ 3,816
    Total Expenses                                $3,131        $ 3,816




INCOME FROM OPERATION                           ($ 3,131)      ($ 3,816)

TOTAL OTHER INCOME                                     0              0

NET INCOME/LOSS                                 ($ 3,131)      ($ 3,816)

NET LOSS PER SHARE                                 ($.01)         ($.01)


The accompanying notes are an integral part of these financial statements.

                       EMPIRE COMMUNICATIONS CORPORATION
                     (Formerly Litigation Economics, Inc.)
                         [A Development Stage Company]

                           Statements of Cash Flow

                          For The Period Ending           For the Period Ending
                             March 31, 2000                 March 31, 1999
                         -----------------------      -------------------------
Cash flows from Operating
  Activities
   Net Income                    (3,131)                        (3,816)
   Accounts Payable              (2,535)                         3,816
                                 -------                       ---------
Net Cash Provided by Operations  (5,666)                             0

Cash flows from Investing
   Activities                         0                         20,000

Cash flows from Financing
   Activities                         0                              0

Net increase (decrease) in cash  (5,666)                        20,000
                                ---------                       --------

Cash balance at End of Period     8,912                         20,000
Cash balance at Beginning of
  Period                         (8,932)                             0
                                ---------                       ---------
Net increase (decrease) in Cash     (20)                        20,000

                     EMPIRE COMMUNICATIONS CORPORATION
                   (Formerly Litigation Economics, Inc.)
                         [A Development Stage Company]

            Consolidated Statements of Stockholders' Equity


                                                                    Deficit
                                                   Capital In     Accumulated
                                   Common Stock     Excess Of      During the
                                Shares     Amount   Par Value   Develop. Stage
                               -------    -------  -----------  ---------------
BALANCE,
     April 27, 1995              --        $    --  $    --     $       --

Common stock issued for cash
     at $0.001 per share        2,000,000  $ 2,000   (1,000)            --

Recapitalization of G.E.C,Inc.  1,000,000    1,000    4,000             --
Net loss for the period ended
     December 31, 1996           --             --                    (5,125)

BALANCE,
     December 31, 1996          3,000,000  $ 3,000    3,000           (5,125)

Common stock issued for cash
     at $1.00 per share           200,000  $   200   99,800             --

Net loss for the year ended
     December 31, 1997           --             --                   (19,959)

BALANCE,                        3,200,000    3,200  102,800          (25,084)
     December 31, 1997

Net loss for the period ended
     December 31, 1998                                                (81,422

Balance, December 31, 1998      3,200,000    3,200  102,800         $(106,506)

Common Stock issued for cash
     at $.001 per share        20,000,000   20,000       --                --

Net loss for the period ending
   December 31, 1999             --             --       --            (9,991)

Net loss for the period ending
   March 31, 2000                                                      (3,131)

Balance, March 31, 2000        23,200,000   23,200   102,800     $  ( 119,628)

                       EMPIRE COMMUNICATIONS CORPORATION
                     (Formerly Litigation Economics, Inc.)
                         [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 2000 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes there-to included in the Company's December 31, 1999, audited financial statements. The results of operations for the period ended March 31, 2000, are not necessar-ily indicative of the operation results for the full year.

     The  Company  was  incorporated  on April 27,  1995.  During  its first
approximately three years of  operations,   the  Company generated  no signifi-
cant revenues and is thus considered a development stage company. The Company raised funds initially from its founders, and then from a public offering in July, 1997.

     In 1997 and early 1998, the Company attempted to develop an economic con-sulting and expert witness business based on the talents of its then management and a proprietary software program for the analysis of economic damages in liti-gation contests. During this time period, the Company took the name Litigation Economics, Inc. to reflect its new business plan.

      During the first quarter of 1998, the Company changed its name to Empire Communications Corporation and sold a controlling equity interest to Empire Financial Corporation, a Dallas, Texas-based merchant bank, all in connection with the Company's proposed acquisition and operation of two businesses then being sold by DeLuxe Corporation: PaperDirect, Inc. and Cur-rent Social Expressions.

     The Company worked hard in February, March, April and early May to complete due diligence on the PaperDirect and Current Social Expressions acquisitions and to raise new equity funding through a private placement. Several corporate actions took place in contemplation of the PaperDirect and Current Social Expressions acquisitions, including the sale of the Company's GEC, Inc. subsidiary to the Company's then controlling shareholders, Mr. and Mrs. Cornelius Hofman for a surrender of 1.2 million shares of the Company's Com-mon Stock and $10,000.

      Late in the second quarter of 1998, Empire Financial Corporation indicated its desire to rescind its investment in the Company, and also to rescind its assignment to the Company of the contract rights for the acquisition of PaperDirect, Inc. and Current Social Expressions. The Company agreed, and the Empire Financial investment was unwound, the PaperDirect and Current Social Expressions acquisition efforts ceased, the new private placement was abandoned, and Mr. and Mrs. Hofman agreed to sell GEC back to the Company for a return of the consideration they aid--all during the third quarter of 1998. Further details concerning the rescission of the PaperDirect and GEC transactions can be found in the Report on Form 8-K filed by the Company with the Commission in July 1998.

     In December 1998, the Company sold G.E.C, it's wholly-owned subsidiary, for $16,911,22 cash, and currently has no business operations. The Company is actively seeking a successful business opportunity through technology acquisi-tion, merger with a going concern or otherwise.

      On March 25, 1999, the Company issued 20,000,000 shares of its "unregis-tered" and "restricted" common stock to the appointed Director and President, Susan M. Grant, in consideration of the sum of $20,000 cash, effectively passing control (86%) to the new officer. The Company is now exploring various business opportunities, and moved itsexecutive offices to Springville, Utah in space provided by the Company's new Chief Executive Officer and sole Director, Susan Grant.

     Accounting Method - The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31, year end.

     Net Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

     Provision of Taxes - At December 31, 1999, the Company has net operating loss carryforwards of approximately $116,497 that may be offset against future taxable incomethrough 2013. No tax benefit has been reported in the consoli-dated financial statements, because the Company believes there is a 50% or greater chance the operating loss carryforwards will expire unused. Accordingly the potential tax benefits of the operating loss carryforwards are offset by a valuation allowance of the same amount.

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

     On August 22, 1996, the Company acquired all of the outstanding stock of GEC, Inc., (the Subsidiary) for 1,000,000 shares of the Company's common stock valued at $.001 per share or $1,000 which represented the capital contributed to the subsidiary. The Company also issued 1,000,000 shares in exchange for soft-ware technology rights to officers of the Company.

     In June and July of 1997, the Company issued 200,000 shares of common stock (restated) in a public offering for $.50 per share (restated).

     On March 12, 1998, the Board of Directors of the Company declared a 2 for 1 forward split of the outstanding common stock, in the form of a 100% stock dividend distributed to shareholders of record on March 1, 1998, pay-able on March 13, 1998.

     On March 25, 1999, the Company issued 20,000,000 shares of its "unregist-ered" and "restricted" common stock to the appointed Director and President, Susan M. Grant, in consideration of the sum of $20,000 cash, effectively passing control (86%) to the new officer.

 NOTE 5 - Going Concern

     The Company's consolidated financial statements are prepared using gen-erally accepted accounting principles applicable to a going concern which con-templates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations. To date, the Company has been able to cover operating costs with existing financial resources.

NOTE 6 -  Contingencies

None.

NOTE 7 -  Subsequent Events

     The Company is currently in negotiations with Front Porch Digital, Inc. where in a stock for stock exchange is being comptemplated.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expen-ses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.

                          Results of Operations
                                 General
      Three-months periods ended March 31, 2000 and March 31, 1999.

      For the three month period ended March 31, 2000, the Company incurred nominal general and administrative expenses totaling $3,131.15 for shareholder costs, legal and accounting fees compared to $3,816 for first quarter 1999.

                     Liquidity and Capital Resources

       Shareholders equity in the Company had a net worth of $6,372 at March 31, 2000, compared to a net worth of $15,678 at March 31, 1999.

PART II - OTHER INFORMATION

ITEM I    Legal Proceedings

          None.

ITEM 2    Change in Securities

          The Company effectuated a 2 for 1 forward split of the Company's com-mon stock on April 19, 2000, resulting in 46,400,000 outstanding shares.

ITEM 3    Defaults on Senior Securities

          None.

ITEM 4    Submission on Matters to a Vote of Security Holders

          None.

ITEM 5    Other Information

          On April 12, 2000, the Board of Directors and majority shareholder of the Company voted in favor of a two for one forward split on the outstanding common stock of the Company. The forward split was effective April 19, 2000.

ITEM 6    Exhibits and Reports on Form 8-K

     (A)  Exhibits

          None.


     (B)  Reports on Form 8-K;


          None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   Empire Communications Corporation

Date:          5/1/2000            By /s/ Susan M. Grant
                                   Susan M. Grant
                                   President and Chief Executive Officer