Form 10QSB
period 2000-06-30
FRONT PORCH DIGITAL INC
filed 2000-08-15
CIK 1025707

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2000

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to ______________.


                       Commission File Number    33-16031
                                               ------------

                            FRONT PORCH DIGITAL INC.
               ---------------------------------------------------
           (Name of small business issuer as specified in its charter)

               Nevada                                  86-0793960
    -----------------------------            -------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                       1810 Chapel Avenue West, Suite 130
                              Cherry Hill, NJ 08002
                     ---------------------------------------
                    (Address of principal executive offices)

                                  856-663-3500
                           --------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2000, 16,027,500 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes  [ X ]  No  [  ]

                            FRONT PORCH DIGITAL INC.

                                   FORM 10-QSB

                                      INDEX

                                                                            PAGE

PART I.   Financial Information                                              3

Item 1.   Financial Statements:

     Balance Sheets - June 30, 2000 and December 31, 1999                  3

     Statements of Operations - Three and Six Months ended June 30, 2000
         and 1999                                                          4

     Statement of Stockholders' Equity - December 31, 1999 and June 30,
         2000                                                              5

     Statements of Cash Flows - Six months ended June 30, 2000 and 1999    6

         Notes to Financial Statements                                      7

Item 2.   Management's Discussion and Analysis or Plan of Operation          9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         11

PART II.  Other Information:                                                 11

Item 1.   Legal Proceedings                                                  11

Item 2.   Changes in Securities and Use of Proceeds                          11

Item 3.   Defaults Upon Senior Securities                                    12

Item 4.   Submission of Matters To A Vote of Security Holders                12

Item 5.   Other Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12

Signatures                                                                   13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            Front Porch Digital Inc.

                                  Balance Sheet

                                   (Unaudited)

[Predecessor
                                                 [Unaudited]         Company]
                                                -------------     -------------
                                                June 30, 2000     Dec. 31, 1999
                                                -------------     -------------

Assets
Current Assets

  Cash                                          $     252,638     $     14,483
  Accounts Receivable - Trade                           1,591                0
  Inventory                                             3,076                0
                                                -------------     -------------
  Total Current Assets                          $     257,305     $     14,483

Property & Equipment Net                              165,242                0
Investment in Visionary Systems, at cost              300,000                0
                                                -------------     -------------
Total Assets                                    $     722,547     $     14,483
                                                -------------     -------------

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

  Note Payable - Bridge Loans                   $     800,000     $          0
  Accounts Payable                                     98,716            5,075
  Payroll-Related Liabilities                               0                0
  Sales Taxes Payable                                       0                0
  Accrued Expenses                                    543,718                0
                                                -------------     -------------
Total Current Liabilities                       $   1,442,434     $      5,075

Stockholders' Equity (Deficit)
Preferred Stock, non-voting, $.001 par value
  5,000,000 shares authorized, none issues or outstanding
Common Stock, $.001 par value, 50,000,000 shares authorized
  16,028,000 shares issued and outstanding for 2000

  23,200,000 shares issues and outstanding for 1999    16,028           23,200

Additional Paid-in Capital                       $    411,732     $    102,800
Subscriptions Receivable                               (7,000)               0
Accumulated Deficit                                (1,140,647)        (116,592)
  Total Stockholders' Equity (Deficit)               (719,887)           9,408
                                                -------------     -------------
Total Liabilities and Stockholders'
  Equity (Deficit)                              $     722,547     $     14,483
                                                -------------     -------------

                            Front Porch Digital Inc.
                             Statement of Operations
                                   (Unaudited)

                                                         [Predecessor Company]
                                                        -----------------------
                             For the       For the       For the       For the
                              Three          Six          Three          Six
                             Months        Months        Months        Months
                              Ended         Ended         Ended         Ended
                            ---------     ---------     ---------     ---------
                            6/30/2000     6/30/2000     6/30/1999     6/30/1999

                            ---------     ---------     ---------     ---------
Revenues                    $  33,076     $  53,457     $       0     $       0

Cost of Revenue                22,518        25,008             0             0

                            ---------     ---------     ---------     ---------
                            $  10,558     $  28,449             0             0
                            ---------     ---------     ---------     ---------
Operating Expenses
  Sales & Marketing            38,016        56,446             0             0
  General & Admin             443,500     1,094,275         3,537         7,353
                            ---------    ----------     ---------     ---------
                            $ 481,516    $1,150,721     $   3,537     $   7,353
                            ---------     ---------     ---------     ---------

Loss from Operations         (470,958)   (1,122,272)     (3,537)        (7,353)

Interest expense              (16,125)      (18,375)           0              0
                            ---------   -----------     ---------     ---------
Net Loss                    $(487,083)  $(1,140,647)    $ (3,537)     $  (7,353)
                            ---------   -----------     ---------     ---------
Provision for Income
  Taxes                             0             0            0              0

Net Income (Loss) After     ---------   -----------     ---------     ---------
  Taxes                     $(487,083)  $(1,140,647)    $  (3,537)    $  (7,353)
                            ---------   -----------     ---------     ---------

Weighted Average Number
  of Common Shares
  Outstanding
  -Basic and diluted       15,892,335    15,874,263    23,200,000    23,200,000

Loss per Common Share
  -Basic and diluted        $   (0.03)    $   (0.07)    $  (0.00)     $   (0.00)

                            Front Porch Digital Inc.
                        Statement of Stockholders' Equity
                                   (Unaudited)


                                                                           Total
                  Common Stock       Additional  Subscrip-                 Share-
               ---------------------   Paid-in      tion    Accumulated   holders'
                 Shares     Amount     Capital   Receivable   Deficit      Equity
               ---------- ---------- ---------- ----------- ----------- -----------

Balance
  12/31/99     46,400,000   $ 23,200  $ 102,800              $(116,592)  $   9,408

Stock Option
  Compensation
  Costs                               $  36,920                          $  36,920

Recapitalization
  of Front
  Porch
  Digital
  Inc.        (40,000,000)  $(16,800) $(102,800)             $ 116,592   $  (3,008)


Issue shares to
  Front Porch
  Digital Share-
  holders for
  Merger        9,440,000   $  9,440             $  (9,240)              $     200

Common stock
  Issued for
  cash at
  $2.00 per
  share           187,500   $    188  $ 374,812                          $ 375,000

Stock Subscrip-
  tions paid                                     $   2,240               $   2,240

Net loss                                                     (1,140,647) $(973,980)
               ---------- ---------- ---------- ----------- ----------- -----------

Balance        ---------- ---------- ---------- ----------- ----------- -----------
  6/30/2000    16,027,500  $  16,028  $ 411,732  $  (7,000) $(1,140,647) $(553,220)
               ---------- ---------- ---------- ----------- ----------- -----------

                            Front Porch Digital, Inc.
                            Statements of Cash Flows
                            For the Six Months Ended
                                   (Unaudited)

                                              June 30, 2000     June 30, 1999
                                              -------------     -------------
Cash flows from operating activities
  Net loss                                    $ (1,140,647)     $     (7,353)
  Depreciation                                       8,662                 0
  Stock Option Compensation Cost                    36,920                 0
  Adjustments to reconcile net
    loss to net cash used in
    operating activities
Changes in operating assets and liabilities
  Increase in accounts receivable                   (1,591)           (1,235)
  Increase in inventory                             (3,076)                0
  Increase in accounts payable                      93,641             3,290
  Increase in accrued expenses                     543,718                 0
  Other                                             (3,008)                0
                                                -----------       -----------
Net cash used in operating activities           $ (465,381)       $   (5,298)

Cash flows from investing activities
  Capital expenditures                            (173,904)                0
  Investment in Visionary Systems                 (300,000)                0
                                                -----------       -----------
Net cash used in investing activities           $ (473,904)       $        0
                                                -----------       -----------

Cash flows from financing activities
  Bridge loan proceeds                             800,000                 0
  Proceeds from issuance of common stock           377,440            20,000
                                                -----------       -----------
Net cash provided by financing activities       $1,177,440        $        0
                                                -----------       -----------

Net increase in cash                               238,155            14,702

Cash, beginning of period                           14,483                 0
                                                -----------       -----------
Cash, end of period                             $  252,638        $   14,702
                                                -----------       -----------

                            FRONT PORCH DIGITAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1 - The Business

      Front Porch Digital Inc., formerly Empire Communications, Inc. (the "Company"), is a broadband digital media solutions provider that offers services that facilitate the distribution of digital content over a variety of delivery mechanisms, including Internet streaming, digital cable, Digital Versatile Disc
(DVD) and digital television. The Company's proprietary production process automates the pre-mastering and programming of broadband video and audio content. Using a software-based production model that decouples the processes of capture, compression, archiving and streaming, the Company is able to offer adaptable yet cost-effective, full-featured digital media services.

Note 2 - Basis of Presentation

      The Company and its current subsidiary, Front Porch Digital, Inc., a Delaware corporation ("Front Porch"), executed an Agreement and Plan of Reorganization (the "Plan"), whereby the Company acquired 100% of the outstanding equity securities of Front Porch from its stockholders (the "Front Porch Stockholders"). The Plan provided for the acquisition of 100% of the outstanding equity securities of Front Porch; the issuance and exchange of 9,400,000 shares of the Company's common stock for the outstanding common stock of Front Porch, which shares of common stock of the Company were "restricted securities" under the Securities Act of 1933, as amended; the contribution of 40,000,000 shares of common stock of the Company owned by Susan M. Grant to the treasury of the Company; and the issuance and exchange of warrants to acquire 7,400,000 shares of the common stock of the Company for the then-outstanding warrants to acquire 7,400,000 shares of the common stock of Front Porch.

      Prior to the completion of the Plan, there were 46,400,000 outstanding shares of common stock of the Company. Giving effect to the issuance of the shares outlined above and the cancellation of 40,000,000 shares of common stock of the Company as required by the Plan, there were 15,840,000 issued and outstanding shares of common stock of the Company immediately following consummation of the Plan.

      This transaction is commonly referred to as a "reverse acquisition" where 100% of Front Porch's stock was effectively exchanged for a controlling interest in a publicly-held "shell" corporation, the Company (which concurrently changed its name to Front Porch Digital, Inc.). For financial accounting purposes, this transaction will be treated as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization of Front Porch, with no goodwill or other intangible assets recorded.

      Front Porch was formed on February 1, 2000, and therefore the historical operating results prior to that date are those of Empire Communications, Inc.

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the operating results expected for the year ending December 31, 2000.

Note 3 - Going Concern Uncertainty

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company commenced operations in its current line of business on May 2, 2000, and has not had significant revenues. To date, the Company has been able to cover operating costs with existing financial resources from bridge loans and proceeds from the sale of its common stock.

Note 4 - Related Party Transactions

      The Company leases computer equipment and office space on a month-to-month basis from an entity under common control. Rent expense on these leases was $113,740 during the six months ended June 30, 2000.

Note 5 - Bridge Loans

      The Company has entered into $800,000 of unsecured notes payable. These notes bear interest at 9% and are due no later than December 31, 2000.

Note 6 - Warrants

      In connection with the issuance of the notes payable (see Note 5), the Company issued warrants that enable the holders to purchase an aggregate of 800,000 shares of common stock of the Company for a purchase price of $1 per share. These warrants expire on December 31, 2005.

      In connection with the Plan (Note 2), on May 2, 2000, the Company issued warrants in exchange for identical fully-vested outstanding warrants of Front Porch, which enable the holders to:

   o purchase an aggregate of 6,000,000 shares of common stock of the Company at an exercise price of $0.50 per share. These warrants expire May 2, 2005 and become exercisable on February 1, 2001;

   o purchase an aggregate of 920,000 shares of common stock of the Company at an exercise price of $0.50 per share. These warrants become exercisable in three equal annual installments commencing on the February 1, 2001 and ending on February 1, 2005.

Note 7 - Subsequent Events

      On August 3, 2000, the Company announced the acquisition by Equity Pier LLC, of an aggregate of 4,756,907 shares of common stock of the Company.

      The total purchase price of $9,513,814 for the acquired shares will be paid in part by past consulting services rendered by Equity Pier to the Company and in part by a promissory note that will be payable over forty-two months. Of the shares purchased, 3,792,545 shares will be subject to a put option by Equity Pier and a call option by the Company under certain circumstances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

      When used in this discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

      The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to, the ability of the Company to provide services and to complete the development of its products in a timely manner, the demand for and the timing of demand for such services and products, competition from other products and companies, the Company's sales and marketing capabilities, the Company's ability to sell its services and products profitably, availability of adequate debt and equity financing, and general business and economic conditions. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

      These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Reverse Acquisition

      The Company and Front Porch executed an Agreement and Plan of Reorganization (the "Plan"), whereby the Company acquired 100% of the outstanding equity securities of Front Porch from the Front Porch Stockholders. The Plan provided for the acquisition of 100% of the outstanding equity securities of Front Porch; the issuance and exchange of 9,440,000 shares of the Company's common stock for the outstanding common stock of Front Porch, which shares of common stock of the Company were "restricted securities" under the Securities Act of 1933, as amended; the contribution of 40,000,000 shares of common stock of the Company owned by Susan M. Grant to the treasury of the Company; and the issuance and exchange of warrants to acquire 7,400,000 shares of the common stock of the Company for the then-outstanding warrants to acquire 7,400,000 shares of the common stock of Front Porch.

      Prior to the completion of the Plan, there were 46,400,000 outstanding shares of common stock of the Company. Giving effect to the issuance of the shares outlined above and the cancellation of 40,000,000 shares of common stock of the Company as required by the Plan, there are 15,840,000 issued and outstanding shares of common stock of the Company.

      This transaction is commonly referred to as a "reverse acquisition" where 100% of Front Porch's stock was effectively exchanged for a controlling interest in a publicly held "shell" corporation, the Company (which concurrently changed its name to Front Porch Digital, Inc.). For financial accounting purposes, this transaction will be treated as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization of Front Porch, with no goodwill or other intangible assets recorded.

Plan of Operation

      The Company's plan of operation for the next 12 months is to establish itself as a leading service provider for broadband digital media solutions, primarily in the areas of entertainment, business services, education and training. The Company also intends to further develop automated broadband solutions to attract new customers. The Company plans to expand the features of its automated solutions while also developing new, innovative solutions.

      The Company believes its proprietary software-based solution offers significant advantages over alternatives in the marketplace. Traditional production models are heavily dependent on hardware and do not scale easily, requiring a higher level of capital investment and people resources. Traditional production models also require multiple captures of analog source material to convert digital content to multiple end-user formats. In addition, most production facilities have little or no software support, which results in limitations in user service offerings and dependence on third-party software vendors. Through its service bureau, the Company currently provides content owners with flexible, cost-effective services and automated tools that facilitate the distribution of digital content for business, education and entertainment.

      The Company maintains a research and development staff to develop intellectual property and software products aimed at broadband content processing, manipulation and transmission. This custom software development is also aimed at continually optimizing the production process with the goal of obtaining the highest quality of service. The Company is also an authorized reseller of DVD authoring software tools developed by Daikin U.S. Comtec Laboratories. The Company expects to enter into additional reseller arrangements for other leading broadband content processing hardware and software.

RESULTS OF OPERATIONS

      Prior to the consummation of the Plan, the Company conducted no significant business operations. As a result, the Company believes a comparison of results of operations for the three- and six-month periods ended June 30, 2000 to the comparable periods of fiscal 1999 is not meaningful. The following information includes the results of operations of Front Porch for all periods prior to May 2, 2000.

For the Three and Six Months Ended June 30, 2000

      Revenues. Total revenues increased by approximately 65% for the three months ended June 30, 2000 as compared to the first quarter of 2000. The increase in revenues is a result of an increased market awareness of the Company's services and products.

      Cost of Revenues. Cost of revenues consists primarily of consumables directly related to the generation of revenue, but does not include the cost of salaries, facilities or equipment. Total cost of revenues increased by approximately 1,050% for the three months ended June 30, 2000 as compared to the first quarter of fiscal 2000. This increase was due to an increase in operations personnel. The Company plans to significantly increase its revenue-generating capacity and therefore expects expenses in this category to continue to increase.

      Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel, trade show expenses, advertising and the production of marketing collateral. Sales and marketing expenses increased by approximately 111% for the three months ended June 30, 2000 as compared to the first quarter of fiscal 2000. The increase was primarily due to growth in the sales staff and attendance at trade shows. The Company plans to significantly increase its sales and marketing efforts and therefore expects expenses in this category to increase.

      General & Administrative. General & Administrative expenses consist primarily of all other salaries, employee benefits, insurance, voice and data communications, equipment leases, non-sales travel and entertainment, accounting, legal, shareholder relations, and office supplies. All overhead expenses are currently reported under this category. General & Administrative expenses decreased by approximately 32% for the three months ended June 30, 2000 as compared to the first quarter of fiscal 2000. The decrease in the second quarter was primarily attributable to the accrual of a signing bonus (in the amount of $500,000 for the Chief Executive Officer) that was recorded in the first quarter.

For the Three and Six Months Ended June 30, 1999

      For the six-month period ended June 30, 1999, the Company incurred nominal general and administrative expenses totaling $7,353 for shareholder costs, and legal and accounting fees.

CAPITAL RESOURCES AND LIQUIDITY

        As of June 30, 2000, the Company's principal commitments consisted primarily of notes payable, totaling approximately $800,000. These notes bear interest at 9% per annum and are unsecured. The principal and interest on these notes is payable on the earlier of (a) the consummation of an offering of securities pursuant to Rule 506 under the Securities Act of 1993, as amended, with gross proceeds of at least $3 million or (b) December 31, 2000.

        Since consummation of the Plan, the Company has significantly increased its operating expenses. The Company currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of its cash resources.

        On May 5, 2000, the Company authorized the offering of up to 140 Units, at a purchase price of $50,000 per Unit, each Unit to consist of 25,000 shares of the Company's common stock. This private placement has financed the recent operations of the Company. Net cash used in operating activities was $465,381 in the six-month period ended June 30, 2000.

        The Company believes that proceeds from the sale of at least 80 Units, in addition to our existing cash and cash equivalents, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months. At August 1, 2000, the Company had accepted subscriptions for 7.5 Units and had received subscriptions for another 18.7 Units that had not yet been accepted. Thereafter, the Company may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, the Company may not be able to raise such capital on acceptable terms or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is a broadband digital media solutions provider that offers services that facilitate the distribution of digital media over a variety of delivery mechanisms. The Company does not use derivative instruments to hedge its risks nor does it currently rely on interest income or short-term investments. Therefore, the Company anticipates no material market risk exposure. As a result, no quantitative tabular disclosures are presented.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 2, 2000, the Company issued an aggregate of 9,440,000 shares of its common stock in connection with the consummation of the Plan to the 10 stockholders of Front Porch. Such transaction was effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        On June 13, 2000, concurrent with the first closing of the Company's private placement, the Company sold to six accredited investors, an aggregate of 187,500 shares of the Company's unregistered common stock at $2.00 per share, which sale generated cash proceeds of $375,000. The Company intends to use the net proceeds from this private placement primarily for sales and marketing expenses; research and development; the purchase of equipment; repayment of bridge loan indebtedness; and working capital and general corporate purposes. Such transaction was effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Effective April 12, 2000, the holders of approximately 87% of the outstanding capital stock of the Company approved by written consent a forward split of outstanding voting securities on a basis of two-for-one, retaining the current authorized capital and par value. All fractional shares were rounded up to the nearest whole share.

        Effective May 1, 2000, the holders of approximately 87% of the outstanding capital stock of the Company approved by written consent the change of the name of the Company from Empire Communications, Inc. to Front Porch Digital Inc.

ITEM 5.  OTHER INFORMATION - None applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

   (a) Exhibits
       Exhibit Number      Description
       --------------      -----------

            2              Certificate of Amendment to Articles of Incorporation
           27              Financial Data Schedule

   (b) The Company filed a current report on Form 8-K dated May 2, 2000 providing information with respect to the completion of the acquisition by the Company of Front Porch. The following financial statements and pro forma financial information were filed as part of this report:

         (1) The following financial statements with respect to the Company:

               Balance Sheet as of March 31, 2000 (unaudited)
               Statement of Operations for the period from February 1, 2000
                  (Date of Inception) to March 31, 2000 (unaudited).

               Notes to Financial Statements

         (2) The following pro forma financial information with respect to the
             Company:

               Pro forma Combined Balance Sheet as of March 31, 2000 (unaudited)

               Pro Forma  Combined  Statement of Operations  for the period ended March 31, 2000 (unaudited)

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on August 14, 2000.

                                    FRONT PORCH DIGITAL INC.

                                    By: /s/        Jay Yogeshwar
                                        ------------------------
                                        Jay Yogeshwar
                                        Chief Executive Officer