Form 10QSB
period 2000-09-30
FRONT PORCH DIGITAL INC
filed 2000-11-14
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________.

                    Commission File Number      33-16031
                                            -----------------

                            FRONT PORCH DIGITAL INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

              Nevada                                  86-0793960
------------------------------------    ----------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

                       1810 Chapel Avenue West, Suite 130
                              Cherry Hill, NJ 08002
            --------------------------------------------------------
                    (Address of principal executive offices)

                                  856-663-3500
                     --------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2000, 19,510,768 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):     Yes [ ]   No [X]

                            FRONT PORCH DIGITAL INC.

                                   FORM 10-QSB

                                      INDEX

                                                                            PAGE

PART I.    Financial Information                                               3

Item 1.    Financial Statements:

           Balance Sheets - September 30, 2000 and December 31, 1999           3

           Statements of Operations - Three and Nine Months ended
             September 30, 2000 and 1999                                       4

           Statements of Cash Flows - Nine months ended
             September 30, 2000 and 1999                                       5

           Statement of Stockholders' Equity - December 31, 1999 and
             September 30, 2000                                                6

           Notes to Financial Statements                                       7

Item 2.    Management's Discussion and Analysis or Plan of Operation          10

PART II.   Other Information:                                                 13

Item 1.    Legal Proceedings                                                  13

Item 2.    Changes in Securities and Use of Proceeds                          13

Item 3.    Defaults Upon Senior Securities                                    13

Item 4.    Submission of Matters To A Vote of Security Holders                13

Item 5.    Other Information                                                  13

Item 6.    Exhibits and Reports on Form 8-K                                   13

Signatures                                                                    14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS -



                                  FRONT PORCH
                                  DIGITAL INC.
                                     BALANCE
   Sheet
(Unaudited)

                                                   Sept. 30, 2000  Dec. 31, 1999
                                                               [Predecessor
                                                    [Unaudited]    company]
                                                  ----------       --------
                                     Assets
Current assets
Cash                                                $156,792       $ 14,483
Accounts receivable                                    4,075              0
Interest receivable                                   77,429              0
Inventory                                              2,876              0
                                                  ----------       --------

  Total current assets                               241,172         14,483
                                                  ----------       --------

Property & equipment, Net                            233,576              0

Investment in Visionary Systems, at cost             300,000              0
Other assets                                          93,176              0

                                                    --------       --------
  Total assets                                      $867,924       $ 14,483
                                                    ========       ========

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Bridge note payable, net of discount                $781,795       $      0
Accounts payable                                     125,276          5,075
Accrued expenses                                     608,854              0
                                                  ----------       --------

  Total current liabilities                         1,515,925         5,075

Stockholders' equity (deficit)
Preferred stock, nonvoting, $.001 par value,
  5,000,000 shares authorized, none
  issued or outstanding; common stock,
  $.001 par value, 50,000,000 shares
  authorized, 19,510,768 shares issued
  and outstanding for 2000; 23,200,000
  shares issued and outstanding
  for 1999                                            19,511         23,200
Additional paid in capital                        10,569,293        102,800
Subscriptions receivable                          (7,592,090)             0
Accumulated deficit                               (3,644,715)      (116,592)
                                                  ----------       --------

  Total stockholders' equity (deficit)              (648,001)         9,408

                                                  ----------       --------
  Total liabilities and stockholders'
    equity (deficit)                                $867,924       $ 14,483
                                                    ========       ========

                            FRONT PORCH DIGITAL INC.
                             Statement of Operations
                                   (Unaudited)

                                         For the Three   For the Nine    For the Three   For the Nine
                                          Months Ended    Months Ended    Months Ended    Months Ended
                                          ------------    ------------    ------------    ------------
                                            9/30/2000      9/30/2000        9/30/1999       9/30/1999
                                          ------------    ------------    ------------    ------------
                                                                             [predecessor company]
                                                                          ----------------------------
Revenues                                  $      3,224    $     56,681    $          0    $          0

Cost of revenue                                    200          25,208               0               0

                                          ------------    ------------    ------------    ------------
Gross margin                                     3,024          31,473               0               0
                                          ------------    ------------    ------------    ------------


Operating expenses
Sales & marketing                               11,283          67,729               0               0
General & administrative                       348,704       1,442,979             953           8,306
Consulting fees (Note 8)                     1,928,724       1,928,724
                                          ------------    ------------    ------------    ------------
                                             2,288,711       3,439,432             953           8,306
                                          ------------    ------------    ------------    ------------


Loss from operations                        (2,285,687)     (3,407,959)           (953)         (8,306)

Other income (expense)
Interest income                                 77,429          77,429              70              70
Interest expense                               (50,795)        (69,170)              0               0
Other expense (Note 7)                        (245,015)       (245,015)              0               0
                                          ------------    ------------    ------------    ------------
                                              (218,381)       (236,756)             70              70
                                          ------------    ------------    ------------    ------------


Net loss                                    (2,504,068)     (3,644,715)           (883)         (8,236)
                                          ============    ============    ============    ============

Weighted average number of
  Common shares outstanding-basic
  and diluted                               18,243,762      16,817,959      23,200,000      23,200,000

Loss per common share-basic and diluted          (0.14)          (0.22)          (0.00)          (0.00)

                            FRONT PORCH DIGITAL INC.
                             Statement of Cash Flows
                            For the Nine Months Ended
                                   (Unaudited)


                                                  Sept. 30, 2000  Sept. 30, 1999
                                                    -----------    -----------
Cash flows from operating activities
      Net loss                                      $(3,644,715)   $    (8,236)
      Depreciation and amortization                      61,813              0
      Non cash issuance of common stock               1,928,724              0
      Stock option compensation cost                     33,150              0

      Adjustments to reconcile net loss
        to net cash used in operating activities

Changes in operating assets and liabilities
Increase in accounts receivable                          (4,075)        (3,587)
Increase in interest receivable                         (77,429)             0
Increase in inventory                                    (2,876)             0
Increase in accounts payable                            120,201          2,930
Increase in accrued expenses                            608,854              0
Other                                                    (3,008)             0
                                                    -----------    -----------
  Net cash used in operating activities                (979,361)        (8,893)
                                                    -----------    -----------

Cash flows from investing activities
Capital expenditures                                   (262,594)             0
Capitalization of acquisition related costs             (93,176)             0
Investment in Visionary Systems                        (300,000)             0
                                                    -----------    -----------
  Net cash used in investing activities                (655,770)             0
                                                    -----------    -----------


Cash flows from financing activities
Bridge loan proceeds                                    800,000              0
Proceeds from issuance of common stock                  977,440         20,000
                                                    -----------    -----------
  Net cash provided by financing activities           1,777,440         20,000
                                                    -----------    -----------


Net increase in cash                                    142,309         11,107

Cash, beginning of period                                14,483              0
                                                    -----------    -----------

Cash, end of period                                 $   156,792    $    11,107
                                                    ===========    ===========

                            FRONT PORCH DIGITAL INC.
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                                   Common Stock
                                            -------------------------    Additional     Subscription    Accumulated    Stockholders'
                                              Shares         Amount    Paid-in Capital   Receivable       Deficit        Equity
                                            ----------    -----------    ------------    ---------      -----------    ---------
Balance, December 31, 1999                  46,400,000    $    23,200    $    102,800    $        --    $  (116,592)   $     9,408


Stock option compensation costs                                          $     33,150                                  $    33,150

Recapitalization of
   Front Porch Digital, Inc.               (40,000,000)   $   (16,800)   $   (102,800)                  $   116,592    $    (3,008)

Issue shares to Front Porch
   Digital shareholders for merger           9,440,000    $     9,440                    $    (9,240)                  $       200

   Other, debt discount                                                  $     51,000                                  $    51,000

Common stock issued for cash
   at $2.00 per share                          487,500    $       488    $    974,512                                  $   975,000

Stock subscriptions paid                                                                 $     2,240                   $     2,240

Contributed shares from Front
   Porch Digital shareholders for
   capital restructuring                    (1,573,639)   $    (1,574)   $      1,574                                  $        --

Investment of Equity Pier                    4,756,907    $     4,757    $  9,509,057    $(7,585,090)                  $ 1,928,724

Net loss                                                                                                $(3,644,715)   $(3,644,715)


                                          ----------------------------------------------------------------------------------------
Balance, September 30, 2000                 19,510,768    $    19,511    $ 10,569,293    $(7,592,090)   $(3,644,715)   $  (648,001)
                                          ========================================================================================

                            FRONT PORCH DIGITAL INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)



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

     On October 11, 2000 the company acquired the Media Services operations of Storage Technology Corporation ("StorageTek"), which has over ten years experience in performing conversions and migrations of legacy analog data, such as text, documents, microfiche and images, to digitized data on tape and disk. The Company believes the services offered by the media services group are unique in that they may be successfully delivered at the customer's site using a proven process and methodology that results in virtually no impact to the customer's day-to-day operations or CPU processing overhead. These services may also be performed at one of the company's secure facilities.


Note 2 - Basis of Presentation

         In May 2000, the Company and its current subsidiary, Front Porch Digital, Inc., a Delaware corporation ("Front Porch"), executed an Agreement and Plan of Reorganization (the "Plan"), whereby the Company acquired 100% of the outstanding equity securities of Front Porch from its stockholders (the "Front Porch Stockholders"). The Plan provided for the acquisition of 100% of the outstanding equity securities of Front Porch; the issuance and exchange of 9,440,000 shares of the Company's common stock for the outstanding common stock of Front Porch, which shares of common stock of the Company were "restricted securities" under the Securities Act of 1933, as amended; the contribution of 40,000,000 shares of common stock of the Company owned by Susan M. Grant to the treasury of the Company; and the issuance and exchange of warrants to acquire 7,400,000 shares of the common stock of the Company for the then-outstanding warrants to acquire 7,400,000 shares of the common stock of Front Porch.

         This transaction is commonly referred to as a "reverse acquisition" where 100% of Front Porch's stock was effectively exchanged for a controlling interest in a publicly-held "shell" corporation (which concurrently changed its name to Front Porch Digital, Inc.). For financial accounting purposes, this transaction has been treated as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization of Front Porch, with no goodwill or other intangible assets recorded.

     Front Porch was formed on February 1, 2000, and therefore the historical operating results prior to that date are those of Empire Communications, Inc.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results expected for the year ending December 31, 2000.


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


Note 4 - Related Party Transactions

     The Company leases computer equipment and office space on a month-to-month basis from an entity formerly under common control with the Company. Rent expense on these leases was $170,998 during the nine months ended September 30, 2000.

     The  Armand  Group,  a  Chicago-based  investment  banking  firm,  has been retained to provide financial consulting and investment banking advisory services to the Company, including providing the services of a member of The Armand Group as the Company's interim Chief Financial Officer. Under the terms of this agreement, the Armand Group receives monthly consulting fees, reimbursement of all direct expenses associated with its services and, in connection with the recently-completed transaction between the Company and StorageTek, an investment banking advisory fee. Through September 30, 2000, the Armand Group has received $ 35,000 in fees and $17,000 in expense reimbursements from the Company. Additionally, subsequent to September 30, 2000, based upon the closing of the Media Services acquisition from StorageTek, the Armand Group received an additional $200,000 in investment banking success fees. A partner of the Armand Group, who is also a shareholder of the Company, has continued serving in the capacity of interim Chief Financial Officer of the Company following the acquisition of the Media Services operations.


Note 5 - Bridge Loans

     At September 30, 2000 the Company had $800,000 of unsecured notes payable. These notes bear interest at 9% and are payable on demand. Subsequent to September 30, 2000, the Company repaid $600,000 of the principle amount of the notes.

Note 6 - Warrants

     In connection with the issuance of the notes payable (Note 5), the Company issued warrants that enable the lenders to purchase an aggregate of 800,000 shares of common stock of the Company for a purchase price of $1.00 per share. These warrants expire on December 31, 2005.

     In connection with the Plan (Note 2), on May 2, 2000, the Company issued warrants in exchange for identical fully-vested outstanding warrants of Front Porch, which enable the holders to:

   o purchase an aggregate of 6,000,000 shares of common stock of the Company at an exercise price of $0.50 per share. These warrants expire May 2, 2005 and become exercisable on February 1, 2001;

   o purchase an aggregate of 920,000 shares of common stock of the Company at an exercise price of $0.50 per share. These warrants become exercisable in three equal annual installments commencing on February 1, 2001 and expire on February 1, 2005.

     In connection with a capital restructuring of the Company (Note 9), warrants expiring May 2, 2005 to purchase an aggregate of 3,000,000 shares and warrants expiring on February 1, 2005 to purchase an aggregate of 1,573,639 shares have been forfeited.


Note 7 - Termination of Proposed Acquisition

     In the February 2000 the Company had reached an agreement in principle to acquire the outstanding shares of capital stock of Formal Systems America Inc. ("FSAI"), a corporation formerly engaged in the software re-engineering business. The acquisition will, among other benefits, give the company access to FSAI's Sun MicroSystems E-6000 server.

     The Company subsequently terminated the proposed acquisition of FSAI and, as a result no shares of common stock were issued by the Company for such purpose. Under the termination, however, the Company agreed to pay a break up fee and legal expenses, aggregating $245,000, which are included in other expenses. The Company also agreed to continue to lease FSAI's Sun Microsystems E-6000 server and FSAI's facilities in Cherry Hill, New Jersey on a month-to-month basis. (Note 4)


Note 8 - Investment of Equity Pier LLC

     Effective August 1, 2000, the Company issued to Equity Pier LLC, a Colorado limited liability company ("Equity Pier"), 4,756,907 shares of common stock for a purchase price of $2.00 per share (the "Equity Pier Share Purchase"). Of such shares, 964,362 shares were issued in consideration of certain consulting services previously rendered by Equity Pier to the Company, which were charged to selling general and administrative services in the period. And an additional 3,792,545 shares were issued in consideration of a cash payment of $3,793 and a promissory note of Equity Pier in the principal amount of $7,581,297 (the "Promissory Note"). The Promissory Note bears interest at the rate of 6.33% per annum, is payable in 14 equal quarterly installments of $607,978 and is secured by a pledge of 3,792,545 shares of common stock of the Company. Equity Pier was also granted certain rights for the registration of its shares of common stock of the Company under the Securities Act of 1933, as amended.

     Concurrent with such purchase and sale, the Company entered into a consulting agreement with Equity Pier pursuant to which Equity Pier has agreed to render certain consulting services to the Company for the 36-month period commencing January 1, 2001 in consideration of monthly payments by the Company of $236,000 (the "Equity Pier Consulting Agreement"). The terms of the consulting agreement was subsequently amended to commence on October 1, 2000 and terminate on June 30, 2004 and to reduce the monthly payments by the Company from $236,000 to $204,000 per month (Note 10).


Note 9 - Capital Restructuring.

     In connection with the investment by Equity Pier in the Company, certain founding shareholders of Front Porch agreed to restructure the capital of the Company by contributing shares of common stock to the Company or forfeiting certain options or warrants to purchase shares of common stock. An aggregate of 1,573,639 shares of common stock were contributed to the Company and options or warrants to purchase an aggregate of 6,070,000 shares of common stock were forfeited. In addition, Donald Maggi, a director of the Company, agreed to forfeit warrants to purchase 150,000 shares of common stock.

Note 10 - Subsequent Events

     On October 10, 2000, the Company acquired the net assets of the media services operations (the "Business") of StorageTek pursuant to an Asset Purchase Agreement dated as of October 10, 2000 (the "Asset Purchase Agreement"), between the Company and StorageTek. The consideration paid by the Company pursuant to the Asset Purchase Agreement consisted of (a) $153,915 in cash (obtained from the net proceeds of a recently-completed private placement of the Company's common stock), and (b) 6,088,636 shares of common stock of the Company. In connection with the acquisition, the Company assumed certain liabilities and obligations of StorageTek relating to the Business, including certain royalty payments payable to Dr. Giancarlo Gaggero (the Company's Senior Vice President of Media Technologies) pursuant to the terms of an asset purchase agreement dated as of December 2, 1998 between StorageTek and Data Strategies International, Inc.

     Pursuant to the terms of the Asset Purchase Agreement, the Company acquired substantially all of the assets used in the operation of the Business, exclusive of certain assets of StorageTek not solely related to the Business. The acquired assets include the following: o Tangible assets, including machinery and equipment, computer hardware, leasehold improvements and other improvements;

   o Intellectual property;

   o Customer lists;

   o Subsisting contracts with customers; and

   o All revenues allocable to the Business and recognizable by StorageTek under accrual-based accounting procedures from July 1, 2000 to the closing date and allocable to work performed by StorageTek after June 30, 2000, exclusive of revenues generated prior to the closing date in respect of one identified project.

     In conjunction with the acquisition, the commencement date of the Equity Pier Consulting Agreement was accelerated from January 1, 2001 to October 1, 2000 to coincide with the consummation of the acquisition, and the term of such agreement was extended by an additional six months, to June 30, 2004. The monthly payments by the Company under the Equity Pier Consulting Agreement were also renegotiated downward from $236,000 per month to $204,000 per month.

     In addition, in connection with the acquisition, certain shareholders of the Company granted the Company an option to purchase an aggregate of 1,450,000 shares of common stock of the Company for a purchase price of $1.50 per share, and the Company granted to such shareholders the right under certain circumstances to put such shares to the Company for purchase at a price of $1.50 per share.

     In October 2000, the Company completed a private placement of 118.032 units, each unit consisting of 25,000 shares of common stock, and received from such offering aggregate net proceeds of $5,605,940 after deducting placement agent commissions of $295,660. A portion of the net proceeds from such offering was applied to the cash portion of the purchase price for the acquisition of the Business. The balance of the net proceeds from such offering will be used for research and development expenses, sales and marketing expenses, the purchase of equipment and for working capital.



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

Reverse Acquisition

     In May 2000, the Company and Front Porch executed the Plan, whereby the Company acquired 100% of the outstanding equity securities of Front Porch from the Front Porch Stockholders. The Plan provided for the acquisition of 100% of the outstanding equity securities of Front Porch; the issuance and exchange of 9,440,000 shares of the Company's common stock for the outstanding common stock of Front Porch, which shares of common stock of the Company were "restricted securities" under the Securities Act of 1933, as amended; the contribution of 40,000,000 shares of common stock of the Company owned by Susan M. Grant to the treasury of the Company; and the issuance and exchange of warrants to acquire 7,400,000 shares of the common stock of the Company for the then-outstanding warrants to acquire 7,400,000 shares of the common stock of Front Porch.

     This transaction is commonly referred to as a "reverse acquisition" in which 100% of Front Porch's stock was effectively exchanged for a controlling interest in a publicly-held "shell" corporation (which concurrently changed its name to Front Porch Digital, Inc.). For financial accounting purposes, this transaction was treated as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization of Front Porch, with no goodwill or other intangible assets recorded.


Plan of Operation; Developing of Media

     The Company's plan of operation for the next 12 months is to establish itself as a leading service provider in the emerging market for the conversion and formatting of text, images, audio, graphics and video from any format to any other format, for access via any digital platform including broadband, Internet, DVD and HDTV.

     As a result of its acquisition of the Media Services operations from StorageTek, the Company also seeks to capitalize on its status as the only provider of onsite, offline information migration services to Fortune Global 500 companies that need to migrate tape and optical assets from old to new formats. The Company believes it offers a unique, comprehensive suite of software, products and services that enables the Company to migrate information from `anything' to `anything' at a customer's site with no adverse impact to the customer's business operations.

     The Company intends to continue to develop or acquire the expertise and technology necessary to provide onsite services that enable clients to migrate from any media type or data format to any other media type or data format, with virtually no impact to production processing. The Company is also developing new and more efficient algorithms and processes for the extraction, conversion, migration and storage of massive quantities of information.

RESULTS OF OPERATIONS

     Prior to the consummation of the Plan, the Company conducted no significant business operations. As a result, the Company believes a comparison of results of operations for the three- and nine-month periods ended September 30, 2000 to the comparable periods of fiscal 1999 is not meaningful. The following information includes the results of operations of Front Porch for all periods prior to May 2, 2000.

For the Three and Nine Months Ended September 30, 2000

     REVENUES. Total revenues significantly declined for the three months ended September 30, 2000 as compared to the second quarter of 2000. The decrease in revenues resulted from the Company's focus on the completion of the acquisition of the Media Services operations of StorageTek.

     COST OF REVENUES. Cost of revenues consists primarily of consumables directly related to the generation of revenue, but does not include the cost of salaries, facilities or equipment. Total cost of revenues decreased by approximately 99% for the three months ended September 30, 2000 as compared to the second quarter of fiscal 2000. This decrease was due to the decrease in revenues. The Company plans to significantly increase its revenue-generating capacity, and therefore expects expenses in this category to increase significantly.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions, travel, trade show expenses, advertising and the production of marketing collateral. Sales and marketing expenses decreased by approximately 70% for the three months ended September 30, 2000 as compared to the second quarter of fiscal 2000. The decrease was primarily due to a reduction in travel and the termination of a contract employee. The Company plans to significantly increase its sales and marketing efforts, and therefore expects expenses in this category to increase significantly.

     GENERAL & ADMINISTRATIVE AND CONSULTING. General and administrative expenses consist primarily of all other salaries, employee benefits, insurance, voice and data communications, equipment leases, non-sales travel and entertainment, accounting, legal, shareholder relations and office supplies. All overhead expenses are currently reported under this category. General and administrative expenses increased by approximately 508% for the three months ended September 30, 2000 as compared to the second quarter of fiscal 2000. The increase was primarily due to the costs associated with consulting services provided by Equity Pier LLC, which was offset in part by a decrease of $95,000 in legal and accounting expenses.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     Prior to the consummation of the Plan on May 2, 2000, the Company had no operations and had nominal assets and liabilities. As a result, for the nine-month period ended September 30, 1999, the Company incurred nominal general and administrative expenses totaling $8,306 for shareholder costs, and legal and accounting fees.

CAPITAL RESOURCES AND LIQUIDITY

     As of September 30, 2000, the Company's principal commitments consisted primarily of notes payable totaling approximately $800,000, of which notes in the aggregate principal amount of $600,000 were subsequently repaid. These notes bear interest at 9% per annum and are unsecured. The principal and interest on the remaining $200,000 principal amount of notes is payable on demand.

     Since consummation of the Plan, the Company has significantly increased its operating expenses. The Company currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of its cash resources.

     In October 2000, the Company completed an offering of 118.032 units, at a purchase price of $50,000 per unit, each unit consisting of 25,000 shares of the Company's common stock. This private placement has financed the recent operations of the Company. Net cash used in operating activities was $993,951 in the nine-month period ended September 30, 2000.

     The Company believes it's existing cash and cash equivalents will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     From May 9, 2000 to October 10, 2000, the Company sold to 77 accredited investors an aggregate of 2,950,800 shares of the Company's unregistered common stock at $2.00 per share. The Company intends to use the net proceeds from this private placement primarily for sales and marketing expenses; research and development; the purchase of equipment; repayment of bridge loan indebtedness; and working capital and general corporate purposes. Such transaction was effected pursuant to Rule 506 under the Securities Act of 1933, as amended.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.


ITEM 5.  OTHER INFORMATION - None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits

          Exhibit Number             Description

10.1 Amended and Restated Consulting Agreement dated as of November 13, 2000 between the Company and Equity Pier, LLC.

10.2 Employment Agreement dated as of October 30, 2000 between the Company and Saheed Karim.

10.3 Employment Agreement dated as of October 30, 2000 between the Company and Kenneth Beaudry.

          27                         Financial Data Schedule

     (b) The Company filed a Current Report on Form 8-K dated October 10, 2000 providing information with respect to the acquisition by the Company of the Media Services operations of Storage Technology Corporation.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2000                   FRONT PORCH DIGITAL INC.

                                            By: /s/Jean Reiczyk
                                                ----------------------------
                                                 Jean Reiczyk
                                                 Chief Executive Officer


                                            By: /s/Timothy Petry
                                                ----------------------------
                                                 Timothy Petry
                                                 Chief Financial Officer