Form 10KSB
period 2000-12-31
FRONT PORCH DIGITAL INC
filed 2001-04-02
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                            OF 1934

For the Fiscal Year Ended: December 31, 2000

[ ] Transition Report UNDER Section 13 or 15 (d) of the Securities Exchange

                            Act of 1934

                     For the Transition Period from _______________ to _______________

                   Commission File Number: 333-16031

FRONT PORCH DIGITAL INC.

(Exact name of small business issuer as specified in its charter)

                                      Nevada                                   86-0793960

---------------------------------------- - -------------------------------

                           (State or other jurisdiction                (IRS employer

                         of incorporation or organization)            identification no.)

                             3005 47th Street, Suite F3

                                  Boulder, Colorado                         80301

---------------------------------------- - -------------------------------

                    (Address of principal executive offices)             (Zip Code)

(303) 443-3734

--------------

(Issuer's telephone number, including area code)

                          Securities registered pursuant to              Name of each exchange on

                           Section 12(b) of the Act: None             which registered: Not Applicable

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X No

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2000 were $199,171.

The aggregate market value of shares of the Company's common stock held by non-affiliates as of March 15, 2001 was $57,545,000 based upon the average bid and asked prices of the Company’s common stock on the OTC Bulletin Board on March 15, 2001. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 15, 2001, there were 24,551,967 shares of common stock of the registrant outstanding. The registrant's common stock currently trades on the OTC Bulletin Board under the symbol "FPDI."

Transitional Small Business Disclosure Format (Check one): Yes   No  X

FRONT PORCH DIGITAL INC.

The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting the Company’s operations, markets, growth, services, products, licenses and other factors discussed in the Company’s other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing the Company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, performance or achievements of the Company, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) the availability of additional funds to successfully pursue the Company’s business plan; (2) the uncertainties related to the effectiveness of the Company’s technologies and the development of its products and services; (3) the Company’s ability to maintain, attract and integrate internal management, technical information and management information personnel; (4) the ability of the Company to complete the development of its proposed products in a timely manner; (5) the Company’s ability to market its services to current and new customers and generate customer demand for its products and services; (6) the Company’s ability to negotiate and maintain suitable strategic partnerships and corporate relationships; (7) the intensity of competition; and (8) general economic conditions. All written and oral forward looking statements made in connection with this Report that are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Front Porch Digital Inc. (the Company) is an industry leader in the emerging market of digital information asset management. The Company utilizes a comprehensive suite of proprietary products and services that enable customers to efficiently and cost-effectively migrate data from nearly any media type and data format to any other media type and format. Incorporating software-based methodologies and intellectual property throughout its service offerings allows content to be captured, converted, managed and distributed in digital form efficiently and cost effectively.

It is estimated that over 85% of the cumulatively stored data in the world today is in non-digitized formats, such as film, microfiche or analog tape. Further, driven by a rapid increase in information gathering, as well as the need for quicker access tools for the collection, retrieval, analysis and management of this information, companies that have previously used film, microfiche and analog audio video and tape are increasingly digitizing and storing their data in digital formats. Other significant market drivers accelerating the movement towards the digitization of information include shortened technology lifecycles and device obsolescence, the eminent degradation of storage media, regulatory requirements, as well as the potential risk of system failures causing downtime or data loss.

The inevitable movement toward the digitization of data creates an enormous increase in the demand for digital storage. International Data Corporation (IDC) forecasts that spending for worldwide storage services will exceed $40 billion in 2003. Perey Research and Consulting estimates the entire streaming media market, which includes content conversion (capture, hardware and software infrastructure), network access and transport services, and related services, such as installation and support, will reach $22 billion per year by 2004. Management believes these trends provide a significant opportunity for the Company to convert non-digitized data to digital formats that may then be easily accessed, browsed, indexed, managed and distributed.

The Company’s enterprise data media solutions (EDMS) group addresses issues relating to data archive and storage. For example, the EDMS group pioneered a methodology for performing tape and optical data conversions in an offline environment on the customer’s premise. Performing offline conversions, which is believed to be a unique competence in the industry, avoids significant additional loads from being placed on customers’ frequently over-burdened systems. The EDMS group is further able to identify and, if necessary, reverse-engineer the multitude of data storage and compression algorithms encountered during the conversion process, particularly in the optical storage arena. The EDMS group has proven performance in these and other data conversion and migration services, as evidenced by its experience in completing large-scale projects for numerous Fortune 1000 companies.

The Company’s digital media group, which addresses the issues relating to digital content management, has developed intellectual property (IP) that enables the large-scale conversion and migration of information stored in any legacy system and format to any applicable digital format using only a single capture of content. When compared to hardware-based systems, the Company believes its software-based solution adds flexibility and significantly reduces the costs associated with digital conversion. Once content is captured, it can be converted into one or many formats of the customer’s choice on demand, without any additional captures. With content digitized and stored on digital media, customers have the ability to catalog, index, browse, format, archive and distribute content easily and cost-effectively. Through compression and other process techniques, the Company’s solution also minimizes customers’ digital media storage requirements.

Key characteristics of the Company’s service offerings that differentiate the Company from most of its competitors include the following:

o An onsite, offline service capability that eliminates the need to use customers’ hardware, software and labor resources, shortens project timeframes and increases customers’ resource utilization and productivity.

o Proprietary methodologies developed for updating tape management systems that facilitate the consolidation and stacking of data, lowering physical storage requirements and attendant costs.

o A vendor-independent software and hardware strategy that enables cost-effective solutions and allows partnering with any storage or server vendor.

o Significant EDMS experience in developing and delivering large-scale tape and optical data migration services is available company-wide.

o A proprietary, software-based content conversion system that supports the creation of multiple audio, video or data formats using a single content capture, which significantly reduces time and capital requirements.

o A decoupled capture, compression, conversion, storage and management process architecture that facilitates integration, accessibility and distribution of stored data independently or within customers’ existing technology platforms.

o A unique methodology that enables back-end audio and video indexing and multiple format distribution capabilities to further maximize product value.

The Company’s recently acquired EDMS group has provided services to hundreds of Fortune 1000 companies and Federal governmental agencies. Representative customers of the EDMS group have included Bank of America, Fleet Bank, PNC Bank, State of Washington, US Census Bureau, Zurich Insurance, First Union Financial, Intel, State of Ohio, University of Colorado and Wells Fargo.

Industry Background

According to the IDC and University of California at Berkeley (UC-Berkeley), over 85% of the cumulatively stored data in the world today is in a non-digitized format, such as paper, film, microfiche or analog tape. Management believes this stored data provides a significant opportunity for the Company to convert non-digitized data to digital formats that may easily be accessed, browsed, indexed, managed and distributed. McKinsey and Company further estimates that storage requirements at Global 2000 companies are doubling annually, while the storage requirements of many Internet-based companies are doubling every 90 days. Perey Consulting and Research has estimated that the entire streaming media market will grow to $22 billion per year by 2004, with total enterprise spending on conversion, migration and management of audio, video and data projected to exceed $4 billion.

Industry and user dynamics are resulting in growth rates paralleling those of the storage and the Internet-based business applications markets. Significant market drivers include accelerated technology lifecycles, device obsolescence, the eminent degradation of storage media and the possibility of downtime and data loss due to system failures and human error. Management believes that regulatory requirements also represent significant business opportunities for the Company

Information generation and accumulation in both analog and digital formats will continue to grow exponentially. Management believes this growth will drive increased requirements for digitization and storage of information in a manner that ensures its protection and availability. Furthermore, management believes that more frequent technology improvements have shortened the lifespan of older storage devices, resulting in a recurring opportunity. Customers will continue to need products and services similar to those offered by the Company to ensure the protection and availability of their information.

The Company has identified several factors that span industry segments, applications and horizontal and vertical markets that are driving growth in the digital marketplace, including:

o Information Generation and Accumulation. It has taken 300,000 years to accumulate the equivalent of 12 exabytes of data. According to a study conducted by IDC and the UC-Berkeley, however, it will take only 2.5 more years to generate the next 12 exabytes of data. Of the total stored data in the world today, IDC and UC-Berkley estimate that 85% is in non-digitized formats and large amounts of data continue to be generated in analog formats.

o Demand for Storage. Storage requirements are growing at an accelerating rate due to the emergence and utilization of new technology applications, such as e-commerce, data warehousing, web hosting, digital video and audio streaming, multimedia creation and editing, digital photography, document imaging and hierarchical storage management (HSM). According to McKinsey & Company, storage at Global 2000 companies doubles annually while storage at Internet-based businesses doubles approximately every 90 days.

o Escalating Costs of Storage and Storage Management. Vastly increased amounts of stored information, made accessible and available to customers, suppliers and partners, results in significantly increased costs. According to Gartner Group, if efficient management of storage is not undertaken, storage costs will quadruple over the next four years, even after equipment price declines are taken into account. It is estimated by Gartner Group that the cost of storage management will grow to 40 percent of total storage acquisition costs for stable, best-practice consolidated environments. IDC forecasts worldwide storage services spending will exceed $40 billion in 2003.

o Rapid Technological Change and Device/Media Obsolescence. Escalating storage costs lead to technological improvements and better information management methodologies, resulting in the ongoing migration of information to new platforms. Additionally, all media degrades over time and must be transferred to new media to retain its functionality and value.

o Downtime, which is sometimes attributed to the loss of or inability to use stored data, can also have a significant cost impact to many enterprises, and in some cases, can put a company out of business. For example, industry sources estimate that:

o 43% of companies experiencing disasters never re-open, and 29% close within two years.

o One out of every 500 data centers will have a severe disaster each year.

o A company that experiences a computer outage lasting more than 10 days will never fully recover financially. Fifty percent of these companies will be out of business within five years.

o Entertainment and Media. The migration of the entertainment and media industries to digital formats for the distribution of content (e.g., ATV, DVD) will require significant effort to convert existing content and to develop and implement technologies, methodologies and processes to create and distribute new digital content. The FCC has mandated that all commercial broadcasters be equipped to service only ATVs by 2002 and that all public broadcasters be so equipped by 2003.

o E-Learning / Distance Learning. Course materials will be delivered via streaming digital media and DVD. IDC estimates that the U.S. corporate market for e-learning will exceed $11.0 billion in 2003.

Specific market opportunities identified by the Company may be categorized into three distinct areas:

o Document and Content Technologies. – The conversion and migration of analog format images, such as medical images, documents, microfiche and bank checks, to digital formats stored on digital media are the primary applications within this market space. The demand for quicker-access tools for information collection, retrieval and analysis, as well as the need to handle heterogeneous collections of text, images, video and sound, is driving rapid growth of this market. IDC projects the worldwide market will from $1.1 billion in 1999 to nearly $4.4 billion in 2004, a compound annual growth rate of 32%.

o Data Storage. IDC forecasts worldwide storage services spending will exceed $40 billion in 2003. According to Dataquest, storage software expenditures were estimated at $5.0 billion in 2000 and are expected to exceed $12.0 billion in 2003. The relatively short life expectancies of magnetic media, ranging from five to 20 years for most medias, will require periodic copies and/or conversions of information from an older to a newer media in order to protect against data loss and comply with federal regulations and business needs.

o Archived Digital Media. Perey Research and Consulting estimates the entire streaming media market, which includes content conversion (capture, hardware and software infrastructure), network access and transport services, and other related services, such as installation and support, will reach $22 billion per year by 2004. These estimates include entertainment and consumer-oriented uses of streaming media.

Business Strategy

The Company's strategy is to establish itself as a leading product and service provider in the emerging market for digital information asset management, including the conversion and formatting of text, images, audio, graphics and video from any format to any other format, for access via any digital platform, including broadband, Internet, DVD and HDTV.

The Company seeks to capitalize on its proprietary technologies and its breadth of service offerings, which it believes are the most comprehensive offered by any digital information asset management company, to become the preferred provider of information management products and services to large corporate and governmental agencies worldwide. To accomplish this, management intends to execute the following:

o Adapt its enterprise data media service offerings and package future digital media products and services for distribution primarily through strategic partners via licensing and/or reseller agreements. Supporting collateral materials, product training programs and customer service and support systems are being developed in conjunction with the service offerings to support the Company’s distribution strategy.

o Extend migration and conversion service offerings to generate recurring revenue streams by providing ongoing digital information asset management services. These products and services will be offered directly by the Company or indirectly through partners and/or through licensing programs.

o Rapidly develop distribution channels by expanding strategic alliance partnerships that leverage the partners’ established market presences, leading to accelerated revenue growth and extended sales opportunities to both the Company and the partner.

o Strategic partners, selected on the basis of synergistic products and services, will be oriented toward selected tier one systems integrators, hardware manufacturers, entertainment, media, content management, storage, software companies and other organizations. Management believes strategic partners will want to resell the Company’s products and services because they enhance their value proposition to customers and extend their revenue potential.

o Add sales and marketing teams to support the Company’s partnering strategy and to execute direct selling activities in selected vertical markets.

o Develop comprehensive marketing, promotional and other cooperative sales support programs on a corporate-wide and direct-channel basis. In conjunction with these programs, the Company is developing product-positioning strategies to support market penetration of the Company’s products and services and adoption of its intellectual property as an industry standard.

o Foster public awareness of both the Company and significant issues associated with digital asset management by co-sponsoring seminars, symposia and industry events, and presenting original materials at user conferences, technical symposia and standards forums.

o Scale internal delivery capabilities by adding certified project managers or, in some cases, strategic partners with delivery and project management service capabilities and resources. Partners with these capabilities will likely be used in establishing initial distribution channels outside the United States.

o Launch initial digital media products and continue to develop highly flexible, software driven products. Unlike competing hardware-based products, the Company’s software-based solutions easily accommodate new features, are re-configurable to conform to other system interfaces and are believed to be less costly to produce, deliver and operate.

o Continue to develop intellectual property assets to support domestic and international expansion through enhanced product offerings. The Company intends to disseminate its intellectual property within a protected but open environment to encourage the adoption of its intellectual property as an industry standard.

Products And Services

Enterprise Data Media Solutions. The Company offers a comprehensive, integrated suite of enterprise data media solutions that can help customers ensure information preservation, reduce cost and improve productivity without compromising the security and integrity of their stored information. The Company’s recently-acquired EDMS group has performed professional services for over 600 customers worldwide in industries that include banking and finance, power utility, petroleum, pharmaceutical and government.

All services offered by the EDMS group are performed offline utilizing the Company’s proprietary software and stand-alone hardware devices, at either the customer site or one of the Company’s secure delivery facilities. These services can be performed for any applicable optical and/or tape media type and format, including:

o 12" Optical (FileNet and FileTek - AMMO)

o Maxoptix and HP 5.25" WORM and Magneto optical (MO)

o 650MB, 1.2MB, and 2.6MB MO

o Reel-to-reel tape

o 3480, 3490, 3490E

o 3590/3590E Magstar

o SD-3 RedWood tape

o 9840/T9940 tape

o DLT/SDLT tape

o LTO Ultrium tape

o 4mm and 8mm tape

Components of the currently available offerings include tape copy and conversion, tape volume management, tape data assurance, and archive generation and conversion.

Tape Copy and Conversion Services. The Company provides an end-to-end tape copy and conversion solution that converts or migrates information from any media type or data format to any other, enables the large-scale conversion of analog content to digital formats and facilitates the migration of an entire library to a new media technology. Current service offerings include:

o Tape cloning services produce an exact copy of any active tape volume onto a new tape volume of the same media type.

o Tape duplication services generate a bit-for-bit copy of any active tape volume onto a new tape volume of a different media type.

o Tape volume stacking services stack multiple tape volumes onto one or more new tape volumes of a different media type. The objective of this service is to reduce the physical size of the tape library, resulting in reduced costs associated with off-site storage of archived data.

o Dataset stacking services enable multiple datasets from multiple volume sets to be stacked onto one or more new tape volumes of a different media type. Selective dataset stacking can also be performed.

Tape Volume Management. The Company offers a comprehensive tape volume management service that ensures data integrity and optimizes the available storage capacities in new and existing tape technologies. Current service offerings include:

o Tape labeling and initialization - An offline process by which new or used tapes can be labeled and initialized to the customer’s specification using Company-supplied hardware, software and personnel resources.

o Tape Label Verification - The process by which customer-supplied tapes containing data are re-labeled and verified using Company-supplied hardware, software and personnel resources. This service is typically provided to customers that are preparing to automate their tape library environment.

Tape Data Assurance. The Company offers a comprehensive suite of tape data assurance services that optimize operational performance, reduce the costs associated with job abends and lost data due to media issues and ensure continued readability and protection of the data stored in the customer’s tape library. Current service offerings include:

o Tape Library Audit – A physical inspection and analysis of a customer’s tape library and deep archive vault environment is performed onsite. A customer will typically request a tape library audit to determine the source and cause of media-related failures that significantly impact its data center operations, and to seek specific recommendations for improving the overall efficiency of its tape storage systems, and to improve data accessibility.

o Tape Testing – Pre-certification and/or testing of media using industry-standard production tape drives to ensure ongoing reliability of media.

o Degaussing and Security Erase – Services that utilize the Company’s proprietary technology to permanently erase data that is no longer required. Degaussing increases the security needed for policy-based tape disposal or ensures efficient and optimal reuse of tapes.

Archive Generation and Conversion. The Company offers comprehensive data migration solutions that enable customers to convert existing archives onto new, cost-effective, high capacity tape media and generate new archives from legacy media formats. Current service offerings include:

o FileNet document archive conversion – Documents are extracted from optical platters and converted to a format for import into an online viewing application.

o Check images conversion – Bank check images are extracted from optical cartridges or backup tapes. Each check is validated against the legacy system log file and both front and back images of each check are properly rotated and saved as a multipart, graphical file.

o Document images conversion – Archived document images are extracted from optical platters, validated and converted into graphical files, which are then written to the customer's choice of tape media. An output database is generated mapping each document to the generated files.

Customer Service Benefits. The enterprise data media services offered by the Company can potentially benefit any customer concerned with the storage and accessibility of data on its tape and optical storage subsystems. Duplication and conversion services have been provided by the EDMS group to over 600 customers in many vertical markets, including banking, communications, government and services bureaus. The Company’s competitive advantages include:

o Offline processing to preserve the customer’s CPU cycles.

o Fast, economical alternative to online duplication and conversion.

o Use of the Company’s personnel minimizes impact to the customer’s personnel resources.

o Services are available at the customer site or at a Company-owned facility.

o All necessary equipment and personnel are supplied by the Company.

o Reduced per unit storage cost through economical migration path to newer storage technologies.

o Proven process with nearly ten years of experience and over 20 million tapes processed.

Digital Media Solutions

The Company intends to offer, commencing in early 2001, a comprehensive, integrated suite of digital media solutions that facilitate the capture, management and distribution of digital content. Components of these offerings include a desktop encoding system, automated video indexing and a real-time format transcoder.

Desktop Encoding System. The Company’s desktop encoding system features a real-time, software-based encoding solution that allows the customer to create high-quality compressed data formats. The desktop encoding system may be used as a standalone system or as part of a larger end-to-end system for archiving and distribution of digital content. Current features of the system include:

o High quality, real-time software encoding is easily upgraded through software patches. Additional formats can be easily added without downtime or having to swap out hardware components.

o Single encode and dual encode modes – Content can be encoded directly to multiple formats, multiple simultaneous encodes with varying resolutions, bit-rates and other parameters.

o Offline or online encoding in real-time or faster than real-time speeds

o Availability of advanced features, including the ability to encode to multiple formats from a single capture.

Benefits of the Desktop Encoding System. The Company’s software-based encoding solutions can potentially benefit any customer concerned with encoding, storing and distributing digital content. The Company’s competitive advantages include:

o Compatible - Software-based encoding and transcoding solution can evolve as standards change. Other solutions often require the purchase of additional hardware when standards change.

o Economical - 20-75% less expensive than comparable hardware-based solutions

o Flexible - Ability to encode to multiple formats, do multiple simultaneous encodes, change resolution, bit-rates, and other parameters as needed. Hardware encoders cannot duplicate these features.

o Upgradeable - As additional features are needed, customers can purchased upgrade modules.

o Automated - Can be purchased as part of a larger end-to-end system utilizing process automation to communicate with the capture and compress system.

o Adaptable - The object oriented software encoder can be interfaced with new hardware as it becomes available.

Automated Video Indexing and Integrated Browsing for Web and Enterprise Publishing Applications. The Company has integrated a powerful video indexing and search engine with its software-based encoding and transcoding tools to create a seamless workflow for archival applications. The Company’s solution enables the back-end indexing of previously captured material, as well as an automated process for the indexing, annotation, searching and retrieving processes. Current features of the system include:

o Interface for back-end automated indexing of archive content.

o Inclusion of close-captioned files for transcript-based indexing.

o Interface for annotation of previously indexed files.

o Creation of local database and update of global database for all content to facilitate searching and browsing of all media.

o Ability to search and browse indexed and annotated content from a web interface.

Benefits of Automated Video Indexing and Integrated Browsing for Web and Enterprise Publishing Applications. Adding indexing and searching capabilities to any digital archive increases its value through accessibility.

o Back-end indexing allows for automation and creates a more robust archive publishing system.

o Storage of metadata for individual file elements, in addition to a global database describing all content, makes any individual media self-contained, including the ability to browse or search.

Real-Time Format Transcoder. This system features a real-time format transcoder that will allow the customer to easily reformat digital audio-visual data to meet a variety of digital distribution requirements. The Company’s proprietary algorithms support decoding and re-encoding of the compressed digital content to most popular end-user formats, including:

o MPEG -> Real Video

o MPEG -> Windows Media

o MPEG-1 <-> MPEG-2

o AVI <-> MPEG

o High Bit-rate MPEG <-> Low Bit-rate MPEG (Rate Conversion)

o Variable Bit-Rate (VBR) <-> Constant Bit-Rate (CBR)

o Elementary Streams <-> Program Stream Mux

o Transport Stream <-> Elementary Stream

Benefits of Real-Time Format Transcoder. The Company’s real-time format transcoder alleviates the need to perform multiple captures of video to meet different distribution requirements. Other benefits include:

o Parallel Transcoding - Supports conversion to multiple formats simultaneously.

o Multi-threaded implementation - Takes advantage of up to 20 instances running on multi-processor workstations.

o Flexibility - Accommodates new features and can be re-configured to conform to other system interfaces.

Research and Development

The Company maintains a research and software development staff that designs and develops the Company’s new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans.

The Company utilizes and builds upon existing intellectual property in digital media management and distribution and digital multimedia areas. In the area of digital media software, the Company is working on the development of original intellectual property tools that address application programming interfaces (APIs) for tape media, optical disk, tape and optical libraries and autoloaders, tape images on disk, tape and disk operational classes, components and test utilities. The Company also is working on the development of digital audiovisual software and storage and streaming applications covering DVD, Internet/Intranet, digital cable, broadcast digital television, datacasting and wireless transmission.

The Company also intends to exploit technologies received from its strategic partners to create complementary products or provide core technologies that have not been applied to products in different fields. In all cases, the Company will attempt to develop products that are standards based, have a proven strong market need and are based on the following architectural principles:

o Software Paradigm - Avoids high capital costs and is flexible, scalable and easily automated, adaptable, re-configurable and upgradeable.

o Modularity - All processes associated with capture, compression, storage and distribution are de-coupled, allowing for distributed processing, easier maintenance and upgrades.

o Platform Independence - Offer key core technologies and software that utilize vendor-independent hardware platforms.

o Process Functionality - Provide products that promote an automated and seamless interchange of data among the various processes from conversion through distribution.

Developing new technology, products and services is complex and involves uncertainties. There can be no assurance that the Company’s development efforts will be successful.

For the period ended December 31, 2000, the Company incurred $296,000 of research and development expenses. No research and development expenses were incurred during 1999.

Marketing and Distribution

The Company’s solutions are primarily targeted toward tier one enterprises in nine target market segments worldwide. The Company intends to focus its direct sales forces on the leading organizations in these sectors and will attempt to develop a significant indirect channel to reach the middle and lower tier segments. The Company’s business strategy is based on building global sales channels, with a focused approach on partnering with media manufacturers and suppliers, storage and server hardware manufacturers and vendors, master resellers and value-added distributors and systems integrators.

The Company intends to pursue co-marketing relationships with regional distribution partners to drive regional and local market penetration, or market-specific regional marketing partners to drive vertical market penetration. With partners, the Company will attempt to foster public awareness by co-sponsoring seminars, sponsoring symposia and industry events, and presenting original material at user conferences, technical symposia and standards forums.

Strategic distribution partners may include companies in a variety of different businesses, such as media manufacturers and suppliers, storage and server hardware manufacturers and vendors, software companies and system integration firms, master resellers and value-added distributors (VADs). The Company also intends to build a small but focused direct sales team capable of making sales calls at the executive levels of partners and target customers. To date, the Company has reached preliminary or definitive agreement regarding channel partnerships and alliances with the following companies:

o StorageTek is a global information storage provider specializing in tape and tape automation, virtual storage, and open storage area networks (SANs). In connection with the acquisition of the StorageTek’s media services operations, the Company became the exclusive worldwide provider of professional conversion and related services to StorageTek and its customer base through October 2005. The Company also is a StorageTek indirect value-added reseller (IVAR) for StorageTek products and services in the United States. The Company’s IVAR status enables it to resell the entire range of tape, disk, networking, software and media products offered by StorageTek. Joint marketing and sales strategies have been agreed upon by both companies.

o EMTEC Group (EMTEC), one of the world's largest suppliers of data storage media, has signed a memorandum of understanding stating that it plans to sell and distribute the Company’s proprietary digital media products and professional services around the world. EMTEC is the world's leading manufacturer of magnetic tape, with an annual production capacity of approximately 2.5 billion square meters and 1999 revenues of (DEM)1.5 billion. EMTEC employs 3,000 people worldwide; operates from five locations in Germany, France and Brazil; and has 16 subsidiaries and 29 sales agencies throughout the world. In North America, EMTEC DataStoreMedia is a leader in supplying data media for enterprise storage applications and EMTEC Pro Media is a leading supplier of professional audio and videotape products to broadcast and film-distribution companies.

o Science Applications International Corporation (SAIC), one of the largest systems integration companies in the world, has signed a memorandum of understanding stating that it plans to offer the Company’s media conversion technology and services to its customers. SAIC is the nation's largest employee-owned research and engineering company, providing information technology, systems integration and e-Business products and services to commercial and government customers in many industries, including telecommunications, national security, health care, transportation, energy, the environment and financial services. With annual revenues exceeding $5.5 billion, SAIC and its subsidiaries have more than 41,000 employees at offices in more than 150 cities worldwide.

o ManagedStorage International Corp. (MSI), a storage service provider, has indicated its intention to develop a joint marketing program with the Company to television broadcasters and other Fortune 1000 companies around the world. The Company intends to develop with MSI a one-stop solution for converting, indexing, archiving, storing and managing television and film libraries that can be broadcast over broadband Internet, satellite, cable and advanced digital television. MSI and the Company also plan to offer similar solutions to financial, commercial and industrial companies that need to manage large data libraries.

Customers

The Company’s recently acquired EDMS group has an established customer base of over 600 worldwide companies and government agencies. These customers span a broad spectrum of disciplines, including financial institutions, utility companies, engineering and manufacturing companies, energy and oil companies, and governmental agencies.

In 2000, StorageTek accounted for 46% of the Company’s revenue. In addition, in 2000, revenue from two other customers, each accounted for 14% of the Company’s total revenue. However, revenue from these two customers are not considered to be significant recurring sources of revenue for the Company.

Patents, Trademarks and Licenses

The Company currently does not hold any issued patents. However, the Company is pursuing patents on key enabling architectures, algorithms and processes that encompass fundamental technologies associated with the compression, storage and transcoding of digital data formats. The Company regards its technology as proprietary and will attempt to protect its technology through patents, copyrights, trade secret laws, restrictions on disclosure and other methods.

Although the Company intends to continue to apply for patents, there can be no assurance that such patents will be issued or that, when issued, they will cover all aspects of the product or system to which they relate or that they will not be infringed upon by third parties. Management believes the Company's success depends more on its ability to maintain state-of-the-art technology and to market its products on a price-competitive and value-added basis than on any legal protection that patents may provide.

The Company relies on trade secrets, know-how and other unpatented proprietary information in its business. Certain key employees of the Company are required to enter into confidentiality and non-competition agreements. However, there is no assurance that these agreements would be enforceable if they are breached or, if enforced, that they would adequately protect the Company or provide an adequate remedy for the damages that may be caused by such a breach.

Competition

The markets for the Company's products and services are becoming increasingly competitive. The Company believes that its ability to compete depends on a number of factors, both within and outside of its control. These factors include, among others, the functionality, price and performance of the Company's products and services relative to its competitors' offerings, customer satisfaction and customer support capabilities, the breadth of product lines and support services and general economic and business conditions. The Company expects additional companies to begin offering similar products and services. Many of these companies have significantly greater financial resources than the Company.

The Company expects its competitors to continue to improve the design and performance of their products. Competitors may develop future generations of competitive products that will offer superior price or performance features or technologies that may render the Company’s products or services less competitive or obsolete. Increased competitive pressures could also lead to lower prices for the Company’s products or services, thereby adversely affecting the Company’s business and results of operations.

The Company’s primary competition comes from customers’ in-house IT departments, who may choose a "do-it-yourself" approach. Management expects that in-house competition will continue to be significant. There are, however, other vendors and service providers that compete with the Company. However, management believes the majority of these solutions currently offered are limited in scope and fragmented relative to the services offered by the Company.

Employees

The Company employed 39 persons on a full-time basis as of March 15, 2001, of which six were executive, six were finance and administration, four were in sales and marketing, eight were in research and development, and fifteen were in engineering and delivery.

None of the Company's employees are subject to a collective bargaining agreement and the Company is not aware of any efforts to unionize any employees. The Company believes its labor relations are good.

Development of Business

The Company was incorporated in the State of Nevada on April 27, 1995 under the name "Landmark Leasing, Corp." During the period from its formation to May 2, 2000, the Company generated no significant revenues, and accumulated no significant assets, as it attempted to develop various business opportunities. On May 2, 2000, the Company acquired 100% of the outstanding equity securities of Front Porch Digital Inc., a Delaware corporation formed in February 2000 ("Front Porch"). This transaction is commonly referred to as a "reverse acquisition" in which all of the capital stock of Front Porch was effectively exchanged for a controlling interest in the Company, which was a publicly-held "shell" corporation. In connection with that transaction, the Company changed its name to Front Porch Digital Inc.

In October 2000, the Company acquired the media services group of StorageTek. In connection with this acquisition, the Company acquired intellectual property, fixed assets and the majority of the personnel of such group, which enabled the Company to commence operations in its current line of business.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s executive offices are located in Boulder, Colorado where the Company leases 2,300 square feet of office space through February 2002. The Company also leases 23,000 square feet of office and production space in Houston, Texas through August 2004 for the Enterprise Data Media group and delivery service operations. The Digital Audio/Video Media Solutions group is located in 7,400 square feet of office space in Cherry Hill, New Jersey, which the Company leases on a month-to-month basis. In addition to housing the Company’s digital media research and development facilities, the Cherry Hill site also includes most of the infrastructure functions including financial accounting, purchasing, and facilities and information management systems.

Aggregate lease payments under the Boulder, Colorado and Houston, Texas leases through the end of the lease terms would be $47,000 and $422,000, respectively.

ITEM 3. LEGAL PROCEEDINGS

The Company is not subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently quoted on the OTC Bulletin Board under the symbol "FPDI." Prior to May 2, 2000, the date on which the reverse acquisition with Front Porch occurred, the Company’s common stock traded under the symbol EICM and there was no active market for trading of the Company’s common stock. The following table sets forth the high and low bid prices for the Company’s common stock for each fiscal quarter beginning May 2000 through December 31, 2000 as reported by the National Quotation Bureau.

The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Period ended December 31, 2000	HIGH BID --------	LOW BID -------
Second Quarter (beginning on May 2, 2000)	$7.750	$1.000
Third Quarter..................	9.312	3.437
Fourth Quarter.................	6.187	3.218

At December 31, 2000, there were 445 record holders of the Company’s common stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations

The Company's plan of operation is to establish itself as a leading service provider in the emerging market for the conversion and formatting of text, images, audio, graphics and video from any format to any other format, for access via any digital platform, including broadband, Internet, DVD and HDTV. The Company will also seek to capitalize on its enterprise media services operations status as one of the only providers of onsite, offline information migration services to businesses and governmental agencies that need to migrate tape and optical assets from old to new formats.

The Company also seeks to capitalize on these and other proprietary technologies to accelerate revenue growth and rapidly generate positive cash flows. Management has recently focused on adding experienced sales and marketing staff, scaling delivery capabilities and developing sales and marketing programs focused on building awareness of the Company’s product and service offerings. Other near term objectives include:

o Further developing and positioning the Company’s products and support programs for key markets.

o Launching initial digital media products and expanding its strategic partnerships.

o Continuing to develop intellectual property assets to support domestic and international expansion.

o Disseminating intellectual property assets within a protected but open environment to encourage the adoption of the Company’s intellectual property as an industry standard.

o Establishing worldwide product and delivery capabilities through strategic partners.

o Expanding strategic marketing and sales channels with systems integrators, hardware manufacturers, and entertainment, media, distribution, storage and software companies and other organizations.

The Company anticipates that its sales and marketing efforts will be directed toward strategic alliance partners in an effort to leverage the distribution capabilities and established market presence of such alliance partners. Management believes that significant recurring revenues will be generated through the Company’s outsourced data and audio/video service offerings and through licensing agreements to resellers. It is expected that customers may also be able to perform these services themselves, with a licensed package of software and studio products currently being developed by the Company.

Results Of Operations February 1, 2000 to December 31, 2000

During the period from the formation of the Company in April 1995 to May 2, 2000, the Company generated no significant revenue, and accumulated no significant assets, as it attempted to develop various business opportunities. On May 2, 2000, the Company acquired 100% of the outstanding equity securities of Front Porch. This transaction was commonly referred to as a "reverse acquisition" in which all of the capital stock of Front Porch was effectively exchanged for a controlling interest in the Company, which was a publicly-held "shell" corporation. For financial reporting purposes, Front Porch was considered the acquirer in such transaction. As a result, the historical operating results of the Company for any period prior to May 2, 2000 are not presented. The following information includes the results of operations of Front Porch for the period beginning February 1, 2000 to May 2, 2000.

Revenue

Total revenue for the period ended December 31, 2000 was $199,000. Of this amount, $75,000, or 38%, was attributable to sales of video authoring software and related products. The remaining $124,000, or 62%, was attributable to data and video conversion services, of which $92,000, or 46% of total revenue, was earned for services performed by the Company as a subcontractor for StorageTek. Substantially all of the Company’s revenue has been derived from customers in the United States.

Cost Of Revenue

Cost of revenue consists primarily of salaries and related benefits paid to programmers, engineers and delivery specialists, and to the costs of consumables directly related to the generation of revenue. Cost of revenue does not include facilities or equipment costs, or salaries not directly related to the production of revenue. Total cost of revenue for the period ended December 31, 2000 was $254,000. Of this amount, $47,000, or 19%, was related to sales of video authoring software and related products, which resulted in gross margins of 37% on product sales for the period ended December 31, 2000. The remaining $207,000, or 82%, was related to the data and video conversion services provided by the Company, resulting in negative gross margins of (67%) on services provided by the Company for the period ended December 31, 2000. This negative gross margin was primarily attributable to one significant project that was implemented using a new methodology. As a result, additional development time was required. The additional time invested in this project is expected to benefit future projects through increased efficiencies. The Company plans to significantly increase its revenue-generating capacity, and therefore expects expenses in this category to increase substantially.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period ended December 31, 2000 consisted primarily of $1.3 million for salaries and related benefits for employees not directly related to the production of revenue, $516,000 in professional fees, $350,000 for general office expenses, $186,000 for travel, $135,000 for leased equipment and $127,000 of facilities costs. The Company plans to significantly increase its sales and marketing efforts and to continue to build its infrastructure and, therefore, expects expenses in this category to increase significantly.

Research and Development

The Company maintains a software development staff that designs and develops the Company’s new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. The Company is in the process of developing software tools and products that integrate all aspects of the DVD production process, manage multimedia content, and convert input video and audio formats to the desired format. Research and development expenses for the period ended December 31, 2000 were $296,000.

Depreciation and Amortization

Amortization expense consists of amortization of the excess cost of the media services operations over the fair value of the net assets acquired and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was $405,000 for the period ended December 31, 2000.

Evaluation of Intangibles

The Company continually evaluates the value and future benefits of its intangibles. The Company assesses recoverability from future operations using cash flows from operations of the related acquired business as a measure. Under this approach, the carrying value would be reduced if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible over the remaining amortization period. For the period ended December 31, 2000, there was no adjustment to the carrying amount of intangibles resulting from these evaluations.

Consulting Expenses

For the period ended December 31, 2000, total consulting expense of $4.8 million, which was all non-recurring, consisted of a non-cash charge of $1.2 million recorded in connection with the issuance of 964,362 shares of common stock to Equity Pier, $3.1 million recorded in connection with the issuance to Equity Pier of warrants to purchase 3,324,696 shares of common stock of the Company, and $524,000 incurred under the consulting agreement with Equity Pier. The transactions with Equity Pier are discussed further under Part III, Item 12. - Certain Relationships and Related Transactions.

Interest Expense

Interest expense represents interest on the notes payable. Interest expense was $41,000 for the period ended December 31, 2000.

Other Expenses

In February 2000, the Company reached an agreement in principle to acquire the outstanding shares of capital stock of Formal Systems America Inc. ("FSAI"), a corporation formerly engaged in the software re-engineering business. The Company subsequently terminated the proposed acquisition of FSAI and, as a result, no shares of common stock were issued by the Company for such purpose. Under the termination, however, the Company agreed to pay a break-up fee and legal expenses, aggregating $245,000, which are included in other expenses. The Company also agreed to continue to lease FSAI's Sun Microsystems E-6000 server and FSAI's facilities in Cherry Hill, New Jersey on a month-to-month basis. Certain shareholders of FSAI are also shareholders of the Company.

In May 2000, the Company purchased 300,000 shares of convertible preferred stock, par value $.01, and warrants to purchase 100,020 shares of common stock of Visionary Systems, Inc (VSI) for $300,000. VSI is a recently-established technology company that is developing solutions for automatic generation, management and dissemination of educational (e-learning) multimedia content. Based on unaudited financial information, the Company believes VSI has sufficient cash to last only until April 2001. As a result, the Company has written off its investment in VSI of $300,000 as of December 31, 2000, which was also included in other expenses.

Loss From Operations and Net Loss

During the period ended December 31, 2000, the Company incurred a loss from operations of $8.2 million. The loss was primarily the result of $2.6 million in selling, general and administrative expenses and $4.8 million in non-cash consulting fees previously discussed. These expenses were incurred by the Company to enable it to begin integrating the media services operations based in Houston, Texas with the Company’s Cherry Hill, NJ operations, add key senior managers, continue the Company’s technology development and begin developing appropriate systems and infrastructure to scale its business.

Liquidity and Capital Resources

The Company's principal sources of liquidity have been issuances of common stock. At December 31, 2000, the Company had $2.4 million of cash and cash equivalents. In October 2000, the Company completed a private placement of 117.032 units, each unit consisting of 25,000 shares of unregistered common stock, par value $.001 per share. The purchase price of the shares was $2.00 per share. The Company received from such offering aggregate net proceeds of $5,420,940 after deducting placement agent commissions of $330,660 and legal fees of $100,000.

The Company is in the early stages of executing its business strategy and expects to begin numerous new engagements during the next 12 months. This expansion is contingent upon several factors, including available cash resources, the price of the products and services offered by the Company and its competitors, and general economic and business conditions, among others.

The current level of cash flows from operating activities are not sufficient to enable the Company to continue to operate and to execute its business strategy. As a result, the Company is seeking additional capital. In the interim, the Company is managing its investments (and its growth) in infrastructure based on its cash position and the near term cash flow generated from its media services operations. The Company anticipates having sufficient cash to continue operations through the second quarter of 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company’s plan of operations vary, but include, without limitation, decisions of the Company’s management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. If the Company is successful in raising additional capital, the Company anticipates that its operating expenses will increase over the next 12 months as it accelerates execution of its business strategy. There can be no assurance that additional capital will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company’s business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

During the period ended December 31, 2000, the Company realized negative gross margins on its projects. This negative gross margin was primarily attributable to one significant project that was implemented using a new methodology. As a result, additional development time was required. The additional time invested in this project is expected to benefit future projects through increased efficiencies. Management does not expect to realize negative gross margins in the future.

The Company expects capital expenditures to be approximately $1.0 million during the next twelve months. It is expected that the Company's principal uses of cash will be to provide working capital and to finance capital expenditures and for other general corporate purposes, including financing its marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to the Company.

As of December 31, 2000, the Company had liquid assets (cash and cash equivalents and accounts receivable) and current assets of $2.7 million. These assets were primarily derived from the private placement completed by the Company in October 2000 and $222,000 receivable from affiliates.

Long-term assets of $8.4 million are primarily due to the excess of cost over fair value of the media services assets acquired from StorageTek of $5.4 million, software and intellectual property of $1.6 million and property and equipment of $1.4 million.

Current liabilities of $1.6 million consists of $481,000 of accounts payable; $376,000 of accrued expenses; $268,000 of accrued expenses to employees of which $168,000 is payable to an employee upon the closing of an offering which raises gross proceeds of at least $5 million, and $100,000 is bonuses payable to select employees; $200,000 of notes payable due on demand, $160,000 for the current portion of a note payable to an employee which was assumed upon the acquisition of the media services operations and $74,000 of accrued vacation.

The Company’s working capital was $1.2 million as of December 31, 2000 for the reasons described above.

The Company used net cash of $2.2 million in operating activities during the period ended December 31, 2000 primarily as a result of the net loss incurred during the period.

The Company used net cash of $800,000 in investing activities during the period ended December 31, 2000, $500,000 for capital expenditures and $300,000 for the investment in Visionary Systems Inc.

Financing activities provided net cash of $5.5 million primarily due to the successful completion of a private placement in October 2000.

ITEM 7. FINANCIAL STATEMENTS

The report of independent auditors and the Company's financial statements and associated notes are included in Part III, Item 13. of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the name, age and position of each director and executive officer of the Company as of the date of this report:

NAME ---------------	AGE ---	CURRENT POSITION(S) /1/ -----------------------------
Jean Reiczyk	51	Chairman of the Board and Chief Executive Officer
Saeed Karim	47	President, Chief Operating Officer and Director
Timothy Petry	42	Chief Financial Officer and Director
Jay Yogeshwar	38	Chief Technology Officer
Giancarlo Gaggero	62	Senior Vice President of Media Technologies
Kenneth Beaudry	42	Senior Vice President of Worldwide Sales and Services
Thomas Sweeney	40	Director
Robert S. Kocol	44	Director
Donald Maggi	41	Director
Daniel Coetsier	45	Director

/1/ All directors serve for one year and until their successors are elected and qualified and, unless otherwise noted, have served as a director during the entire fiscal year ended December 31, 2000 through the date of this report. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the officers and directors.

Management and Board of Directors

During 2000, the Company has recruited an executive management team and technical, sales, marketing and administrative professionals to execute the business strategy. These individuals are as follows:

Jean Reiczyk. Mr. Reiczyk has been Chairman and Chief Executive Officer of the Company since October 2000. Mr. Reiczyk has also been a Senior Partner of Equity Pier LLC, a venture capital firm specializing in providing capital and management to emerging companies in information technology and telecommunications, since April 2000. From January 2000 to March 2000, Mr. Reiczyk was President of ManagedStorage International Inc., a storage services company that was spun off from StorageTek in January 2000. From September 1997 to December 1999, Mr. Reiczyk was Corporate Vice President and General Manager of the Solutions Business Group of StorageTek. From March 1997 to August 1997, Mr. Reiczyk was Senior Vice President of Global One, a joint venture of Sprint, Deutsche Telekom and France Telecom. From 1994 to August 1997, Mr. Reiczyk was Vice President of the Value Added Services Business Group of AT&T Corporation.

Saeed Karim. Mr. Karim has been President and Chief Operating Officer of the Company since October 2000. From October 1999 to October 2000, Mr. Karim was Vice President of Marketing, North America for StorageTek. From July 1997 to October 1999, Mr. Karim was Vice President of Business Management for the near-line tape division of StorageTek. From September 1995 to July 1997, Mr. Karim was Vice President and General Manager, Europe for StorageTek.

Timothy Petry. Mr. Petry has been Chief Financial Officer of the Company since June 2000. Since 1989, Mr. Petry has also been a partner and principal shareholder of the Armand Group of Chicago, Illinois, a middle market investment and merchant bank.

Dr. Jay Yogeshwar. Dr. Yogeshwar has been Chief Technology Officer of the Company since October 2000. Dr. Yogeshwar was a founder and the Chairman of the Board and Chief Executive Officer of Front Porch, and became Chairman and Chief Executive Officer of the Company in May 2000 in connection with the acquisition of Front Porch by the Company. From 1996 to February 2000, Dr. Yogeshwar was Chief Executive Officer and principal shareholder of Front Porch Video, Inc., a provider of system design services to the digital media marketplace.

Dr. Giancarlo Gaggero. Dr. Gaggero has been Senior Vice President of Media Technologies of the Company since October 2000. From December 1998 to October 2000, Dr. Gaggero was an Advisor to the Media Services Group of StorageTek, which was acquired by the Company in October 2000. From 1987 to December 1998, Dr. Gaggero was president and owner of Data Strategies International, Inc., a software engineering and consulting company that was acquired by StorageTek in December 1998.

Kenneth Beaudry. Mr. Beaudry has been Senior Vice President of Worldwide Sales and Services of the Company since October 2000. From December 1997 to October 2000, Mr. Beaudry was Vice President, North American Professional and Technical Services of StorageTek. From December 1995 to December 1997, Mr. Beaudry was Director of Sales and Services, in the Western Region of StorageTek. Prior to December of 1995, Mr. Beaudry was Regional Vice President of Support Services for the Western Region for StorageTek.

The current board of directors was formed during 2000 and consists of two investor-appointed positions, two officers of the corporation, and three external positions. In addition to Mr. Reiczyk, Mr. Karim and Mr. Petry, the Company’s board members include:

Thomas Sweeney. Mr. Sweeney has been a Director of the Company since December 2000. Since March 2001, Mr. Sweeney has been President and Chief Executive Officer of ManagedStorage International Inc., a storage services company that was spun off from StorageTek in January 2000. Since February 2000, Mr. Sweeney has been the Managing Partner and Founder of Equity Pier LLC, a venture capital firm specializing in providing capital and management expertise to emerging companies in information technology and telecommunications. From 1999 to 2000, Mr. Sweeney was Senior Vice President of Strategic Alliances and from 1997 to 1999, was Senior Vice President of Global Marketing at Level 3 Communications, a communications and information services provider.

Robert Kocol. Mr. Kocol has been a Director of the Company since December 2000. Since December 1998, Mr. Kocol has been Corporate Vice President and Chief Financial Officer of StorageTek. From December 1996 to December 1998, Mr. Kocol was Vice President of Financial Planning and Operations of StorageTek.

Donald Maggi. Mr. Maggi has been a Director of the Company since May 2000. Since February 1998, Mr. Maggi has been President and principal shareholder of Intertainment, Inc., an interactive entertainment service company that creates marketing and promotional opportunities for various Fortune 500, entertainment and technology companies. From 1995 to December 1997, Mr. Maggi was Vice President of Left Bank Organization, an entertainment company.

Daniel Coetsier. Mr. Coetsier has been a Director of the Company since December 2000. Since March 2001, Mr. Coetsier has been President of European Operations at ManagedStorage International. From March 2000 to March 2001, Mr. Coetsier was the President of ManagedStorage International. From December 1997 to March 2000, Mr. Coetsier was General Manager of the European Solutions Business Group of StorageTek. From June 1996 to November 1997, Mr. Coetsier was a Managing Director of AT&T Corporation within their Added Value Services Business group. From October 1995 to May 1996, Mr. Coetsier was a Program Director of AT&T Corporation within the Added Value Services Business group.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth compensation paid by the Company for services rendered to each person who served as the Company's Chief Executive Officer during the year ended December 31, 2000, and to the Company's four most highly compensated executive officers during the year ended December 31, 2000 other than the Chief Executive Officer. The Company appointed Jean Reiczyk as Chairman and Chief Executive Officer, effective October 3, 2000. Dr Jay Yogeshwar served as Chief Executive Officer from May 2, 2000 through October 2, 2000 and Susan M. Grant was Chief Executive Officer from March 25, 1999 through May 2, 2000.

Summary Compensation Table

			Annual Compensation ---------------------------------			Long Term Compensation ------------ Awards ------------
		Fiscal Year ------	Salary ($) ---------	Bonus ($) -------	Other Annual Compensation ($) ------------	Securities Underlying Options/ SARs (#) ------------
Jean Reiczyk Chairman and CEO	/1/	2000	$ -0-	$-0-	$-0-	-0-
Jay Yogeshwar Chief Technology Officer	/2/	2000	$104,167	$376,271	$-0-	-0-
Susan M. Grant President\CEO	/3/	2000 1999	$-0- $-0-	$-0- $-0-	$-0- $-0-	-0- -0-
Saeed Karim President\COO	/4/	2000	$30,000	$-0-	$-0-	500,000
Tim Petry Chief Financial Officer	/5/	2000	$-0-	$-0-	$-0-	-0-
Giancarlo Gaggero Sr VP Media Technologies	/6/	2000	$32,981	$-0-	$211,899	250,000
Kenneth Beaudry Sr VP Worldwide Sales & Services	/7/	2000	$26,667	$-0-	$-0-	400,000

---------------------

/1/ Mr. Reiczyk is a member of Equity Pier LLC and is a consultant to the Company. Mr. Reiczyk is not compensated directly by the Company. For the period ended December 31, 2000, total consulting expense of $4.8 million paid to Equity Pier consisted of the non-cash charge of $1.2 million recorded in connection with the issuance of 964,362 shares of common stock, the $3.1 million expense recorded in connection with the issuance of warrants to purchase 3,324,696 shares of common stock of the Company, and $524,000 incurred under the previously discussed consulting agreement.

/2/ Dr. Yogeshwar became Chief Executive Officer of the Company on May 2, 2000 upon the acquisition of Front Porch. Dr Yogeshwar received no cash compensation from the Company in 1999. Dr. Yogeshwar’s original employment contract with the Company provided for an annual salary of $125,000, commencing March 2000, and included a $500,000 signing bonus to be paid prior to September 23, 2000. In December 2000, a new employment agreement was signed which provided for an annual salary of $150,000 through November 2003. Of the $500,000 bonus to be paid under the original agreement, $201,000 was paid prior to December 1, 2000 and the remaining balance of $299,000 was reduced to $175,000.

/3/ Ms. Grant was the Chief Executive Officer of the Company prior to the acquisition of Front Porch on May 2, 2000. No compensation was paid to Ms. Grant in 1999 or 2000.

/4/ Mr. Karim received no compensation from the Company in 1999. Mr. Karim’s employment contract with the Company, which became effective November 1, 2000, provides for an annual salary of $180,000, and options to purchase 100,000 shares at $2.00 per share, and 400,000 shares at $4.00 per share. One third of these options vest and become exercisable on each of November 1, 2001, 2002 and 2003.

/5/ Mr. Petry is a partner in the Armand Group and is a consultant to the Company. Mr. Petry is not compensated directly by the Company. For the period ended December 31, 2000, total consulting fees paid to the Armand Group was $255,000. The Armand Group received no fees during 1999.

/6/ Dr. Gaggero received no compensation from the Company in 1999. Dr. Gaggero’s employment contract with the Company, which became effective October 11, 2000, provides for an annual salary of $150,000 and options to purchase 250,000 shares at $2.00 per share. One third of these options vest and become exercisable on each of October 11, 2001, 2002 and 2003. In addition, the Company assumed from StorageTek a note payable to Data Strategies International, Inc (DSI) of $955,862. DSI is a corporation controlled by Dr. Gaggero. This note is payable based on a percentage of the Company’s revenue, ranging between 2% and 3%, not to exceed $955,862. In the event the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand. During the period ended December 31, 2000, Dr. Gaggero received $211,899 as payment on this note, which has been included in other annual compensation shown above.

/7/ Mr. Beaudry received no compensation from the Company in 1999. Mr. Beaudry’s employment contract with the Company, which became effective November 1, 2000, provides for an annual salary of $160,000, and options to purchase 100,000 shares at $2.00 per share, and 300,000 shares at $4.00 per share. One third of these options vest and become exercisable on each of November 1, 2001, 2002 and 2003.

Employee Bonus Plan

In March 2001, the Board of Directors adopted, subject to shareholder approval, the Front Porch Digital Inc. Employee Bonus Plan ("the Bonus Plan") to promote the interests of the Company and its shareholders by permitting the Company to award bonuses in cash or in shares of its Common Stock to key employees in order to reward such employees for their successful efforts in attaining objectives beneficial to the growth and profitability of the Company and to retain their services. The Company has reserved 2,000,000 shares, subject to adjustment, of Common Stock for issuance under the Bonus Plan. The Bonus Plan will terminate on March 31, 2006, except that the Board of Directors may terminate the Bonus Plan (except with respect to any outstanding bonus awards) at an earlier date.

The Bonus Plan will be administered by either the Board of Directors or the Compensation Committee of the Board. Members of the Compensation Committee will be eligible to receive bonuses only if such bonuses are granted by the Board of Directors.

The Board of Directors or the Compensation Committee will have the authority to determine which key employees shall be awarded bonuses; the amounts of bonuses and the number of shares of Common Stock, if any, to be awarded; and all other terms and combinations of performance measurement criteria, which may differ as to various key employees or attainment of certain performance levels. The Board of Directors or the Compensation Committee will decide whether performance criteria have been met, whether and when to award bonuses, time payment of bonuses, and whether to pay bonuses in cash or in Common Stock or any combination thereof. The determinations of the Board of Directors or the Compensation Committee, as the case may be, on these matters shall be conclusive. The number of shares of Common Stock to be awarded as a bonus will be equal in value to a fixed cash amount, with the value of such Common Stock computed at the higher of (a) the fair market value of the Common Stock to be awarded on date of award, or (b) the par value of the Common Stock to be awarded.

Any eligible employee whose employment has terminated for any reason other than death prior to the end of the bonus measurement period may remain eligible for a full or prorated bonus, or may forfeit his bonus in its entirety, in accordance with such terms as may be set for such bonus from time to time by the Board of Directors or the Compensation Committee. Bonuses payable will be paid to the estate of designee of any eligible employee who has died after termination of employment but before payment of the bonus award. In the event that any eligible employee’s employment is terminated either (i) for cause, or (ii) without the consent of the Company, his eligibility for a bonus under the Bonus Plan shall terminate in whole immediately upon termination of employment. If an eligible employee dies while he is employed by the Company or any of its subsidiaries, his estate or designee shall be eligible to receive a prorated bonus. Bonus rights are not transferable otherwise than by will or the laws of descent and distribution.

No bonus award of Common Stock may be made under the Plan unless and until the shares subject to such award have been listed, registered and qualified upon any applicable securities exchange or under any applicable state or federal law, including without limitation, the Securities and Exchange Act of 1933, as amended, and the consent or approval of any governmental regulatory body, necessary or desirable as a condition of, or in connection with, the award or issuance of shares hereunder has been obtained.

Equity Incentive Plan

In May 2000, the Company adopted the Front Porch Digital Inc. 2000 Equity Incentive Plan (the "Option Plan") for the purpose of attracting, retaining and maximizing the performance of executive officers and key employees and consultants. The Company has reserved 6,000,000 shares of Common Stock for issuance under the Option Plan. The Option Plan has a term of ten years. The Option Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights and restricted stock awards. The Option Plan is administered by a Compensation Committee of the Board of Directors (the "Compensation Committee"). The exercise price for non-statutory stock options may be equal to or more or less than 100 percent of the fair market value of shares of Common Stock on the date of grant. The exercise price for incentive stock options may not be less than 100 percent of the fair market value of shares of Common Stock on the date of grant (110 percent of fair market value in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of the Company’s issued and outstanding shares of Common Stock).

Options granted under the Option Plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of the Company’s Common Stock) and generally vest over a three-year period. Options generally terminate three months after the optionee’s termination of employment by the Company for any reason other than death, disability or retirement, and are not transferable by the optionee other than by will or the laws of descent and distribution.

The Option Plan also provides for grants of stock appreciation rights ("SARs"), which entitle a participant to receive a cash payment, equal to the difference between the fair market value of a share of Common Stock on the exercise date and the exercise price of SAR. The exercise price of any SAR granted under the Option Plan will be determined by the Board of Directors in its discretion at the time of the grant. SARs granted under the Option Plan may not be exercisable for more than a ten-year period. SARs generally terminate one month after the grantee’s termination of employment by the Company for any reason other than death, disability or retirement. Although the Board of Directors has the authority to grant SARs, it does not have any present plans to do so.

Restricted stock awards, which are grants of shares of Common Stock that are subject to a restricted period during which such shares may not be sold, assigned, transferred, made subject to a gift, or otherwise disposed of, or mortgaged, pledged or otherwise encumbered, may also be made under the Option Plan. At this time, the Board of Directors has not granted, and does not have any plans to grant, restricted shares of Common Stock.

The following table lists individual grants of stock options made during the Company's last completed fiscal year as compensation for services rendered as an officer of the Company:

OPTION / SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS
Securities Options/SARs Name ----------------	Number of Options/SARs Underlying Employees in Granted(#) ------------		% of Total Granted to Base Price Fiscal Year /1/ --------------	Exercise or Expiration ($/Share) ------------	Date ----------
Saeed Karim	400,000 100,000	/2/	9.4% 2.4%	$4.00 $2.00	11/01/05 11/01/05
Giancarlo Gaggero	250,000	/3/	5.9%	$2.00	10/12/05
Kenneth Beaudry	300,000 100,000	/2/	7.1% 2.4%	$4.00 $2.00	11/01/05 11/01/05

----------------

/1/ Based upon options to purchase a total of 4,245,000 shares granted by the Company to employees and directors of the Company during the period ended December 31, 2000.

/2/ One third of these options vest and become exercisable on each of November 1, 2001, 2002 and 2003.

/3/ One third of these options vest and become exercisable on each of October 12, 2001, 2002 and 2003.

AGGREGATED OPTION EXERCISES IN THE PERIOD ENDED DECEMBER 31, 2000 AND DECEMBER 31, 2000 OPTION VALUES
Name -----------------	Shares Acquired on Exercise (#) --------	Value Realized ($) --------	Number of Securities Underlying Unexercised Options at December 31, 2000 Exercisable/ Unexercisable ----------------------	Value of Unexercised In-the-money Options at December 31, 2000 Exercisable/ Unexercisable /1/ -------------------
Saeed Karim	-0-	-0-	0/500,000	0/$150,000
Giancarlo Gaggero	-0-	-0-	0/250,000	0/$375,000
Kenneth Beaudry	-0-	-0-	0/400,000	0/$150,000

-----------------------

/1/ Potential unrealized value is calculated as the fair market value at December 31, 2000 ($3.5 per share on the OTC-BB), less the option exercise price, times the number of shares.

Compensation of Directors

For the year 2000, the Company’s policy was to grant outside directors of the Company (non-employees, non-consultants) options to purchase 10,000 shares of common stock per year for each year during which they serve as a director. The exercise price of such options is 100% of the fair market price on the date of grant. Actual out-of-pocket expenses incurred by outside directors in the performance of services for the Company are reimbursed.

Employment Contracts

Certain of the Company’s executive officers whose compensation is required to be reported in the Summary Compensation Table are parties to written employment agreements with the Company as follows:

Saeed Karim. The Company entered into a three-year employment agreement with Saeed Karim on October 30, 2000. Under the terms of the agreement, Mr. Karim currently serves as President and Chief Operating Officer of the Company. The Company will pay Mr. Karim an annual base salary of $180,000 during the term of this agreement. Mr. Karim also is eligible to receive bonus compensation of 40% of his base salary if certain goals are achieved, and to receive an additional bonus for achievements in excess of certain goals. Mr. Karim was also granted options to purchase 100,000 shares of the Company's common stock at $2.00 per share and 400,000 shares of the Company’s common stock at $4.00 per share. These options vest in three equal annual installments, with the first installment vesting on November 1, 2001, and expire November 5, 2005. None of these options are currently exercisable.

Jay Yogeshwar. The Company entered into a three-year employment agreement with Jay Yogeshwar on December 1, 2000. Under the terms of this agreement, Dr. Yogeshwar currently serves as Chief Technology Officer of the Company. The Company will pay Dr. Yogeshwar an annual base salary of $150,000 during the term of this agreement. Dr. Yogeshwar is eligible to receive bonus compensation of $175,000 payable within thirty days of the closing date of an equity offering in which the Company receives gross proceeds of at least $5,000,000. Dr. Yogeshwar is also eligible for additional bonuses at the discretion of the Board of Directors.

Giancarlo Gaggero. The Company entered into a three-year employment agreement with Giancarlo Gaggero on October 11, 2000. Under the terms of the agreement, Dr. Gaggero currently serves as Senior Vice President of Media Technologies of the Company. The Company will pay Dr. Gaggero an annual base salary of $150,000 during the term of this agreement. Dr. Gaggero is eligible to receive bonus compensation of 40% of his base salary if certain goals are achieved; provided, however, that the minimum annual bonus will not be less than $50,000. Dr. Gaggero was also granted options to purchase 250,000 shares of the Company’s common stock at $2.00 per share. These options vest in three equal annual installments, with the first installment vesting on October 11, 2001, and expire October 11, 2005. None of these options are currently exercisable.

Kenneth Beaudry. The Company entered into a three-year employment agreement with Kenneth Beaudry on October 31, 2000. Under the terms of the agreement, Mr. Beaudry currently serves as Senior Vice President of Sales and Services of the Company. The Company will pay Mr. Beaudry an annual base salary of $160,000 during the term of this agreement. Mr. Beaudry also is eligible to receive bonus compensation of 40% of his base salary if certain goals are achieved, and to receive an additional bonus for achievements in excess of certain goals. Mr. Beaudry was also granted options to purchase 100,000 shares of the Company’s common stock at $2.00 per share and 300,000 shares of the Company’s common stock at $4.00 per share. These options vest in three equal annual installments, with the first installment vesting on November 1, 2001, and expire November 5, 2005. None of these options are currently exercisable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2001 regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director or director nominee, and any other executive officer of the Company whose compensation is required to be reported in Item 10 of this Report, and (iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Beneficial Stock Ownership As of March 15, 2001
Executive Officers and Directors ---------------	Address ---------------------------	Number of Shares Beneficially Owned /1/ ------------	Percent of Outstanding Shares /2/ -----------
Storage Technology Corporation	One StorageTek Drive Louisville, CO 80028	6,088,636	24.8%
Equity Pier LLC	1140 Pearl Street Boulder, CO 80301	1,311,170	5.3%	/3/
Jean Reiczyk	Front Porch Digital Inc. 3005 47th Street, Suite F3 Boulder, CO 80301	1,311,170	5.3%	/4/
Jay Yogeshwar	Front Porch Digital Inc. 1810 Chapel Avenue, Suite 130 Cherry Hill, NJ 08002	2,033,000	8.3%
Saeed Karim	Front Porch Digital Inc. 3005 47th Street, Suite F3 Boulder, CO 80301	-0-	*
Timothy Petry	Armand Group 980 North Michigan Ave, Suite 1120 Chicago, IL 60611	22,188	*
Giancarlo Gaggero	Front Porch Digital Inc. 5833 Westview Drive Houston, TX 77055	3,225	*

Beneficial Stock Ownership As of March 15, 2001
Executive Officers and Directors ---------------	Address ----------------------------	Number of Shares Beneficially Owned /1/ ------------	Percent of Outstanding Shares /2/ -----------
Kenneth Beaudry	Front Porch Digital Inc. 3005 47th Street, Suite F3 Boulder, CO 80301	2,000	*
Thomas Sweeney	Equity Pier LLC 1140 Pearl Street Boulder, CO 80301	1,311,170	5.3%	/5/
Robert S. Kocol	Storage Technology Corporation One StorageTek Drive Louisville, CO 80028	10,000	*	/6/
Donald Maggi	10 Verranzano Dr Middletown, NJ 07748	60,000	*	/7/
Daniel Coetsier	Couronne 2, 14, Rue Michel Labrousse, B.P. 1048 31023 Toulouse Cedex 01 France	10,000	*	/6/
All Officers and Directors as a Group (11 persons)		4,452,196	18.0%

-------------------------------

* Constitutes less than 1%

/1/ Includes any options or warrants to purchase shares that are presently exercisable or exercisable within 60 days.

/2/ All percentages are calculated based upon a total number of 24,551,967 shares outstanding as of March 15, 2001, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are presently exercisable or exercisable within 60 days.

/3/ Represents 1,311,170 shares owned of record by Equity Pier LLC. Does not include warrants to purchase 3,324,696 shares at $2.00 per share which become exercisable as of March 1, 2002.

/4/ Represents 1,311,170 shares held indirectly through Equity Pier LLC. Does not include warrants to purchase 3,324,696 shares at $2.00 per share which become exercisable as of March 1, 2002 held indirectly through Equity Pier LLC. Mr. Reiczyk is a member of Equity Pier LLC.

/5/ Represents 1,311,170 shares held indirectly through Equity Pier LLC. Does not include warrants to purchase 3,324,696 shares at $2.00 per share which become exercisable as of March 1, 2002 held indirectly through Equity Pier LLC. Mr. Sweeney is a member of Equity Pier LLC.

/6/ Represents presently exercisable options to purchase 10,000 shares at $4.00 per share.

/7/ Represents presently exercisable options and warrants to purchase 60,000 shares at $.50 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases computer equipment and office space on a month-to-month basis from Formal System America (FSAI). Certain shareholders of FSAI are also shareholders of the Company. Rent expense on these leases was $242,000 in 2000.

The Company has retained the Armand Group, an investment banking firm, to provide financial consulting and investment banking advisory services to the Company, including providing the services of a member of the firm as the Company’s Chief Financial Officer. During 2000, the Company paid the Armand Group $55,000 in consulting fees, and $200,000 in investment banking fees in connection with the acquisition of the media services operations of StorageTek. A partner in the Armand Group is also a shareholder of the Company.

In August 2000, the Company issued to Equity Pier LLC ("Equity Pier"), 4,635,866 shares of common stock. Of these shares, 964,362 were issued in consideration of consulting services previously rendered by Equity Pier to the Company. These consulting services included the implementation of corporate policies, attracting key senior managers, establishing corporate headquarters and assisting in the development of the Company’s business strategy. As a result, the Company recorded a non-cash charge to consulting expense of $1,157,000 in the third quarter of 2000. The Company had originally recorded a preliminary estimated charge of $1,929,000 in its interim period financial statements for the three and nine-month periods ended September 30, 2000. However, based on additional information received from independent third parties subsequent to September 30, 2000, it was determined that $1,157,000 was more indicative of the value of these shares. The remaining 3,671,504 shares issued to Equity Pier were issued in consideration of a nominal cash payment and a promissory note from Equity Pier in the principal amount of approximately $4,400,000. The Company also entered into a consulting agreement with Equity Pier pursuant to which Equity Pier agreed to render consulting services to the Company for the 45-month period beginning October 1, 2000 in consideration of fixed monthly payments by the Company. The services to be provided under this agreement included the continuation of those objectives discussed previously, as well as the integration and transition of the media services operations into the Company, creation of the Board of Directors, formation of strategic alliances and participation in the sales process, among others. In February 2001, as a result of the Company’s reduced need for the consulting services of Equity Pier, and in recognition of the services already provided by Equity Pier, the Company and Equity Pier formalized a plan to terminate the consulting agreement. In addition, (i) Equity Pier agreed to return 3,324,696 shares of common stock of the Company as payment of the remaining balance on the promissory note, which was deemed to be satisfied in full, and (ii) the Company issued warrants to Equity Pier to purchase an aggregate of 3,324,696 shares of common stock of the Company for a purchase price of $2.00 per share as compensation for consulting services performed during 2000. These warrants become exercisable in March 2002 and expire in February 2006.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

(a)(2) Exhibits

Exhibit Number ------	Title of Document -------------------------------------------------------
2.1	Agreement and Plan of Reorganization dated as of May 2, 2000 among the Company, Susan M. Grant, Front Porch and the Stockholders of Front Porch. /1/
3.1	Articles of Incorporation dated as of April 10, 1995 /2/
3.2	Certificate of Amendment to the Articles of Incorporation dated as of August 22, 1996 /2/
3.3	Certificate of Amendment to Articles of Incorporation dated as of March 12, 1998 /3/
*3.4	Certificate of Amendment to Articles of Incorporation dated as of April 12, 2000
3.5	Certificate of Amendment to Articles of Incorporation dated as of May 1, 2000 /4/
3.6	By-Laws of the Company dated as of May 8, 1995 /2/
10.1	Asset Purchase Agreement dated as of October 10, 2000 by and between the Company and Storage Technology Corporation. /5/
10.2	Registration Rights Agreement dated as of October 10, 2000 by and between the Company and Storage Technology Corporation. /5/
10.3	Employment Agreement dated as of October 11, 2000 between the Company and Giancarlo Gaggero. /5/
10.4	Employment Agreement dated as of October 30, 2000 between the Company and Saeed Karim. /6/
10.5	Employment Agreement dated as of October 30, 2000 between the Company and Kenneth Beaudry. /6/
*10.6	Shareholders’ Agreement by and among the Company, Jay Yogeshwar, Melanie R. Fendt, et al. dated as of October 10, 2000.
*10.7	Letter of Consent and Agreement dated October 11, 2000 between the Company and Giancarlo Gaggero
*10.8	Employment Agreement dated as of December 1, 2000 between the Company and Jay Yogeshwar.
*10.9	2000 Equity Incentive Plan dated as of May 2, 2000.
*10.10	Employee Bonus Plan dated as of March 20, 2001
*10.11	Registration Rights Agreement dated as of October 10, 2000 between the Company and Equity Pier LLC
10.12	Amended and Restated Consulting Agreement dated as of November 13, 2000 between the Company and Equity Pier LLC /7/
*10.13	Reduction Agreement dated as of February 20, 2001 between the Company amd Equity Pier LLC
*10.14	Restructuring Agreement dated as of February 28, 2001 between the Company amd Equity Pier LLC
*10.15	Warrant to purchase 3,324,696 shares of Common Stock of the Company dated February 28, 2001 issued to Equity Pier LLC.

------------------------------

* Filed herewith

/1/ Incorporated by reference to the exhibit of the same number filed with the Company’s Form 8-K filed on May 16, 2000.

/2/ Incorporated by reference to the exhibit of the same number filed with the Company’s Form SB-2 registration statement filed on November 13, 1996.

/3/ Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on March 27, 1998.

/4/ Incorporated by reference to Exhibit 2 filed with the Company’s Form 10-QSB report for the quarter ended June 30, 2000 filed on August 15, 2000.

/5/ Incorporated by reference to the exhibit of the same number filed with the Company’s Form 8-K filed on October 26, 2000.

/6/ Incorporated by reference to the exhibit of the same number filed with the Company’s Form 10-QSB report for the quarter ended September 30, 2000 filed on November 14, 2000.

/7/ Incorporated by reference to Exhibit 10.1filed with the Company’s Form 10Q-SB report for the quarter ended September 30, 2000 filed on November 14, 2000.

(b) Current Reports on Form 8-K or 8-K/A

The Company filed a Current Report on Form 8-K dated October 10, 2000 providing information with respect to the acquisition by the Company of the media services operation of Storage Technology Corporation.

The Company filed a Current Report on Form 8-K dated November 30, 2000 announcing the resignation of Jay Yogeshwar and Richard Mammone as directors of the Company, and the appointment of Tom Sweeney, Robert Kocol, Saeed Karim, and Timothy Petry to the Board of Directors.

SIGNATURES

In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Front Porch Digital Inc. By: /s/ Timothy Petry ------------------------------------ Timothy Petry Chief Financial Officer Dated March 29, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date

--------------

/s/ Jean Reiczyk

------------------------------------

Jean Reiczyk

March 29, 2001

/s/ Saeed Karim

------------------------------------

Saeed Karim

March 29, 2001

/s/ Timothy Petry

------------------------------------

Timothy Petry

March 29, 2001

/s/ Thomas Sweeney

------------------------------------

Thomas Sweeney

March 29, 2001

/s/ Robert S. Kocol

------------------------------------

Robert S. Kocol

March 29, 2001

/s/ Donald Maggi

------------------------------------

Donald Maggi

March 29, 2001

/s/ Daniel Coetsier

------------------------------------

Daniel Coetsier

March 29, 2001

Title ----- Chairman of the Board of Directors and Chief Executive Officer Director Director Director Director Director Director Director

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Front Porch Digital Inc.

Balance Sheet

December 31, 2000

Assets

Current assets:

Cash and cash equivalents
$ 2,444,527
Accounts receivable – affiliates
222,410
Other current assets
76,642
Total current assets
2,743,579

Property and equipment, net
1,436,774

Software and intellectual property, net of accumulated amortization of $48,000
1,602,000
Excess cost over fair value of net assets acquired, net of accumulated amortization of $154,000
5,368,229
Other assets
16,584
Total assets
$ 11,167,166

Liabilities and stockholders’ equity

Current liabilities:

Current portion of note payable – employee
$ 160,000
Notes payable
200,000
Accounts payable
481,408
Accrued expenses
376,041
Accrued expenses – employee
268,000
Accrued vacation
73,954
Total current liabilities
1,559,403

Note payable – employee, net of current portion
583,963

Stockholders’ equity:

Preferred stock, nonvoting, $.001 par value, 5,000,000 shares authorized, none issued or outstanding;
–
Common stock, $.001 par value; 50,000,000 shares authorized, 24,551,967 shares issued and outstanding
24,552
Additional paid-in capital
17,615,797
Accumulated deficit
(8,616,549)
Total stockholders' equity
9,023,800
Total liabilities and stockholders' equity
$ 11,167,166

See accompanying notes.

Front Porch Digital Inc.

Statement of Operations

February 1, 2000 (commencement of operations) to December 31, 2000

Revenues:

Products
$ 75,024
Services
31,698
Services – affiliate
92,449
Total revenue
199,171

Cost of revenue:

Products
46,832
Services
207,611
254,443
Gross margin
(55,272)

Selling, general and administrative expenses
2,636,583
Research and development
296,261
Depreciation
152,415
Amortization
252,638
Consulting fees
4,773,331
8,111,228

Loss from operations
(8,166,500)

Other income (expense):

Interest income
135,841
Interest expense
(40,875)
Other expense
(545,015)
(450,049)
Net loss
$ (8,616,549)

Weighted average number of common shares outstanding-basic and diluted
17,630,291

Loss per common share-basic and diluted
$ (.49)

See accompanying notes.

Front Porch Digital Inc.

Statement of Stockholders’ Equity

February 1, 2000 (commencement of operations) to December 31, 2000

Common Stock		Additional
Shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Stockholders'Equity

Capitalization of Front Porch Digital Inc – February 1, 2000
9,440,000	$ 9,440	$ –	$ (9,240)	$ –	$ 200
Recapitalization of Front Porch Digital Inc.
6,400,000	6,400	–	–	–	6,400
Stock option compensation costs
–	–	180,835	–	–	180,835
Warrants issued in connection with notes payable
–	–	51,000	–	–	51,000
Common stock issued for cash at $2.00 per share, net of issuance costs
2,925,800	2,926	5,418,014	–	–	5,420,940
Contributed shares from shareholders for capital restructuring
(1,613,639)	(1,614)	1,614	–	–	–
Shares issued to Equity Pier for consulting services
1,311,170	1,311	1,572,093	–	–	1,573,404
Warrants issued to Equity Pier for consulting services
–	–	3,091,967	–	–	3,091,967
Shares issued to Storage Technology Corporation for acquisition of media services operations
6,088,636	6,089	7,300,274	–	–	7,306,363
Reduction of subscription receivable
–	–	–	9,240	–	9,240
Net loss
–	–	–	–	(8,616,549)	(8,616,549)
Balance, December 31, 2000
24,551,967	$ 24,552	$ 17,615,797	$ –	$ (8,616,549)	$ 9,023,800

See accompanying notes.

Front Porch Digital Inc.

Statement of Cash Flows

February 1, 2000 (commencement of operations) to December 31, 2000

Cash flows from operating activities

Net loss
$ (8,616,549)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization
405,053
Non-cash issuance of common stock to related party
1,157,234
Non-cash reduction of subscription receivable
345,338
Investment write down
300,000
Non-cash consulting expense to related party
3,091,967
Stock option compensation cost
180,835
Changes in operating assets and liabilities, net of acquisitions:

Increase in accounts receivable – affiliate
(222,410)
Increase in other current assets
(41,018)
Increase in accounts payable
481,408
Increase in accrued expenses
347,481
Increase in accrued expenses – employee
268,000
Increase in accrued vacation
73,954
Other
(3,068)
Net cash used in operating activities
(2,231,775)

Cash flows from investing activities

Capital expenditures
(499,756)
Acquisition of business, net of cash acquired
(13,254)
Purchase of investment
(300,000)
Net cash used in investing activities
(813,010)

Cash flows from financing activities

Proceeds from note payable
800,000
Repayment of note payable
(600,000)
Repayment of note payable – employee
(211,900)
Proceeds from issuance of common stock
5,501,212
Net cash provided by financing activities
5,489,312

Net increase in cash and cash equivalents
2,444,527
Cash and cash equivalents, beginning of period
–
Cash and cash equivalents, end of period
$ 2,444,527

See accompanying notes.

Front Porch Digital Inc.

Notes to Financial Statements

December 31, 2000

1. Organization and Basis of Presentation

Front Porch Digital Inc., formerly Empire Communications, Inc. (the "Company"), is a broadband digital media solutions provider that offers services that facilitate the distribution of digital content over a variety of delivery mechanisms, including internet streaming, digital cable, Digital Versatile Disc (DVD) and digital television. The Company’s proprietary production process automates the pre-mastering and programming of broadband video and audio content. Using a software-based production model that decouples the processes of capture, compression, archiving and streaming, the Company is able to offer adaptable yet cost-effective, full-featured digital media services.

On October 10, 2000 the Company acquired the media services operations of Storage Technology Corporation ("StorageTek"), which performs conversions and migrations of legacy analog data, such as text, documents, microfiche and images, to digitized data on tape and disk.

The Company’s customers are primarily located within the United States.

In May 2000, the Company and Front Porch Digital Inc., a Delaware corporation which was formed on February 1, 2000 ("Front Porch"), executed an Agreement and Plan of Reorganization (the "Plan"), whereby the Company acquired 100% of the outstanding equity securities of Front Porch from its stockholders (the "Front Porch Stockholders"). The Plan provided for the acquisition of 100% of the outstanding equity securities of Front Porch; the issuance and exchange of 9,440,000 shares of the Company's common stock for the outstanding common stock of Front Porch, which shares of common stock of the Company were "restricted securities" under the Securities Act of 1933, as amended; the contribution by the majority shareholder of 40,000,000 shares of common stock of the Company to the treasury of the Company; and the issuance and exchange of warrants to acquire 7,400,000 shares of the common stock of the Company for the then-outstanding warrants to acquire 7,400,000 shares of the common stock of Front Porch.

This transaction is commonly referred to as a "reverse acquisition" in which 100% of Front Porch’s stock was effectively exchanged for a controlling interest in a publicly-held "shell" corporation (which concurrently changed its name to Front Porch Digital Inc.). For financial accounting purposes, this transaction has been treated as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization of Front Porch, with no goodwill or other intangible assets recorded.

For financial reporting purposes, Front Porch is considered the acquirer and therefore the historical operating results of Empire Communications, Inc. are not presented.

Operating results from the media services operations acquired from Storage Technology Corporation (StorageTek) for the period beginning October 11, 2000 through December 31, 2000 are included in the Company’s operating results for the period ended December 31, 2000.

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. In 2000 the Company incurred losses and negative cash flows from operating activities of $8.6 million and $2.2 million, respectively. These factors create significant uncertainty about the Company’s ability to continue as a going concern.

1. Organization and Basis of Presentation (continued)

During 2000, the Company was primarily focused on completing the development of its service offerings that facilitate the distribution of digital video content and integrating the newly acquired media services operations into the organization. In the fourth quarter of 2000, the Company created a sales and marketing department, which began introducing its suite of data and video solutions to the marketplace, and beginning in 2001, the Company has been aggressively pursuing new engagements. Management of the Company recognizes that additional resources will be required to continue as a going concern and has been seeking additional sources of capital. Management believes that these actions will enable the Company to obtain sufficient cash and continue as a going concern.

2. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased, and investments in money market accounts to be cash equivalents. Cash and cash equivalents consist of cash on hand, cash in money market funds and demand deposit accounts.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the related assets as follows: computer equipment and software – three years, office furniture and equipment – seven years, leasehold improvements – four to ten years.

Intangibles

Amortization of software and intellectual property and the excess cost over fair value of net assets acquired is calculated using the straight-line method over seven years. The Company periodically evaluates the value and future benefits of its intangibles. The Company assesses recoverability from future operations using cash flows from operations of the related acquired business as a measure. Under this approach, the carrying value would be reduced if the Company's best estimate of expected future cash flows of the related business would be less than the carrying amount of the intangibles over the remaining amortization period. For the period ended December 31, 2000, there was no adjustment to the carrying amount of intangibles resulting from these evaluations.

Revenue Recognition

Service revenue is recognized when the services are performed. Product sales are recorded upon shipment of product and passage of title to the customer.

Advertising Costs

The Company expenses advertising costs when incurred. The amounts charged to expense during the period ended December 31, 2000 were approximately $19,000.

Software Development Costs

The Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product is available for general release to customers, capitalization is ceased, and such previously capitalized costs are amortized over the remaining estimated economic useful life of the product. As of December 31, 2000, no software development costs have been capitalized.

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company utilizes the liability method to determine the provision for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Per Share Data

The Company reports its earnings (loss) per share in accordance with the Statement of Financial Accounting Standards No.128, "Accounting for Earnings Per Share" ("FAS 128"). Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants and options are omitted from the computations of diluted loss per share because the effect would be antidilutive.

Financial Instruments

The carrying value of short-term financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates their fair value based on the short-term maturities of these instruments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying SFAS No. 123’s fair value method to the Company’s stock-based awards results in pro forma net loss that is not materially different from the amount reported and loss per share that is the same as the amount reported. Pro forma results of operations may not be representative of the effects on reported or pro forma results of operations for future years.

The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method and records expense based on the values determined.

Concentration of Credit Risk

The Company sells its products and services throughout the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the period ended December 31, 2000, revenues from three customers, each exceeding 10% of total revenue, aggregated 46%, 14%, and 14%, respectively. The Company is a subcontractor for its largest customer, which owned 25% of the Company’s outstanding common stock as of December 31, 2000. Accounts receivable from this customer were $92,449 as of December 31, 2000.

2. Summary of Significant Accounting Policies (continued)

Pending Accounting Changes

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for the Company beginning January 1, 2001. This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income. The adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

3. Acquisition

On October 10, 2000, the Company acquired substantially all of the assets used in the media services operations of StorageTek. In addition, the Company assumed certain liabilities and obligations including a note payable to an employee. The consideration paid by the Company consisted of $262,000 in cash and 6,088,636 shares of common stock of the Company. The Company is also obligated to issue 423,715 additional shares of the Company’s common stock to StorageTek if the 1,450,000 shares owned by certain shareholders, subject to a put and a call (see Note 8), have not been repurchased by the Company prior to October 2001.

The acquisition was accounted for using the purchase method, and accordingly, the aggregate purchase price, including transaction fees and expenses, has been allocated based on the preliminary estimated fair value of the assets acquired and the liabilities assumed. The following summarizes the estimated fair values of the various assets acquired and liabilities assumed:

Purchase price, including transaction costs of $349,000
$ 7,917,000
Cash on hand
(597,000)
Property and equipment
(1,056,000)
Software and intellectual property
(1,650,000)
Other assets
(49,000)
Note payable
956,000
Excess cost over fair value of net assets acquired
$ 5,521,000

The unaudited pro forma information set forth below assumes the acquisition of the media services operations of StorageTek had occurred at the beginning of the period from February 1, 2000 (commencement of operations) to December 31, 2000. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time:

Revenues	$ 1,640,000
Net loss	(10,371,000)
Basic and diluted loss per share	(.59)

4. Property and Equipment

Property and equipment as of December 31, 2000, consist of:

Computer equipment	$ 1,097,476
Software	145,118
Leasehold improvements	320,771
Office furniture and equipment	25,824
1,589,189
Less accumulated depreciation	152,415
$ 1,436,774

5. Notes Payable

During 2000, the Company received $800,000 in proceeds from unsecured notes payable. These notes accrue interest at 9% and are payable on demand. In October 2000, the Company repaid $600,000 of the principal amount of the notes.

In conjunction with the acquisition discussed in Note 3, the Company assumed a non-interest bearing note payable to an employee in the amount of $956,000. This note is payable based on a percentage of revenue from the media services operations, ranging between 2% and 3% per year. In the event the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand. At December 31, 2000, the outstanding balance on this note was $743,963.

6. Other Expenses

In February 2000, the Company reached an agreement in principle to acquire the outstanding shares of capital stock of Formal Systems America Inc. ("FSAI"), a corporation formerly engaged in the software re-engineering business. Certain shareholders of FSAI are also shareholders of the Company. The Company subsequently terminated the proposed acquisition of FSAI and agreed to pay a break up fee and legal expenses, aggregating $245,000, which are included in other expenses.

In May 2000, the Company purchased 300,000 shares of convertible preferred stock, par value $.01, and warrants to purchase 100,020 shares of common stock in a recently established technology company that is developing solutions for automatic generation, management and dissemination of educational (e-learning) multimedia content for

$300,000. This company is in discussions with potential investors to obtain additional sources of capital as it currently does not have sufficient cash to last through the end of the year based on unaudited financial information. As a result, the Company has written off this investment of $300,000 as of December 31, 2000, which is also included in other expenses.

7. Income Taxes

At December 31, 2000, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $2.2 million, which expire between 2001 and 2020. The utilization of the above net operating loss carryforwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization.

Significant components of the Company's deferred tax asset as of December 31, 2000 are as follows:

2000

Deferred tax assets:

Accrued expenses and other
$ 1,364,000
Start-up costs
1,004,000
Amortization
50,000
Net operating loss carryforwards
845,000
Total deferred tax assets
3,263,000
Valuation allowance for deferred tax assets
(3,263,000)
Net deferred tax assets
$ –

Management has recorded a valuation allowance against the entire deferred tax asset, as management does not consider the realization of this asset to be more likely than not.

8. Stockholders’ Equity

In August 2000, certain founding shareholders of Front Porch agreed to restructure the capital of the Company by contributing an aggregate of 1,613,639 shares of common stock of the Company and forfeiting options or warrants to purchase an aggregate of 6,250,000 shares of common stock of the Company.

8. Stockholders’ Equity (continued)

In October 2000, certain shareholders of the Company granted the Company an option to purchase during the period from March 2001 through October 2001 an aggregate of 1,450,000 shares of common stock of the Company for a purchase price of $1.50 per share. In addition, the Company granted to such shareholders the right during the same period, to put such shares back to the Company at a price of $1.50 per share upon the sale of equity securities in which the Company receives at least $15 million in gross proceeds.

In October 2000, the Company completed a private placement of 117,032 units, each unit consisting of 25,000 shares of unregistered common stock, and received from such offering aggregate net proceeds of $5,420,940 after deducting offering costs of $430,660 of which $47,000 was paid to an employee of the Company as compensation for services in conjunction with the private placement.

9. Stock Option Plan

In May 2000, the Company established an Equity Incentive Plan that provides for the granting of options to key employees, officers and certain individuals to purchase shares of the Company's common stock. The Equity Incentive Plan provides for the issuance of up to 6,000,000 shares of common stock upon exercise of the options. The Company has reserved 6,000,000 shares of common stock to satisfy the requirements of the Equity Incentive Plan. Options intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options may be granted under the Equity Incentive Plan. Outstanding incentive stock options granted under the Equity Incentive Plan vest over three years beginning on the first anniversary of the grant date and are exercisable for a period of not more than ten years from the date of grant. In addition, the Company has granted non-qualified stock options to certain employees of the Company. Such options have been granted with an exercise price below market at the date of grant, vest over three years beginning on the first anniversary of the grant date, and are for a term of five years. The Company has also granted non-qualified stock options to certain directors. These options have been granted with an exercise price below market at the date of grant, vest immediately, and are for a term of five years. During 2000, the Company recognized expense of approximately $150,000 and $30,000 related to stock options granted to employees and directors, respectively.

A summary of the Company's stock option activity, and related information for the period ended December 31, 2000 is as follows:

	Shares	Weighted Average Exercise Price

Options outstanding, beginning of period	–	$ –
Options exercised	–	–
Options granted	4,245,000	1.85
Options forfeited/canceled	(2,300,000)	.50
Options outstanding, end of period	1,945,000	$ 3.45

Exercisable at end of period	20,000	$ .50

9. Stock Option Plan (continued)

A summary of the status of options outstanding at December 31, 2000 follows:

		Outstanding Options
Exercise Price Per Share	Number	Weighted Average Remaining Contractural Life in Years	Exercisable Options Number
$ .50	22,500	4.3	20,000
2.00	500,000	4.8	–
4.00	1,422,500	9.8	–

10. Warrants

In connection with the Plan of Reorganization, on May 2, 2000, the Company issued warrants in exchange for identical fully-vested outstanding warrants of Front Porch, which enable the holders to:

(i) purchase an aggregate of 6,000,000 shares of unregistered common stock of the Company at an exercise price of $0.50 per share. In connection with a capital restructuring of the Company, 3,000,000 of these warrants have been forfeited. These warrants become exercisable on December 1, 2001 and expire on May 2, 2005. The holders of these warrants were granted certain rights for the registration of their shares of common stock of the Company under the Securities Act of 1933, as amended;

(ii) purchase an aggregate of 300,000 shares of unregistered common stock of the Company at an exercise price of $1.00 per share. These warrants were issued in connection with notes payable issued by Front Porch and expire on December 31, 2005;

(iii) purchase an aggregate of 1,100,000 shares of unregistered common stock of the Company at an exercise price of $0.50 per share. In connection with a capital restructuring of the Company, 950,000 of these warrants have been forfeited. These warrants become exercisable in three equal annual installments commencing on February 1, 2001 and expire on February 1, 2005.

In connection with the issuance of the notes payable during 2000 (Note 5), the Company issued warrants that enable the lenders to purchase an aggregate of 800,000 shares of unregistered common stock of the Company for a purchase price of $1.00 per share. 300,000 of these warrants were issued prior to the execution of the Plan. These warrants expire on December 31, 2005. The statement of operations reflects the amount of the accretion of the notes to their face value in the amount of $51,000.

In connection with the private placement during 2000 (Note 8), the Company issued warrants to placement agents as compensation for the placement agent’s services that enable them to purchase an aggregate of 129,500 shares of unregistered common stock of the Company for a purchase price of $2.40 per share. These warrants expire on October 31, 2005. The holders of 28,250 of these warrants were granted certain rights for the registration of their shares of common stock of the Company under the Securities Act of 1933, as amended.

10. Warrants (continued)

At December 31, 2000, the Company had the following warrants outstanding for the purchase of its common stock:

Description	Expiration Date	Number of Shares Issuable	Exercise Price

Issued to original Front Porch shareholders
	May 2, 2005	3,000,000	$ .50
	February 1, 2001	150,000	$ .50
Issued in connection with notes payable
	December 31, 2005	800,000	$ 1.00
Issued in connection with private placement
	October 31, 2005	129,500	$ 2.40
Total warrants outstanding
		4,079,500

11. Commitments

The Company has non-cancelable operating leases for a facility and office equipment that expire through 2004. Future minimum rentals due under non-cancelable operating leases, as of December 31, 2000 are as follows:

Year ending December 31

2001
$ 157,000
2002
123,000
2003
115,000
2004
76,000
$ 471,000

Rental expense under operating leases, not including month-to-month leases with related parties, was $29,000 in 2000.

The Company has entered into employment contracts with five of its senior employees for periods of three to four years, expiring no later than October 2004. Under the agreements, the covered individuals are entitled to specified salaries over the contract periods. The total estimated future minimum obligation under these contracts as of December 31, 2000 was $3,243,000.

12. Consulting Agreement with Equity Pier LLC

In August 2000, the Company issued to Equity Pier LLC ("Equity Pier"), 4,635,866 shares of common stock of the Company. Of these shares, 964,362 were issued in consideration of consulting services previously rendered by Equity Pier to the Company. The fair value of these shares of $1,157,000 was recorded as a non-cash charge to consulting expense in the accompanying statement of operations. The remaining 3,671,504 shares were issued in consideration of a nominal cash payment and a promissory note from Equity Pier in the principal amount of approximately $4.4 million.

The Company also entered into a consulting agreement whereby Equity Pier had agreed to render consulting services to the Company for the 45-month period beginning October 1, 2000 in consideration of fixed monthly payments by the Company. Total consulting expense recognized for the period ended December 31, 2000 under this agreement was approximately $524,000.

In February 2001, as a result of the Company’s reduced need for the consulting services of Equity Pier and in recognition of the services already provided by Equity Pier, the Company and Equity Pier formalized a plan to terminate the consulting agreement. In addition,

12. Consulting Agreement with Equity Pier LLC (continued)

(i) Equity Pier agreed to return 3,324,696 shares of common stock of the Company as payment of the remaining balance on the promissory note which is now deemed to be satisfied in full, and (ii) the Company issued warrants to Equity Pier to purchase an aggregate of 3,324,696 shares of common stock of the Company for a purchase price of $2.00 per share as compensation for consulting services performed during 2000. As a result, the Company has taken a non-cash charge to consulting expense of approximately $3.1 million for the year ended December 31, 2000 in connection with these warrants. These warrants become exercisable in March 2002 and expire in February 2006. The return of common stock in satisfaction of the promissory note has been recorded by the Company as of December 31, 2000 in the accompanying balance sheet and statement of stockholders’ equity.

The Chairman and Chief Executive Officer of the Company is also a member of Equity Pier.

13. Related Party Transactions

The Company leases computer equipment and office space on a month-to-month basis from FSAI. Certain shareholders of FSAI are also shareholders of the Company. Rent expense on these leases was $242,000 for the period ended December 31, 2000.

The Company has retained an investment banking firm to provide financial consulting and investment banking advisory services to the Company, including providing the services of a member of the firm as the Company’s Chief Financial Officer. During 2000, the Company paid the investment banking firm $55,000 of consulting fees and $200,000 in connection with the acquisition of the media services operations of StorageTek. A partner in the investment banking firm is also a shareholder and executive officer of the Company.

Report of Independent Auditors

Board of Directors and Stockholders

Front Porch Digital Inc.

We have audited the accompanying balance sheet of Front Porch Digital Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the period from February 1, 2000 (commencement of operations) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Front Porch Digital Inc. at December 31, 2000, and the results of its operations and its cash flows for the period from February 1, 2000 (commencement of operations) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company. will continue as a going concern. As more fully described in Note 1, the Company has incurred losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 28, 2001