Form 10QSB
period 2001-03-31
FRONT PORCH DIGITAL INC
filed 2001-05-14
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-QSB (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended March 31, 2001
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______.
Commission File Number 333-16031
FRONT PORCH DIGITAL INC.
(Name of small business issuer as specified in its charter)
Nevada	86-0793960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3005 47th Street, Suite F3 Boulder, Colorado 80301
(Address of principal executive offices)
(303) 443-3734
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
As of March 31, 2001, 24,566,967 shares of the issuer’s common stock, par value $.001, were outstanding.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FRONT PORCH DIGITAL INC. FORM 10-QSB INDEX
		PAGE
PART I.	Financial Information	3

Item 1.	Financial Statements:

	Balance Sheet – March 31, 2001	3

	Statements of Operations – Three Months ended March 31, 2001 and for the period beginning February 1, 2000 (commencement of operations) to March 31, 2000	4

	Statements of Cash Flows – Three Months ended March 31, 2001 and for the period beginning February 1, 2000 (commencement of operations) to March 31, 2000	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

PART II.	Other Information:	11

Item 1.	Legal Proceedings	11

Item 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS –

Front Porch Digital, Inc.

Balance Sheet

March 31, 2001

(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$828,317
Accounts receivable – affiliates	310,863
Accounts receivable	44,338
Other current assets	62,138
----------------
Total current assets	1,245,656

Property and equipment, net	1,442,760

Software and intellectual property, net of accumulated amortization of $107,000	1,543,071
Excess cost over fair value of net assets acquired, net of accumulated amortization of $351,000	5,188,445
Other assets	27,629
----------------
Total assets	$9,447,561
================
Liabilities and stockholders’ equity
Current liabilities:
Current portion of note payable – employee	$160,000
Notes payable	200,000
Accounts payable	503,511
Accrued expenses	329,879
Accrued expenses – employees	368,000
Accrued vacation	112,854
----------------
Total current liabilities	1,674,244

Note payable – employee, net of current portion	583,963

Stockholders’ equity:
Preferred stock, nonvoting, $.001 par value,5,000,000 shares authorized, none issued or outstanding;	-
Common stock, $.001 par value; 50,000,000 shares authorized, 24,566,967 shares issued and outstanding	24,567
Additional paid-in capital	17,847,171
Accumulated deficit	(10,682,384)
----------------
Total stockholders' equity	7,189,354
----------------
Total liabilities and stockholders' equity	$9,447,561
================

See accompanying notes.

Front Porch Digital, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31, 2001	Period beginning February 1, 2000 (commencement of operations) to March 31, 2000
Revenues:
Products	$37,980	-
Services	51,810	$30,380
Services – affiliate	169,716	-
	---------------	--------------
Total revenue	259,506	30,380

Cost of revenue:
Products	17,498	-
Services	227,085	2,490
	---------------	--------------
	244,583	2,490
	---------------	--------------
Gross margin	14,923	27,890
	---------------	--------------

Selling, general and administrative expenses	1,441,573	204,646
Research and development	252,221	-
Depreciation	149,814	878
Amortization	256,756	-
	---------------	--------------
	2,100,364	205,524
	---------------	--------------
Loss from operations	(2,085,441)	(177,634)

Other income (expense):
Interest income	24,106	-
Interest expense	(4,500)	(2,250)
	---------------	--------------
	19,606	(2,250)
	---------------	--------------
Net loss	($2,065,835)	($179,884)
	===============	==============
Weighted average number of common shares outstanding-basic and diluted	24,566,967	9,440,000
	===============	==============
Loss per common share-basic and diluted	($0.08)	($0.02)
	===============	==============

See accompanying notes.

Front Porch Digital, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2001	Period beginning February 1, 2000 (commencement of operations) to March 31, 2000
Cash flows from operating activities
Net loss	($2,065,835)	($179,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	406,570	878
Stock option compensation cost	201,389	-
Changes in operating assets and liabilities
Increase in accounts receivable – affiliates	(88,453)	-
Increase in accounts receivable	(44,338)	(17,600)
Decrease in other current assets	14,504	-
Increase in accounts payable	22,103	84,276
(Decrease) increase in accrued expenses	(46,162)	19,627
Increase in accrued expenses – employees	100,000	-
Increase in accrued vacation	38,900	-
Other	18,533	-
	--------------	-------------
Net cash used in operating activities	(1,442,789)	(92,703)
	--------------	-------------
Cash flows from investing activities
Capital expenditures	(155,379)	(117,735)
Other investing activities	(18,042)	-
	--------------	-------------
Net cash used in investing activities	(173,421)	(117,735)
	--------------	-------------
Cash flows from financing activities
Proceeds from note payable	-	300,000
Proceeds from issuance of common stock	-	200
	--------------	-------------
Net cash provided by financing activities	-	300,200
	--------------	-------------
Net (decrease) increase in cash and cash equivalents	(1,616,210)	89,762
Cash and cash equivalents, beginning of period	2,444,527	-
	--------------	-------------
Cash and cash equivalents, end of period	$828,317	$89,762
	==============	=============

See accompanying notes.

FRONT PORCH DIGITAL INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

1. Organization and Basis of Presentation

Front Porch Digital Inc. (the "Company") is in the emerging market of digital information asset management. The Company utilizes a suite of proprietary products and services that enable customers to migrate data from nearly any media type and data format to any other media type and format. Incorporating software-based methodologies and intellectual property throughout its service offerings allows content to be captured, converted, managed and distributed in digital form efficiently and cost effectively.

The Company’s customers are primarily located within the United States.

In May 2000, the Company, formerly Empire Communications, Inc., and Front Porch Digital Inc., a Delaware corporation which was formed on February 1, 2000 ("Front Porch"), executed an Agreement and Plan of Reorganization pursuant to which 100% of Front Porch’s stock was effectively exchanged for a controlling interest in a publicly-held "shell" corporation that concurrently changed its name to Front Porch Digital Inc. This transaction is commonly referred to as a "reverse acquisition". For financial accounting purposes, this transaction has been treated as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization of Front Porch, with no goodwill or other intangible assets recorded.

For financial reporting purposes, Front Porch is considered the acquirer and therefore the historical operating results of Empire Communications, Inc. are not presented. The accompanying financial information includes the results of operations and cash flows of Front Porch for the period beginning February 1, 2000 (commencement of operations) to March 31, 2000.

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. For the three months ended March 31, 2001, the Company incurred losses and negative cash flows from operating activities of $2.1 million and $1.4 million, respectively. These factors create significant uncertainty about the Company’s ability to continue as a going concern.

To date, the Company has primarily focused on completing the development of its service offerings that facilitate the distribution of digital video content and integrating the newly-acquired media services operations into the organization. In the fourth quarter of 2000, the Company created a sales and marketing department, which began introducing its suite of data and video solutions to the marketplace, and beginning in 2001, the Company has been aggressively pursuing new engagements. Management of the Company recognizes that additional resources will be required to continue as a going concern and has been seeking additional sources of capital. Management believes that these actions should enable the Company to obtain sufficient cash and continue as a going concern.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal and recurring nature. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the operating results expected for the year ending December 31, 2001.

2. Related Party Transactions

The Company leases office space on a month-to-month basis from Formal Systems America Inc. ("FSAI"). Certain shareholders of FSAI are also shareholders of the Company. Rent expense on this lease was approximately $35,000 for the three months ended March 31, 2001.

3. Per Share Data

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

4. Notes Payable

At March 31, 2001, the Company had a $200,000 unsecured note payable that bears interest at 9% per annum and is payable on demand. In addition, the Company had a non-interest bearing note payable to an employee of approximately $744,000. This note is payable based on a percentage of revenue from the media services operations, ranging between 2% and 3% per year. In the event the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand.

5. Significant Customers

For the three months ended March 31, 2001, revenue from two customers, each exceeding 10% of total revenue, aggregated 65% and 11%, respectively. Accounts receivable from these customers were approximately $176,000 and $18,000 respectively as of March 31, 2001. The Company is a subcontractor for its largest customer, which owned approximately 25% of the Company’s outstanding common stock as of March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

When used in this discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to: (1) the availability of additional funds to enable the Company to successfully pursue its business plan; (2) the uncertainties related to the effectiveness of the Company’s technologies and the development of its products and services; (3) the Company’s ability to maintain, attract and integrate internal management, technical information and management information personnel; (4) the ability of the Company to complete the development of its proposed products in a timely manner; (5) the Company’s ability to market its products and services to current and new customers and generate customer demand for its products and services; (6) the Company’s ability to negotiate and maintain suitable strategic partnerships and corporate relationships; (7) the intensity of competition; and (8) general economic conditions. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Company is establishing itself as a leading provider in the emerging market for the conversion and formatting of data, images, audio, graphics and video from any format to any other format, for access via any digital platform, including broadband, Internet, DVD and HDTV. The Company is also seeking to capitalize on its enterprise media services operations status as one of the only providers of onsite, offline information migration services to businesses and governmental agencies that need to migrate tape and optical assets from old to new formats.

The Company intends to use these and other proprietary technologies to accelerate revenue growth and rapidly generate positive cash flows. Management has recently focused on adding experienced sales and marketing staff, scaling delivery capabilities and developing sales and marketing programs focused on building awareness of the Company’s product and service offerings.

The Company is in the early stages of executing its business strategy and expects to begin numerous new engagements during the next 12 months. This expansion is contingent upon several factors, including available cash resources, the price of the products and services offered by the Company and its competitors, and general economic and business conditions, among others.

Results of Operations

For the Three Months Ended March 31, 2001 and for the period beginning February 1, 2000 (commencement of operations) to March 31, 2000

For the three months ended March 31, 2001, the Company reported a net loss of $2.1 million, or ($.08) per share, compared to $180,000, or ($.02) per share, for the period ended March 31, 2000.

Total revenue for the three months ended March 31, 2001 was $260,000, an increase of 754% from total revenue of $30,000 for the period ended March 31, 2000. The increase in total revenue is primarily due to the completion of ongoing projects acquired in conjunction with the acquisition of the media services operations of Storage Technology Corporation ("StorageTek") in October 2000. For the three months ended March 31, 2001, $38,000, or 15% of total revenue, was attributable to sales of software and related products. The remaining $222,000, or 85%, was attributable to data and video conversion services, of which $170,000, or 65% of total revenue, was earned for services performed by the Company as a subcontractor for StorageTek. For the period ended March 31, 2000, 100% of total revenue was attributable to video conversion services. Substantially all of the Company’s revenue has been derived from customers in the United States.

Total gross margin was $15,000 or 6% for the three months ended March 31, 2001 compared to $28,000 or 92% for the period ended March 31, 2000. The decrease in gross margin was principally due to the Company expanding its service delivery function in advance of expected rapid growth in revenue. For the three months ended March 31, 2001, sales of software and related products resulted in gross margins of 54% and the provision of data and video conversion services resulted in negative gross margins of (2%). For the period ended March 31, 2000, 100% of the Company’s gross margins were attributable to video conversion services provided by the Company. The Company plans to significantly increase its revenue, and therefore expects expenses in this category to increase substantially.

Selling, general and administrative expenses for the three months ended March 31, 2001 were $1.4 million compared to $205,000 for the period ended March 31, 2000. The increase in these expenses was primarily due to the acquisition of the media services operations of StorageTek in October 2000, the addition of several key senior managers, the creation of a sales and marketing department, and the establishment of the corporate headquarters and internal administrative functions. Selling, general and administrative expenses for the three months ended March 31, 2001 consisted primarily of $907,000 for salaries and related benefits for employees not directly related to the production of revenue, $151,000 for travel, $145,000 for general office expenses, $126,000 in professional fees, $80,000 of facilities costs and $24,000 for leased equipment. The Company plans to continue to increase its sales and marketing efforts and to continue to build its infrastructure and, therefore, expects expenses in this category to increase.

Research and development expenses for the three months ended March 31, 2001 were $252,000 compared to a nominal amount for the period ended March 31, 2000. The increase was due to the development of software tools and products that facilitate the conversion and migration of data from legacy media to current technology, convert analog content to multiple digital formats, and manage and reformat digital content on demand.

Depreciation and amortization expense was $407,000 for the three months ended March 31, 2001 compared to $1,000 for the period ended March 31, 2000. Amortization expense consisted of amortization of the excess cost of the media services operations over the fair value of the net assets acquired and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. The increase in these expenses was primarily attributable to the assets acquired in conjunction with the acquisition of the media services operations of StorageTek in October 2000.

Interest expense was $4,500 for the three months ended March 31, 2001 compared to $2,300 for the period ended March 31, 2000. Interest expense represented interest on the notes payable, which has not changed significantly from the year-ago period.

Financial Condition

The Company's principal sources of liquidity have been its cash reserves received from a private placement completed by the Company in 2000. At March 31, 2001, the Company had $828,000 of cash and cash equivalents.

The Company used net cash of $1.4 million in operating activities during the three months ended March 31, 2001 compared to $93,000 for the period ended March 31, 2000. This increase was primarily due to the acquisition of the media services operations of StorageTek in October 2000, the addition of several key senior managers, the creation of a sales and marketing department, and the establishment of the Company’s corporate headquarters.

The Company used net cash of $173,000 in investing activities during the three months ended March 31, 2001 compared to $118,000 for the period ended March 31, 2000. Substantially all of this cash was used for capital expenditures. The Company anticipates capital expenditures to be approximately $1 million during the next twelve months.

Financing activities provided no cash during the three months ended March 31, 2001 compared to $300,000 of proceeds from notes payable received during the period ended March 31, 2000.

It is expected that the Company's principal uses of cash will be to provide working capital, to finance capital expenditures and for other general corporate purposes, including financing its marketing strategy. The amount of spending in each respective area will be dependent upon the total capital available to the Company.

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

As of March 31, 2001, the Company had liquid assets (cash and cash equivalents and accounts receivable) and current assets of $1.2 million. These assets were primarily derived from the private placement completed by the Company in October 2000 and $311,000 of receivables from affiliates.

Long-term assets of $8.2 million at March 31, 2001, consisted primarily of the excess of cost over fair value of the media services assets acquired from StorageTek of $5.2 million, software and intellectual property of $1.5 million and property and equipment of $1.4 million.

Current liabilities of $1.7 million at March 31, 2001 consisted of $504,000 of accounts payable; $330,000 of accrued expenses; $368,000 of accrued expenses to employees, of which $168,000 is payable to an employee upon the closing of an offering which raises gross proceeds of at least $5 million, and $200,000 of bonuses payable to select employees; $200,000 of notes payable due on demand; $160,000 for the current portion of a note payable to an employee that was assumed upon the acquisition of the media services operations and $113,000 of accrued vacation.

The Company’s working capital deficit was $429,000 as of March 31, 2001 for the reasons described above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS –

The Company is not subject to any material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

(a) Exhibits

None.

(b) Current Reports on Form 8-K or 8-K/A

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2001         FRONT PORCH DIGITAL INC.

                                  By: /s/ Jean Reiczyk

                                      Jean Reiczyk

                                      Chief Executive Officer

                                  By: /s/ Timothy Petry

                                      Timothy Petry

                                      Chief Financial Officer