Form 10-Q
period 2001-06-30
FRONT PORCH DIGITAL INC
filed 2001-08-13
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   (Mark One)


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2001


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.


                        Commission File Number 333-16031

                            FRONT PORCH DIGITAL INC.
                            ------------------------
           (Name of small business issuer as specified in its charter)

              Nevada                                              86-0793960
              ------                                              ----------
  (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                                3005 47th Street,
                                    Suite F3
                             Boulder, Colorado 80301
                             -----------------------
                    (Address of principal executive offices)

                                 (303) 443-3734
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of July 31, 2001, 25,342,889 shares of the issuer's common stock, par value $.001, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                            FRONT PORCH DIGITAL INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            PAGE
PART I.     Financial Information                                             3

Item 1.     Financial Statements (Unaudited):

            Balance Sheet - June 30, 2001                                     3


            Statements of Operations - Three Months ended June 30, 2001 and 2000, Six Months ended June 30, 2001 and for the period beginning February 1, 2000 (commencement of operations) to
            June 30, 2000                                                     4

            Statements of Cash Flows - Six Months ended June 30, 2001
            and for the period beginning February 1, 2000
            (commencement of operations) to June 30, 2000                     5

            Notes to Financial Statements                                     6

Item 2.     Management's Discussion and Analysis or Plan of Operation         9

PART II.    Other Information:                                               14

Item 1.     Legal Proceedings                                                14


Item 2.     Changes in Securities and Use of Proceeds                        14

Item 6.     Exhibits and Reports on Form 8-K                                 14

Signatures                                                                   15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS -


                            Front Porch Digital, Inc.

                                  Balance Sheet

                                  June 30, 2001
                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                         $   150,822
  Accounts receivable - affiliate                                         4,400
  Accounts receivable                                                   368,201
  Other current assets                                                  100,037
                                                                    -----------
Total current assets                                                    623,460

Property and equipment, net                                           1,369,560

Software development costs                                              121,974

Software and intellectual property, net of
accumulated amortization of $166,000                                  1,484,143

Excess cost over fair value of net assets acquired,
net of accumulated amortization of $549,000                           5,001,455

Other assets                                                             91,758
                                                                    -----------
Total assets                                                        $ 8,692,350
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of note payable - employee                        $   160,000
  Notes payable                                                         200,000
  Accounts payable                                                      816,308
  Accrued expenses                                                      439,036
  Accrued expenses - employees                                          468,000
  Accrued vacation                                                      118,955
  Deferred revenue                                                      359,336
                                                                    -----------
Total current liabilities                                             2,561,635

Note payable - employee, net of current portion                         583,963

Stockholders' equity:
  Preferred stock, nonvoting,  $.001 par value,
  5,000,000 shares authorized, none issued or
  outstanding;                                                               --
  Common stock, $.001 par value; 50,000,000
  shares authorized, 24,697,781 shares issued and
  outstanding                                                            24,698
  Additional paid-in capital                                         18,568,106
  Accumulated deficit                                               (13,046,052)
                                                                    -----------
Total stockholders' equity                                            5,546,752
                                                                    -----------
Total liabilities and stockholders' equity                          $ 8,692,350
                                                                    ===========


SEE ACCOMPANYING NOTES.

                                Front Porch Digital, Inc.

                                 Statement of Operations
                                       (Unaudited)

                                                                                     PERIOD BEGINNING
                                                                                     FEBRUARY 1, 2000
                                THREE MONTHS       THREE MONTHS       SIX MONTHS     (COMMENCEMENT OF
                                    ENDED             ENDED              ENDED         OPERATIONS) TO
                                JUNE 30, 2001     JUNE 30, 2000      JUNE 30, 2001     JUNE 30, 2000
                                ----------------------------------------------------------------------
Revenues:
Products                              $10,980            $31,122            $48,960            $38,722
Services                                6,090              1,954             57,900             14,735
Services - affiliate                       --                 --            169,716                 --
                                 ---------------------------------------------------------------------
Total revenue                          17,070             33,076            276,576             53,457

Cost of revenue:
Products                                5,500             19,110             22,998             23,550
Services                              243,326              3,408            470,411              1,458
                                 ---------------------------------------------------------------------
                                      248,826             22,518            493,409             25,008
                                 ---------------------------------------------------------------------
Gross margin                         (231,756)            10,558           (216,833)            28,449
                                 ---------------------------------------------------------------------

Selling, general and
  administrative expenses           1,584,440            473,732          3,026,013          1,142,059
Research and development              157,843                 --            410,064                 --
Depreciation                          133,271              7,784            283,085              8,662
Amortization                          256,756                 --            513,512                 --
                                 ---------------------------------------------------------------------
                                    2,132,310            481,516          4,232,674          1,150,721
                                 ---------------------------------------------------------------------

Loss from operations               (2,364,066)          (470,958)        (4,449,507)        (1,122,272)

Other income (expense):
Interest income                         4,898                 --             29,004                 --
Interest expense                       (4,500)           (16,125)            (9,000)           (18,375)
                                 ---------------------------------------------------------------------
                                          398            (16,125)            20,004            (18,375)
                                 ---------------------------------------------------------------------
Net loss                          ($2,363,668)         ($487,083)       ($4,429,503)       ($1,140,647)
                                 =====================================================================

Weighted average number
  of common shares
  outstanding-basic
  and diluted                      24,572,008         15,892,335         24,569,419         15,874,263
                                 =====================================================================

Loss per common share-basic
  and diluted                          ($0.10)            ($0.03)            ($0.18)            ($0.07)
                                 =====================================================================


SEE ACCOMPANYING NOTES.

                            Front Porch Digital, Inc.

                             Statement of Cash Flows
                                   (Unaudited)


                                                                PERIOD BEGINNING
                                                                FEBRUARY 1, 2000
                                                 SIX MONTHS      (COMMENCEMENT
                                                   ENDED       OF OPERATIONS) TO
                                               JUNE 30, 2001     JUNE 30, 2000
                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        ($4,429,503)      ($1,140,647)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                    796,597             8,662
   Stock option compensation cost                   654,056            36,920
   Changes in operating assets and liabilities:
      Decrease in accounts receivable - affiliate   218,010                --
      Increase in accounts receivable              (368,201)           (1,591)
      Increase in other current assets              (23,395)               --
      Increase in accounts payable                  334,900            93,641
      Increase in accrued expenses                   62,995           543,718
      Increase in accrued expenses - employees      200,000                --
      Increase in accrued vacation                   45,001                --
      Increase in deferred revenue                  359,336                --
      Other                                         (26,775)           (6,084)
                                                -----------       -----------
Net cash used in operating activities            (2,176,979)         (465,381)
                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                               (215,871)         (173,904)
Software development costs                         (121,974)               --
Other investing activities                          (28,881)               --
Purchase of investment                                   --          (300,000)
                                                -----------       -----------
Net cash used in investing activities              (366,726)         (473,904)
                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                              --           800,000
Proceeds from issuance of common stock              250,000           377,440
                                                -----------       -----------
Net cash provided by financing activities           250,000         1,177,440
                                                -----------       -----------

Net (decrease) increase in cash and
  cash equivalents                               (2,293,705)          238,155
Cash and cash equivalents, beginning of period    2,444,527            14,483
                                                -----------       -----------
Cash and cash equivalents, end of period           $150,822          $252,638
                                                ===========       ===========


SEE ACCOMPANYING NOTES.

                            Front Porch Digital, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


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

The Company's customers are primarily located within the United States.

On May 2, 2000, the Company, formerly Empire Communications, Inc., and Front Porch Digital Inc., a Delaware corporation which was formed on February 1, 2000 ("Front Porch"), executed an Agreement and Plan of Reorganization pursuant to which 100% of Front Porch's stock was effectively exchanged for a controlling interest in a publicly-held "shell" corporation that concurrently changed its name to Front Porch Digital Inc. This transaction is commonly referred to as a "reverse acquisition". For financial accounting purposes, this transaction has been treated as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization of Front Porch, with no goodwill or other intangible assets recorded.

For financial reporting purposes, Front Porch is considered the acquirer and therefore the historical operating results of Empire Communications, Inc. are not presented. The accompanying financial information includes the results of operations and cash flows of Front Porch for the period beginning February 1, 2000 (commencement of operations) to May 2, 2000.

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. For the six months ended June 30, 2001, the Company incurred losses and negative cash flows from operating activities of $4.4 million and $2.2 million, respectively. These factors create significant uncertainty about the Company's ability to continue as a going concern.

During 2001, the Company has been focused on completing the development of its products and service offerings that facilitate the distribution of digital video content. The Company has also been marketing its suite of data and video solutions to the marketplace and has begun discussions with several potential customers to begin testing the beta versions of the digital video archive. During the second quarter, the Company was awarded a $2.5 million contract to be completed in 2002, to convert in excess of one billion check images and associated data to a single standard digital format. Management of the Company recognizes that additional resources will be required to continue as a going concern and has been seeking additional sources of capital. Management believes that these actions will enable the Company to obtain sufficient cash to continue as a going concern. There can be no assurance that additional capital will be available on terms that are acceptable to the Company.

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

Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the operating results expected for the year ending December 31, 2001.

2.   RELATED PARTY TRANSACTIONS

The Company leases office space on a month-to-month basis from Formal Systems America Inc. ("FSAI"). Certain shareholders of FSAI are also shareholders of the Company. Rent expense on this lease for the three and six months ended June 30, 2001 was approximately $35,000 and $70,000 respectively.

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

4.   PENDING ACCOUNTING CHANGES

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of this statement become effective for the Company beginning January 1, 2002 and are required to be applied to all goodwill and other intangible assets recognized in the Company's financial statements at the date of adoption. At that time, goodwill will no longer be amortized, but will be tested for impairment annually. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement would be reported as resulting from a change in accounting principle. The Company is currently assessing the impact this statement will have on the Company's financial statements when it is adopted at the beginning of 2002.

5.   NOTES PAYABLE

At June 30, 2001, the Company had a $200,000 unsecured note payable that bears interest at 9% per annum and is payable on demand. In addition, the Company had a non-interest bearing note payable to an employee of approximately $744,000. This note is payable based on a percentage of revenue from the media services operations, ranging between 2% and 3% per year. In the event the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand.

6.  SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2001, revenue from two customers, each exceeding 10% of total revenue, aggregated 65% and 11%, respectively. There were no accounts receivable from these customers as of June 30, 2001. The Company is a subcontractor for its largest customer, which owned approximately 25% of the Company's outstanding common stock as of June 30, 2001.

7.  STOCKHOLDERS' EQUITY

In June 2001, the Company sold 5 units in a private placement, each unit consisting of 25,000 shares of unregistered common stock and warrants to purchase 25,000 shares of unregistered common stock at an exercise price of $3.00 per share. These warrants expire on June 30, 2004. The Company received aggregate proceeds of $250,000 from this offering.

In July 2001, the Company sold 25.5 additional units in the private placement under the same terms. The Company received aggregate proceeds of $1.3 million from this offering.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

When used in this discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to: (1) the availability of additional funds to enable the Company to successfully pursue its business plan; (2) the uncertainties related to the effectiveness of the Company's technologies and the development of its products and services; (3) the Company's ability to maintain, attract and integrate management personnel; (4) the ability of the Company to complete the development of its proposed products in a timely manner; (5) the Company's ability to effectively market and sell its products and services to current and new customers; (6) the Company's ability to negotiate and maintain suitable strategic partnerships and corporate relationships; (7) the intensity of competition; and (8) general economic conditions. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


OVERVIEW

The Company is establishing itself as a leading provider in the emerging market for the conversion and formatting of data, images, audio, graphics and video from any format to any other format, for access via any digital platform, including broadband, Internet, DVD and HDTV. The Company is also seeking to capitalize on its enterprise media services operations status as one of the only providers of onsite, offline information migration services to businesses and governmental agencies that seek to migrate tape and optical assets from old to new formats.


The Company intends to use these and other proprietary technologies to accelerate revenue growth and generate positive cash flows. Management has recently focused on (i) completing the development of its products and service offerings that are designed to facilitate the distribution of digital video content (ii) developing sales and marketing programs to build awareness of the Company's product and service offerings and (iii) building an infrastructure that is capable of effectively meeting anticipated demand for the Company's products and services.

The Company is in the early stages of executing its business strategy and anticipates beginning numerous new engagements during the next 12 months. This expansion is contingent upon several factors, including the availability of adequate cash resources, the price of its products and services relative to its competitors, and general economic and business conditions, among other factors.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000.


For the three months ended June 30, 2001, the Company reported a net loss of $2.4 million, or ($.10) per share, compared to a net loss of $487,000, or ($.03) per share, for the three months ended June 30, 2000.

Total revenue for the three months ended June 30, 2001 of $17,000, has not changed significantly from total revenue of $33,000 for the three months ended June 30, 2000. For the three months ended June 30, 2001, $11,000, or 65% of total revenue, was attributable to sales of software and related products. The remaining $6,000, or 35%, was attributable to data and video conversion services. For the three months ended June 30, 2000, substantially all revenue was attributable to sales of software and related products. Substantially all of the Company's revenue has been derived from customers in the United States.

Total gross margin was negative $(232,000) or (1,358)% of total revenue for the three months ended June 30, 2001 compared to $11,000 or 32% of total revenue for the three months ended June 30, 2000. The decrease in total gross margin was principally due to excess capacity within the Company's service delivery function. In June 2001, the Company reduced its headcount within the service delivery group by 45% and took other actions to reduce costs. For the three months ended June 30, 2001, sales of software and related products resulted in gross margins of 50% and the provision of data and video conversion services resulted in negative gross margins of (3,896%). For the three months ended June 30, 2000, substantially all of the Company's gross margins were attributable to video conversion services. The Company plans to significantly increase its revenue, and therefore expects expenses in this category to also increase substantially.

Selling, general and administrative expenses for the three months ended June 30, 2001 were $1.6 million compared to $474,000 for the three months ended June 30, 2000. The increase in these expenses was primarily related to the acquisition of the media services operations of StorageTek in October 2000, the addition of several key senior managers, the creation of a sales and marketing department, and the establishment of the corporate headquarters. Selling, general and administrative expenses for the three months ended June 30, 2001 consisted primarily of $1,155,000 for salaries and related benefits for employees not directly related to the production of revenue, $146,000 in professional fees, $114,000 for travel, $88,000 of facilities costs, and $82,000 for general office expenses. Should the Company secure additional funding, it plans to increase its sales and marketing efforts and, to a lesser extent, continue to build its infrastructure and, therefore, expects expenses in this category to increase significantly.


Research and development expenses for the three months ended June 30, 2001 were $158,000 compared to a nominal amount for the three months ended June 30, 2000. The increase was due to the development of software tools and products that facilitate the conversion and migration of data from legacy media to current technology, convert analog content to multiple digital formats, and manage and reformat digital content on demand.

Depreciation and amortization expense was $390,000 for the three months ended June 30, 2001 compared to $8,000 for the three months ended June 30, 2000. Amortization expense consisted of amortization of the excess cost of the media services operations over the fair value of the net assets acquired and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. The increase in these expenses was primarily attributable to the assets acquired in conjunction with the acquisition of the media services operations of StorageTek in October 2000.

Interest expense was $4,500 for the three months ended June 30, 2001 compared to $16,000 for the three months ended June 30, 2000. Interest expense represented interest on the notes payable. The outstanding balance on these notes was $200,000 and $800,000 as of June 30, 2001 and 2000, respectively.


FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND FOR THE PERIOD BEGINNING FEBRUARY 1, 2000 (COMMENCEMENT OF OPERATIONS) TO JUNE 30, 2000

For the six months ended June 30, 2001, the Company reported a net loss of $4.4 million, or ($.18) per share, compared to a net loss of $1.1 million, or ($.07) per share, for the period ended June 30, 2000.

Total revenue for the six months ended June 30, 2001 was $277,000, an increase of 417% from total revenue of $53,000 for the period ended June 30, 2000. The increase in total revenue was primarily due to the completion of ongoing projects acquired in conjunction with the acquisition of the media services operations of Storage Technology Corporation ("StorageTek") in October 2000. For the six months ended June 30, 2001, $49,000, or 18% of total revenue, was attributable to sales of software and related products. The remaining $227,000, or 82%, was attributable to data and video conversion services. For the period ended June 30, 2000, $39,000, or 72% of total revenue, was attributable to sales of software and related products. The remaining $15,000, or 28%, was attributable to video conversion services. Substantially all of the Company's revenue has been derived from customers in the United States.

Total gross margin was negative $(217,000), or (78)% of total revenue, for the six months ended June 30, 2001 compared to $28,000, or 53% of total revenue, for the period ended June 30, 2000. The decrease in total gross margin was principally due to the excess capacity within the Company's service delivery function. In June 2001, the Company reduced its headcount within the service delivery group by 45% and took other actions to reduce costs. For the six months ended June 30, 2001, sales of software and related products resulted in gross margins of 53% and the provision of data and video conversion services resulted in negative gross margins of (107%). For the period ended June 30, 2000, sales of software and related products resulted in gross margins of 39% and the provision of video conversion services resulted in gross margins of 90%. The Company plans to significantly increase its revenue, and therefore expects expenses in this category to also increase substantially.

Selling, general and administrative expenses for the six months ended June 30, 2001 were $3.0 million compared to $1.1 million for the period ended June 30, 2000. The increase in these expenses was primarily due to the acquisition of the media services operations of StorageTek in October 2000, the addition of several key senior managers, the creation of a sales and marketing department, and the establishment of the corporate headquarters. Selling, general and administrative expenses for the six months ended June 30, 2001 consisted primarily of $2,062,000 for salaries and related benefits for employees not directly related to the production of revenue, $272,000 in professional fees, $265,000 for travel, $168,000 of facilities costs, $227,000 for general office expenses, and $24,000 for leased equipment. Should the Company secure additional funding, it plans to increase its sales and marketing efforts and, to a lesser extent, continue to build its infrastructure and, therefore, expects expenses in this category to increase significantly.

Research and development expenses for the six months ended June 30, 2001 were $410,000 compared to a nominal amount for the period ended June 30, 2000. The increase was due to the development of software tools and products that facilitate the conversion and migration of data from legacy media to current technology, convert analog content to multiple digital formats, and manage and reformat digital content on demand.

Depreciation and amortization expense was $797,000 for the six months ended June 30, 2001 compared to $9,000 for the period ended June 30, 2000. Amortization expense consisted of amortization of the excess cost of the media services operations over the fair value of the net assets acquired and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. The increase in these expenses was primarily attributable to the assets acquired in conjunction with the acquisition of the media services operations of StorageTek in October 2000.

Interest expense was $9,000 for the six months ended June 30, 2001 compared to $18,000 for the period ended June 30, 2000. Interest expense represented interest on the notes payable. The outstanding balance on these notes was $200,000 and $800,000 as of June 30, 2001 and 2000 respectively.

FINANCIAL CONDITION

The Company's principal sources of liquidity have been its cash reserves received from a private placement completed by the Company in October 2000. At June 30, 2001, the Company had $151,000 of cash and cash equivalents.

The Company used net cash of $2.2 million in operating activities during the six months ended June 30, 2001 compared to $465,000 for the period beginning February 1, 2000 (commencement of operations) to June 30, 2000. This increase was primarily due to the acquisition of the media services operations of StorageTek in October 2000, the addition of several key senior managers, the creation of a sales and marketing department, and the establishment of the Company's corporate headquarters.

The Company used net cash of $367,000 in investing activities during the six months ended June 30, 2001, which consisted of $216,000 for capital expenditures and $122,000 for software development costs. For the period ended June 30, 2000, the Company used net cash of $474,000 in investing activities, which consisted of $174,000 for capital expenditures and a $300,000 investment in an unrelated company. The Company expects capital expenditures to be approximately $1.0 million during the next twelve months.

Financing activities provided net cash of $250,000 during the six months ended June 30, 2001 due to the sale of 125,000 shares of common stock and warrants to purchase 125,000 shares of common stock. Financing activities for the period ended June 30, 2000 provided net cash of $1.2 million, of which $800,000 was proceeds received from notes payable and $377,000 was received from the sale of 187,500 shares of common stock.

It is expected that the Company's principal uses of cash will be to provide working capital, to finance capital expenditures and product development, and for other general corporate purposes. The amount of spending in each respective area will be dependent upon the total capital available to the Company.

The current level of cash flows from operating activities are not sufficient to enable the Company to continue to operate and to execute its business strategy. As a result, the Company is seeking additional capital. In the interim, the Company is managing its investments (and its growth) in infrastructure based on its cash position and the near term cash flow generated from its media services operations. Additionally, in July 2001, the Company sold 637,500 shares of common stock and warrants to purchase 637,500 shares of common stock in a private placement which the Company received aggregate proceeds of $1.3 million. The Company anticipates having sufficient cash to continue operations through the fourth quarter of 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. If the Company is successful in raising additional capital, the Company anticipates that its operating expenses will increase over the next 12 months as it accelerates execution of its business strategy. There can be no assurance that additional capital will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may seek other means to gain cash flow flexibility.

As of June 30, 2001, the Company had liquid assets (cash and cash equivalents and accounts receivable) of $523,000 and current assets of $623,000. These assets were primarily derived from operating activities.

Long-term assets of $8.1 million at June 30, 2001, consisted primarily of the excess of cost over fair value of the media services assets acquired from StorageTek of $5.0 million, software and intellectual property of $1.5 million and property and equipment of $1.4 million.

Current liabilities of $2.6 million at June 30, 2001 consisted of $816,000 of accounts payable; $439,000 of accrued expenses; $468,000 of accrued expenses to employees, of which $168,000 is payable to an employee upon the closing of an offering which raises gross proceeds of at least $5.0 million, and $300,000 of bonuses payable to select employees; $359,000 of deferred revenue on projects currently in process; $200,000 of a note payable due on demand; $160,000 for the current portion of a note payable to an employee that was assumed upon the acquisition of the media services operations and $119,000 of accrued vacation.

The Company's working capital deficit was $1.9 million as of June 30, 2001 for the reasons described above.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS -
          The Company is not subject to any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In June and July 2001, the Company sold to six accredited investors, an aggregate of 30.5 units in a private placement, each unit consisting of 25,000 shares of unregistered common stock and warrants to purchase 25,000 shares of unregistered common stock at an exercise price of $3.00 per share. The Company received aggregate proceeds of $1,525,000 from this offering. The Company intends to use the net proceeds from this private placement primarily for sales and marketing expenses; research and development; the purchase of equipment; and working capital and general corporate purposes. Such transaction was effected pursuant to Rule 506 under the Securities Act of 1933, as amended.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          The following exhibits are filed herewith:

          (a)  Exhibits

Exhibit
Number       Title of Document
------       -------------------------------------------------------

10.1 Employment Agreement dated as of May 1, 2001 between the Company and Jean Reiczyk.

10.2 Consulting Agreement dated as of May 1, 2001 between the Company and Timothy M. Petry.

------------------------------


          (b)  Current Reports on Form 8-K or 8-K/A
               None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 13, 2001                     FRONT PORCH DIGITAL INC.

                                            By: /s/ Jean Reiczyk
                                                -------------------------------
                                                 Jean Reiczyk
                                                 Chief Executive Officer


                                            By: /s/ Timothy M. Petry
                                                -------------------------------
                                                 Timothy M. Petry
                                                 Chief Financial Officer