Form 10QSB
period 2001-09-30
FRONT PORCH DIGITAL INC
filed 2001-11-14
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2001


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.


                        Commission File Number 333-16031



                            FRONT PORCH DIGITAL INC.
                            ------------------------
           (Name of small business issuer as specified in its charter)

             NEVADA                                              86-0793960
             ------                                              ----------
   State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                               20000 Horizon Way,
                                    Suite 120
                          Mt. Laurel, New Jersey 08054
                          ----------------------------
                    (Address of principal executive offices)

                                 (856) 439-9950
                                 --------------
                           (Issuer's telephone number)

                                3005 47th Street,
                                    Suite F3
                             Boulder, Colorado 80301
                             -----------------------
                 (Former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2001, 25,532,439 shares of the issuer's common stock, par value $.001, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                            FRONT PORCH DIGITAL INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            PAGE

PART I.     Financial Information                                             3

Item 1.     Financial Statements (Unaudited):

            Balance Sheet - September 30, 2001                                3

            Statements of Operations - Three Months ended September 30, 2001 4 and 2000, Nine Months ended September 30, 2001 and for the period beginning February 1, 2000 (commencement of operations) to September 30, 2000

            Statements of Cash Flows - Nine Months ended September 30, 2001   5
            and for the period beginning February 1, 2000
            (commencement of operations) to September 30, 2000

            Notes to Financial Statements                                     6

Item 2.     Management's Discussion and Analysis                              9

PART II.    Other Information:                                               14

Item 1.     Legal Proceedings                                                14

Item 2.     Changes in Securities and Use of Proceeds                        14

Item 5.     Other Information                                                14

Item 6.     Exhibits and Reports on Form 8-K                                 14

Signatures                                                                   15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS -


                       Front Porch Digital, Inc.

                             Balance Sheet

                          September 30, 2001
                              (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                            $356,015
  Accounts receivable                                                   268,806
  Other current assets                                                  282,109
                                                                ---------------
Total current assets                                                    906,930

Property and equipment, net                                           1,310,682

Software development costs                                              298,968

Software and intellectual property, net of accumulated
amortization of $225,000                                              1,425,213
Excess cost over fair value of net assets acquired, net of
accumulated amortization of $747,000                                  4,803,628
Other assets                                                             55,398
                                                                ---------------
Total assets                                                         $8,800,819
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of note payable - employee                           $160,000
  Notes payable                                                         200,000
  Accounts payable                                                      788,914
  Accrued expenses                                                      291,354
  Accrued expenses - employees                                          568,000
  Accrued vacation                                                      146,202
  Deferred revenue                                                      576,229
                                                                ---------------
Total current liabilities                                             2,730,699

Note payable - employee, net of current portion                         583,963

Stockholders' equity:
  Preferred stock, nonvoting, $.001 par value,
  5,000,000 shares authorized, none issued or
  outstanding;                                                               --
  Common stock, $.001 par value; 50,000,000
  shares authorized, 25,503,503 shares and
  outstanding                                                            25,504
  Additional paid-in capital                                         20,329,869
  Accumulated deficit                                               (14,869,216)
                                                                ---------------
Total stockholders' equity                                            5,486,157
                                                                ---------------
Total liabilities and stockholders' equity                           $8,800,819
                                                                ===============


SEE ACCOMPANYING NOTES.

                       Front Porch Digital, Inc.

                       Statements of Operations
                              (Unaudited)

                                                                                                                  PERIOD BEGINNING
                                                                                                                  FEBRUARY 1, 2000
                                                                                                                  (COMMENCEMENT OF
                                                  THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED      OPERATIONS) TO
                                                  SEPTEMBER 30, 2001   SEPTEMBER 30, 2000   SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                ------------------------------------------------------------------------------------
Revenues:
Products                                                 $2,700               $   -              $51,660               $38,722
Services                                                169,244               3,224              227,144                17,959
Services - affiliate                                          -                   -              169,716                     -
                                                ------------------------------------------------------------------------------------
Total revenue                                           171,944               3,224              448,520                56,681

Cost of revenue:
Products                                                  2,100                   -               25,098                23,550
Services                                                136,537                 200              559,984                 1,658
                                                ------------------------------------------------------------------------------------
                                                        138,637                 200              585,082                25,208
                                                ------------------------------------------------------------------------------------
Gross margin                                             33,307               3,024             (136,562)               31,473
                                                ------------------------------------------------------------------------------------

Selling, general and administrative expenses          1,315,976             306,836            4,435,917             1,448,895
Research and development                                 92,082                   -              502,146                     -
Depreciation                                            146,266              53,151              429,351                61,813
Amortization                                            256,756                   -              770,268                     -
Consulting fees                                               -           1,928,724                    -             1,928,724
                                                ------------------------------------------------------------------------------------
                                                      1,811,080           2,288,711            6,137,682             3,439,432
                                                ------------------------------------------------------------------------------------

Loss from operations                                 (1,777,773)         (2,285,687)          (6,274,244)           (3,407,959)

Other income (expense):
Interest income                                           6,072              77,429               35,076                77,429
Interest expense                                         (4,500)            (50,795)             (13,500)              (69,170)
Other expense                                                 -            (245,015)                   -              (245,015)
                                                ------------------------------------------------------------------------------------
                                                          1,572            (218,381)              21,576              (236,756)
                                                ------------------------------------------------------------------------------------
Net loss                                            ($1,776,201)        ($2,504,068)         ($6,252,668)          ($3,644,715)
                                                ====================================================================================

Weighted average number of common shares
outstanding-basic and diluted                        25,313,200          18,243,762           24,820,070            16,817,959
                                                ====================================================================================

Loss per common share-basic and diluted                  ($0.07)             ($0.14)              ($0.25)               ($0.22)
                                                ====================================================================================


SEE ACCOMPANYING NOTES.

                       Front Porch Digital, Inc.

                       Statements of Cash Flows
                              (Unaudited)

                                                                                                            PERIOD BEGINNING
                                                                                                            FEBRUARY 1, 2000
                                                                                                            (COMMENCEMENT OF
                                                                                 NINE MONTHS ENDED           OPERATIONS) TO
                                                                                SEPTEMBER 30, 2001         SEPTEMBER 30, 2000
                                                                               ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               ($6,252,668)               ($3,644,715)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        1,199,619                     61,813
    Stock based compensation cost                                                        1,193,236                     33,150
    Non-cash consulting expense to related party                                                 -                  1,928,724
    Changes in operating assets and liabilities:
        Decrease in accounts receivable - affiliate                                        222,410                          -
        Increase in accounts receivable                                                   (268,806)                    (4,075)
        Increase in other current assets                                                  (205,467)                   (80,305)
        Increase in accounts payable                                                       307,506                    120,201
        (Decrease) increase in accrued expenses                                            (84,687)                   608,854
        Increase in accrued expenses - employees                                           300,000                          -
        Increase in accrued vacation                                                        72,248                          -
        Increase in deferred revenue                                                       576,229                          -
        Other                                                                              (38,812)                    (3,008)
                                                                               ------------------------------------------------
Net cash used in operating activities                                                   (2,979,192)                  (979,361)
                                                                               ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                      (303,259)                  (262,594)
Software development costs                                                                (298,968)                         -
Other investing activities                                                                 (28,881)                   (93,176)
Purchase of investment                                                                           -                   (300,000)
                                                                               ------------------------------------------------
Net cash used in investing activities                                                     (631,108)                  (655,770)
                                                                               ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                                      -                    800,000
Proceeds from issuance of common stock                                                   1,521,788                    977,440
                                                                               ------------------------------------------------
Net cash provided by financing activities                                                1,521,788                  1,777,440
                                                                               ------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                    (2,088,512)                   142,309
Cash and cash equivalents, beginning of period                                           2,444,527                     14,483
                                                                               ------------------------------------------------
Cash and cash equivalents, end of period                                                  $356,015                   $156,792
                                                                               ================================================


SEE ACCOMPANYING NOTES.

                       Front Porch Digital, Inc.
                     Notes to Financial Statements
                              (Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

Front Porch Digital Inc. (the "Company") is in the emerging market of digital information asset management. The Company utilizes a suite of proprietary products and services that enable the conversion of analog and digital content, including text, images, audio, graphics, video and rich media into other digital formats or platforms. Incorporating software-based methodologies and intellectual property throughout its service offerings allows content to be captured, converted, managed and distributed in digital form efficiently and cost effectively.

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

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. For the nine months ended September 30, 2001, the Company incurred losses and negative cash flows from operating activities of $6.3 million and $3.0 million, respectively. These factors create significant uncertainty about the Company's ability to continue as a going concern.

During 2001, the Company has been focused on completing the development of its products and service offerings that facilitate the distribution of digital video content. The Company has also been marketing its suite of data and video solutions to the marketplace. During the third quarter, the Company reached an agreement with a video production company to install a complete end-to-end digital media archive system before the end of the year. The Company has also been awarded a contract to assist a financial institution in the implementation of a document management system. Management of the Company recognizes that additional resources will be required to continue as a going concern and has been seeking additional sources of capital. Management believes that these actions will enable the Company to obtain sufficient cash to continue as a going concern. There can be no assurance that additional capital will be available on terms that are acceptable to the Company.

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

Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the operating results expected for the year ending December 31, 2001.

2. CHANGE IN ESTIMATE

The Company had originally recorded a preliminary estimated charge to Consulting fees of $1.9 million in its interim period financial statements for the three and nine-month periods ended September 30, 2000. However, based on additional information received from independent third parties subsequent to September 30, 2000, it was determined that $1.2 million was more indicative of the value of these shares. This change in estimate was recorded during the fourth quarter of 2000. This change has not been reflected in the accompanying financial statements for three and nine-month periods ended September 30, 2000.

3.  REVENUE RECOGNITION

The Company  recognizes  revenue  when  persuasive  evidence  of an  arrangement
exists,   delivery  has  occurred,  the  fee  is  fixed  or  determinable,   and
collectibility is reasonably assured.

Revenue from product sales is recognized upon shipment and the passage of title to the customer.

Revenue under service contracts is recognized on the percentage of completion method of accounting or when services have been performed and accepted, depending on the nature of the project.

4.  RELATED PARTY TRANSACTIONS

The Company leases office space on a month-to-month basis from Formal Systems America Inc. ("FSAI"). Certain shareholders of FSAI are also shareholders of the Company. Rent expense on this lease for the three and nine months ended September 30, 2001 was approximately $35,000 and $105,000 respectively.

5. PENDING ACCOUNTING CHANGES

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

6. NOTES PAYABLE

At September 30, 2001, the Company had $200,000 of unsecured notes payable that bear interest at 9% per annum and are payable on demand. In addition, the Company had a non-interest bearing note payable to an employee of approximately $744,000. This note is payable based on a percentage of revenue from the media services operations, ranging between 2% and 3% per year. In the event the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand.

7.  SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2001, revenue from three customers, each exceeding 10% of total revenue, aggregated 38%, 19% and 15%, respectively. At September 30, 2001 these customers accounted for 1%, 78% and 14%, respectively, of accounts receivable. The Company is a subcontractor for its largest customer, which owned approximately 25% of the Company's outstanding common stock as of September 30, 2001.

8.  STOCKHOLDERS' EQUITY

In June and July 2001, the Company sold 30.3 units in a private placement, each unit consisting of 25,000 shares of unregistered common stock and warrants to purchase 25,000 shares of unregistered common stock at an exercise price of $3.00 per share. These warrants expire on June 30, 2004. The Company received aggregate proceeds of $1.5 million from this offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

OVERVIEW

The Company is establishing itself as a leading provider in the emerging market for the conversion and formatting of text, images, audio, graphics, video and rich media from any format to any other format, for access via any digital platform, including broadband, Internet, DVD and HDTV. The Company is also seeking to capitalize on its enterprise media services operations status as one of the only providers of onsite, offline information migration services to businesses and governmental agencies that seek to migrate tape and optical assets from old to new formats.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

For the three months ended September 30, 2001, the Company reported a net loss of $1.8 million, or ($.07) per share, compared to a net loss of $2.5 million, or ($.14) per share, for the three months ended September 30, 2000.

Total revenue for the three months ended September 30, 2001 was $172,000 compared to $3,000 for the three months ended September 30, 2000. The increase in total revenue was primarily due to the start of several data conversion engagements during the three months ended September 30, 2001. For the three months ended September 30, 2001 and 2000, substantially all revenue was attributable to data and video conversion services. All of the Company's revenue has been derived from customers in the United States.

Total gross margin was $33,000 or 19% of total revenue for the three months ended September 30, 2001 compared to $3,000 or 94% of total revenue for the three months ended September 30, 2000. The increase in total gross margin was primarily due to the start of several data conversion engagements during the three months ended September 30, 2001. The 19% gross margin percentage for the three months ended September 30, 2001 reflects the excess capacity that existed within the Company's service delivery function for the first 45 days of the period before the new data conversion engagements began. The decrease in gross margin percentage from the year-ago period is not considered significant as it was based on minimal revenue for the three months ended September 30, 2000. For the three months ended September 30, 2001 and 2000, substantially all of the Company's gross margins were attributable to data and video conversion services. The Company plans to significantly increase its revenue, and therefore expects expenses in this category to also increase substantially.

Selling, general and administrative expenses for the three months ended September 30, 2001 were $1.3 million compared to $307,000 for the three months ended September 30, 2000. The increase in these expenses was primarily related to selling, general and administrative expenses of the media services operations, which was acquired in October 2000, the addition of several key senior managers, and the creation of a sales and marketing department. Selling, general and administrative expenses for the three months ended September 30, 2001 consisted primarily of $900,000 for salaries and related benefits for employees not directly related to the production of revenue, $150,000 in professional fees, $110,000 for general office expenses, $81,000 of facilities costs, and $59,000 for travel. Should the Company secure additional funding, it plans to increase its sales and marketing efforts and, to a lesser extent, continue to build its infrastructure and, therefore, expects expenses in this category to increase significantly.

Research and development expenses for the three months ended September 30, 2001 were $92,000 compared to a nominal amount for the three months ended September 30, 2000. The increase was due to the development of software tools and products that facilitate the conversion and migration of data from legacy media to current technology, convert analog content to multiple digital formats, and manage and reformat digital content on demand.

Depreciation and amortization expense was $403,000 for the three months ended September 30, 2001 compared to $53,000 for the three months ended September 30, 2000. Amortization expense consisted of amortization of the excess cost of the media services operations over the fair value of the net assets acquired and other intangible assets. Depreciation expense consisted of depreciation of furniture, equipment, software and improvements. The increase in these expenses was primarily attributable to the assets acquired in conjunction with the acquisition of the media services operations in October 2000.

Consulting fees for the three months ended September 30, 2000 consisted of a non-cash charge of $1.9 million, which was recorded in connection with the issuance of common stock in consideration of consulting services rendered. This consultant rendered no consulting services during the three months ended September 30, 2001.

Interest expense was $4,500 for the three months ended September 30, 2001 compared to $51,000 for the three months ended September 30, 2000. Interest expense represented interest on the notes payable. The outstanding balance on these notes was $200,000 and $800,000 as of September 30, 2001 and 2000, respectively.

Other expense for the three months ended September 30, 2000 includes a break-up fee and legal expenses, aggregating $245,000, which was incurred in connection with a proposed acquisition. The Company terminated this proposed acquisition prior to September 30, 2000 and no additional costs have been incurred in connection with this transaction.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND FOR THE PERIOD BEGINNING FEBRUARY 1, 2000 (COMMENCEMENT OF OPERATIONS) TO SEPTEMBER 30, 2000

For the nine months ended September 30, 2001, the Company reported a net loss of $6.3 million, or ($.25) per share, compared to a net loss of $3.6 million, or ($.22) per share, for the period ended September 30, 2000.

Total revenue for the nine months ended September 30, 2001 was $449,000, an increase of 691% from total revenue of $57,000 for the period ended September 30, 2000. The increase in total revenue was primarily due to the completion of ongoing projects acquired in conjunction with the acquisition of the media services operations in October 2000 and the start of several new data conversion engagements during the three months ended September 30, 2001. For the nine months ended September 30, 2001, $52,000, or 12% of total revenue, was attributable to sales of software and related products. The remaining $397,000, or 88%, was attributable to data and video conversion services. For the period ended September 30, 2000, $39,000, or 68% of total revenue, was attributable to sales of software and related products. The remaining $18,000, or 32%, was attributable to video conversion services. Substantially all of the Company's revenue has been derived from customers in the United States.

Total gross margin was negative $(137,000), or (30)% of total revenue, for the nine months ended September 30, 2001 compared to $31,000, or 56% of total revenue, for the period ended September 30, 2000. The decrease in total gross margin was primarily due to the excess capacity within the Company's service delivery function. For the nine months ended September 30, 2001, sales of software and related products resulted in gross margins of 51% and the provision of data and video conversion services resulted in negative gross margins of (41%). For the period ended September 30, 2000, sales of software and related products resulted in gross margins of 39% and the provision of video conversion services resulted in gross margins of 91%. The Company plans to increase its revenue, and therefore expects expenses in this category to also increase substantially.

Selling, general and administrative expenses for the nine months ended September 30, 2001 were $4.4 million compared to $1.4 million for the period ended September 30, 2000. The increase in these expenses is for the reasons described above. Selling, general and administrative expenses for the nine months ended September 30, 2001 consisted primarily of $3.1 million for salaries and related benefits for employees not directly related to the production of revenue, $449,000 in professional fees, $331,000 for general office expenses, $288,000 for travel, $249,000 of facilities costs, and $24,000 for leased equipment. Should the Company secure additional funding, it plans to increase its sales and marketing efforts and, to a lesser extent, continue to build its infrastructure and, therefore, expects expenses in this category to increase significantly.

Research and development expenses for the nine months ended September 30, 2001 were $502,000 compared to a nominal amount for the period ended September 30, 2000. The increase was due to the development of software tools and products that facilitate the conversion and migration of data from legacy media to current technology, convert analog content to multiple digital formats, and manage and reformat digital content on demand.

Depreciation and amortization expense was $1.2 million for the nine months ended September 30, 2001 compared to $62,000 for the period ended September 30, 2000. Amortization expense consisted of amortization of the excess cost of the media services operations over the fair value of the net assets acquired and other intangible assets. Depreciation expense consisted of depreciation of furniture, equipment, software and improvements. The increase in these expenses was primarily attributable to the assets acquired in conjunction with the acquisition of the media services operations in October 2000.

Consulting fees for the period ended September 30, 2000 consisted of a non-cash charge of $1.9 million as discussed above. This consultant rendered no consulting services during the nine months ended September 30, 2001.

Interest expense was $14,000 for the nine months ended September 30, 2001 compared to $69,000 for the period ended September 30, 2000. Interest expense represented interest on the notes payable. The outstanding balance on these notes was $200,000 and $800,000 as of September 30, 2001 and 2000 respectively.

Other expense for the period ended September 30, 2000 includes a break-up fee and legal expenses, aggregating $245,000, as discussed above.

FINANCIAL CONDITION

The Company's principal sources of liquidity have been its cash reserves received from a private placement completed by the Company in June and July 2001 and from cash received from operations. At September 30, 2001, the Company had $356,000 of cash and cash equivalents.

The Company used net cash of $3.0 million in operating activities during the nine months ended September 30, 2001 compared to $979,000 for the period beginning February 1, 2000 (commencement of operations) to September 30, 2000. This increase was primarily due to the acquisition of the media services operations in October 2000, the addition of several key senior managers, and the creation of a sales and marketing department.

The Company used net cash of $631,000 in investing activities during the nine months ended September 30, 2001, which consisted of $303,000 for capital expenditures, $299,000 for software development costs and $29,000 for other investing activities. For the period ended September 30, 2000, the Company used net cash of $656,000 in investing activities, which consisted of $263,000 for capital expenditures, a $300,000 investment in an unrelated company, and $93,000 for other investing activities. The Company expects capital expenditures to be approximately $1.0 million during the next twelve months.

Financing activities provided net cash of $1.5 million during the nine months ended September 30, 2001 due to the sale of 863,000 shares of common stock and warrants to purchase 863,000 shares of common stock. Financing activities for the period ended September 30, 2000 provided net cash of $1.8 million, of which $800,000 was proceeds received from notes payable and $977,000 was received from the sale of 488,000 shares of common stock.

It is expected that the Company's principal uses of cash will be to provide working capital, to finance capital expenditures and product development, and for other general corporate purposes. The amount of spending in each respective area will be dependent upon the total capital available to the Company.

The current level of cash flows from operating activities are not sufficient to enable the Company to continue to operate and to execute its business strategy. As a result, the Company is seeking additional capital. In the interim, the Company is managing its investments in infrastructure based on its current cash position and the cash flow generated from operations. Additionally, in October 2001, the Company further reduced its operating expenses by eliminating certain positions and relocating the corporate offices. The Company anticipates having sufficient cash to continue operations through 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. If the Company is successful in raising additional capital, the Company anticipates that its operating expenses will increase over the next 12 months as it accelerates execution of its business strategy. There can be no assurance that additional capital will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may seek other means to gain cash flow flexibility.

As of September 30, 2001, the Company had liquid assets (cash and cash equivalents and accounts receivable) of $625,000 and current assets of $907,000. These assets were primarily derived from operating and financing activities.

Long-term assets of $7.9 million at September 30, 2001, consisted primarily of the excess of cost over fair value of the media services assets acquired of $4.8 million, software and intellectual property of $1.4 million, property and equipment of $1.3 million, and software development costs of $300,000.

Current liabilities of $2.7 million at September 30, 2001 consisted of $789,000 of accounts payable; $291,000 of accrued expenses; $568,000 of accrued expenses to employees, of which $168,000 is payable to an employee upon the closing of an offering of securities which raises gross proceeds of at least $5.0 million, and $400,000 of bonuses payable to select employees; $576,000 of deferred revenue on projects currently in process; $200,000 of notes payable due on demand; $160,000 for the current portion of a note payable to an employee that was assumed upon the acquisition of the media services operations and $146,000 of accrued vacation.

The Company's working capital deficit was $1.8 million as of September 30, 2001 for the reasons described above.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS -
            The Company is not subject to any material legal proceedings.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

In June and July 2001, the Company sold to six accredited investors, an aggregate of 30.3 units in a private placement, each unit consisting of 25,000 shares of unregistered common stock and warrants to purchase 25,000 shares of unregistered common stock at an exercise price of $3.00 per share. The Company received aggregate proceeds of $1.5 million from this offering. The Company intends to use the net proceeds from this private placement primarily for sales and marketing expenses; research and development; the purchase of equipment; and working capital and general corporate purposes. Such transaction was effected pursuant to Rule 506 under the Securities Act of 1933, as amended.

ITEM 5.     OTHER INFORMATION

In October 2001, Jean Reiczyk and Saeed Karim resigned from their respective positions as chief executive officer and president/chief operating officer of the Company. Mr. Reiczyk will remain as Chairman of the Board of Directors. Chief technology officer, Dr. Jay Yogeshwar, has been appointed president, and Timothy Petry, chief financial officer, has been appointed chief operating officer. In addition, Don Maggi, a director of the Company, has been appointed lead director and acting chief executive officer.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

                  The following exhibits are filed herewith:

                  (a)   Exhibits
                               None

                  (b)   Current Reports on Form 8-K or 8-K/A
                               None.

                              SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 12, 2001                   FRONT PORCH DIGITAL INC.

                                            By: /s/ Donald Maggi
                                                -------------------------------
                                                 Donald Maggi
                                                 Chief Executive Officer
                                                 (principal executive officer)


                                            By: /s/ Timothy M. Petry
                                                -------------------------------
                                                 Timothy M. Petry
                                                 Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer)