Form 10KSB
period 2001-12-31
FRONT PORCH DIGITAL INC
filed 2002-04-15
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the Fiscal Year Ended: December 31, 2001

[ ] Transition Report UNDER Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from _______________ to _______________

                        Commission File Number: 333-16031

                            FRONT PORCH DIGITAL INC.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                    86-0793960
----------------------------------------       -------------------------------
      (State or other jurisdiction                      (IRS employer
   of incorporation or organization)                 identification no.)

     20000 Horizon Way, Suite 120
        Mount Laurel, New Jersey                            08054
----------------------------------------       -------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (856) 439-9950
                                 --------------
                (Issuer's telephone number, including area code)

    Securities registered pursuant to             Name of each exchange on
     Section 12(b) of the Act:  None          which registered:  Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001
          ------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      --

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 2001 were $1,132,154.

The aggregate market value of shares of the Company's common stock held by non-affiliates as of March 28, 2002 was $14,089,000 based upon the average bid and asked prices of the Company's common stock on the OTC Bulletin Board on March 28, 2002. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 28, 2002, there were 26,474,176 shares of common stock of the registrant outstanding. The registrant's common stock currently trades on the OTC Bulletin Board under the symbol "FPDI."

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               ---      ---

         WHEN USED IN THIS REPORT, THE WORDS "BELIEVES", "ANTICIPATES", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Front Porch Digital Inc. is a leader in the conversion, preservation and management of analog and digital content, including text, images, audio, graphics, video and rich media. The Company has developed proprietary software products and performs services that convert content into digital formats for subsequent storage and on-demand delivery in the same or other formats or digital platforms. This software, based on proprietary and patent-pending technology, enables a new paradigm in the way broadcasters, content owners, and medical, education and law enforcement personnel manage their workflow - a shift from tape-oriented warehousing to a fully-digital, instant access automated archive. With additional expertise in providing onsite, offline data management services for tape and optical assets, the Company believes it is uniquely positioned to enable clients to preserve, protect and manage information assets.

DIGITAL MEDIA SOLUTION

         The Company has developed proprietary and patent-pending technologies and methodologies that address the large and rapidly expanding market for converting, managing and distributing digital audio, video and other rich media content. Management believes its end-to-end software-based solution is unique in the industry as it enables the large-scale conversion of analog or digital video to a broadcast quality, standards-based digital format for storage and re-purposing using only a single capture of content. The Company's solution is an adaptable and scalable system that simplifies the client's workflow, reduces production costs and enables new revenue streams.

         Compared to traditional hardware-based production models that are costly and difficult to scale and that typically require multiple captures of the source material to convert content, the Company's software-based production model decouples the processes of capture, compression, indexing, archiving and delivery. Once content is captured, it is encoded into a broadcast quality digital master that can be converted into one or many formats of the client's choice on demand, without any additional captures from the source material. With content digitized and stored in a digital media archive system, clients gain the ability to catalog, index, browse, format, archive and distribute content easily and cost-effectively via multiple digital delivery platforms, including broadband, Internet/intranet, broadcast/cable/satellite television, ATV/HDTV and DVD. Through compression and other process techniques, the Company's solution also minimizes clients' digital media storage requirements.

         The Company believes the inevitable movement toward the digitization of content will significantly increase the demand for services and software that enable the conversion of content to formats that are viable for digital storage and distribution. According to Perey Research, the entire streaming media market, which includes content conversion (capture, hardware and software infrastructure), network access and transport services, and related services, such as installation and support, will reach $22 billion per year by 2004. Several factors spanning industry segments, applications and horizontal and vertical markets are driving growth in the digital marketplace, including:

o  Technological change and media obsolescence.
o  Demand for new applications.
o  Entertainment and media.
o  E-Learning / Distance learning.
o  Streaming media.
o  Demand for Broadband and Video-on-Demand (VOD).
o  Document and Image Management.

Management believes these factors provide a significant opportunity for the Company to convert non-digitized content to digital formats that may then easily be accessed, browsed, indexed, managed and distributed, as well as to redistribute current content that is already in a digitized format.

ENTERPRISE DATA MEDIA SOLUTION

         The Company's enterprise data media solutions (EDMS) group has over ten years experience in performing large-scale tape and optical data archive, conversion and storage engagements for Fortune 1000 companies and governmental agencies. The EDMS group differentiates itself by developing software solutions that enable conversions to be completed in a highly-automated and cost-effective manner either on the client's premises or offsite in the Company's secure production facility. Performing offline conversions, which is believed to be a unique competency of the Company, avoids over-burdening a client's IT systems and employees, and accelerates the conversion process, providing reduced costs and improved productivity. The EDMS group has further reverse-engineered data storage and compression algorithms for numerous Fortune 1000 companies that would otherwise be dependent on proprietary, and thus frequently very costly, vendor solutions.

         The EDMS group has also developed particular expertise and core competencies in the management of data within three key applications that depend heavily on information accessibility, availability, protection and distribution: check imaging, medical imaging and document management, as well as the extraction and migration of data stored on optical platters.

         Representative customers of the EDMS group have included Bank of America, Fleet Bank, PNC Bank, State of Washington, US Census Bureau, Zurich Insurance, First Union Financial, Intel, State of Ohio, University of Colorado and Wells Fargo.

         It is estimated that over 85% of the cumulatively stored data in the world today is in non-digitized formats, such as film, microfiche or analog tape. Further, driven by a rapid increase in information gathering, as well as the need for quicker access tools for the collection, retrieval, analysis and management of this information, companies that have previously used film, microfiche and analog audio, video, and tape, are increasingly digitizing and storing their data in digital formats. Other significant market drivers accelerating the movement towards the digitization of information include shortened technology lifecycles and device obsolescence, the eminent degradation of storage media and regulatory requirements, as well as the potential risk of system failures causing downtime or data loss.

The movement toward the digitization of data creates an enormous increase in the demand for digital storage. International Data Corporation (IDC) forecasts that spending for worldwide storage services will exceed $40 billion in 2003. Management believes these trends provide a significant opportunity for the Company.

BUSINESS STRATEGY

         The Company's strategy is to establish itself as a leading product and service provider in the emerging market for digital information asset management, including the conversion and formatting of text, images, audio, graphics and video from any format to any other format, for access via any digital platform, including broadband, Internet, DVD and HDTV.

         The Company seeks to capitalize on its proprietary technologies and the breadth of its service offerings, which it believes are the most comprehensive offered by any digital information asset management company, to become the preferred provider of information management products and services to large corporate and governmental agencies worldwide. To accomplish its goals, the Company intends to execute the following:

      o Adapt its enterprise data media service offerings and package future digital media products and services for distribution primarily through strategic partners via licensing and/or reseller agreements. Supporting collateral materials, product training programs and customer service and support systems are being developed in conjunction with the service offerings to support the Company's distribution strategy.

      o Extend migration and conversion service offerings to generate recurring revenue streams by providing ongoing digital information asset management services. These products and services will be offered directly by the Company or indirectly through partners and/or through licensing programs.

      o Rapidly develop distribution channels by expanding strategic alliance partnerships that leverage the partners' established market presences, leading to accelerated revenue growth and extended sales opportunities to both the Company and the partner.

      o Orient strategic partners, selected on the basis of synergistic products and services, toward selected tier one systems integrators, hardware manufacturers, entertainment, media, content management, storage, software companies and other organizations. Management believes strategic partners will want to resell the Company's products and services because they enhance the partner's value proposition to customers and extend the partner's revenue potential.

      o Add sales and marketing teams to support the Company's partnering strategy and to execute direct selling activities in selected vertical markets.

      o Develop comprehensive marketing, promotional and other cooperative sales support programs on a corporate-wide and direct-channel basis. In conjunction with these programs, the Company is developing product-positioning strategies to support market penetration of the Company's products and services and adoption of its intellectual property as an industry standard.

      o Foster public awareness of both the Company and the significant issues associated with digital asset management by co-sponsoring seminars, symposia and industry events, and presenting original materials at user conferences, technical symposia and standards forums.

      o Scale internal delivery capabilities by adding certified project managers or, in some cases, strategic partners with delivery and project management service capabilities and resources. Partners with these capabilities will likely be used in establishing initial distribution channels outside the United States.

      o Launch initial digital media products and continue to develop highly flexible, software driven products. Unlike competing hardware-based products, the Company's software-based solutions easily accommodate new features, are re-configurable to conform to other system interfaces and are believed to be less costly to produce, deliver and operate.

      o Continue to develop intellectual property assets to support domestic and international expansion through enhanced product offerings. The Company intends to disseminate its intellectual property within a protected but open environment to encourage the adoption of its intellectual property as an industry standard.

RESEARCH AND DEVELOPMENT

         The Company maintains a research and software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans.

         The Company utilizes and builds upon existing intellectual property in digital media management and distribution and digital multimedia areas. In the area of digital media software, the Company is working on the development of original intellectual property tools that address application programming interfaces (APIs) for tape media, optical disk, tape and optical libraries and autoloaders, tape images on disk, tape and disk operational classes, components and test utilities. The Company is also working on the development of digital audiovisual software and storage and streaming applications covering DVD, Internet/Intranet, digital cable, broadcast digital television, datacasting and wireless transmission.

         The Company intends to create products that are complementary to the products of its strategic partners and to provide core technologies that have not been applied to products in other fields. In all cases, the Company will attempt to develop products that are standards based, have a proven strong market need and are based on the following architectural principles:

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

         Developing new technology, products and services is complex and involves uncertainties. There can be no assurance that the Company's development efforts will be successful.

         For the year ended December 31, 2001, the Company incurred $657,000 of research and development expenses. For the period ended December 31, 2000, the Company incurred $296,000 of research and development expenses.

MARKETING AND DISTRIBUTION

         The Company's solutions are primarily targeted toward tier one enterprises in nine target market segments worldwide. The Company intends to focus its direct sales forces on the leading organizations in these sectors and will attempt to develop a significant indirect marketing channel to reach the middle and lower tier segments. The Company's business strategy is based on building global sales channels, with a focused approach on partnering with media manufacturers and suppliers, storage and server hardware manufacturers and vendors, master resellers and value-added distributors and systems integrators.

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

CUSTOMERS

         The Company's recently-acquired EDMS group has an established customer base of over 600 worldwide companies and government agencies. Combined with the customer base of the recently introduced Digital Media Solution the Company's customers span a broad spectrum of disciplines, including financial institutions, utilities, engineering, manufacturing, energy, entertainment, education, law enforcement, and governmental agencies.

         In 2001, revenue from a large national bank accounted for 46% of the Company's total revenue, while Storage Technology Corporation ("Storagetek") and a third customer accounted for 17% and 16%, respectively. In 2000, revenue from StorageTek accounted for 46% of the Company's total revenue, and two other customers each accounted for 14%. Revenue from these customers are not considered to be significant recurring sources of revenue for the Company.

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

         The Company expects its competitors to continue to improve the design and performance of their products. Competitors may develop future generations of competitive products that will offer superior price or performance features or technologies that may render the Company's products or services less competitive or obsolete. Increased competitive pressures could also lead to lower prices for the Company's products or services, thereby adversely affecting the Company's business and results of operations.

         The Company's primary competition comes from customers' in-house IT departments, which may choose a "do-it-yourself" approach. Management expects that in-house competition will continue to be significant. There are, however, other vendors and service providers that compete with the Company. However, management believes the solutions currently offered by these vendors are limited in scope and fragmented relative to the products and services offered by the Company.

EMPLOYEES

         As of March 29, 2002, the Company employed 25 persons on a full-time basis, of which four were executive management, three were in finance and administration, four were in sales and marketing, seven were in research and development, and seven were in engineering and delivery.

         None of the Company's employees is subject to a collective bargaining agreement and the Company is not aware of any efforts to unionize any employees. The Company believes its labor relations are good.

DEVELOPMENT OF BUSINESS

         On May 2, 2000, the Company acquired 100% of the outstanding equity securities of Front Porch Digital Inc., a Delaware corporation formed in February 2000 ("Front Porch"). Because the Company conducted no business operations and had only nominal assets prior to such acquisition, this transaction is commonly referred to as a "reverse acquisition" in which all of the capital stock of Front Porch was effectively exchanged for a controlling interest in the Company, which was a publicly-held "shell" corporation. In connection with that transaction, the Company changed its name to Front Porch Digital Inc.

         In October 2000, the Company acquired the media services group of StorageTek. In connection with this acquisition, the Company acquired intellectual property, fixed assets and the majority of the personnel of such group. This acquisition enabled the Company to commence operations in its current line of business.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive offices are located in Mount Laurel, New Jersey where the Company leases 4,000 square feet of office space through September 2006. The New Jersey site also includes the digital media solutions group and research and development facilities, as well as most of the infrastructure functions, including financial accounting, purchasing, and facilities and information management systems. The Company also leases 23,000 square feet of office and production space in Houston, Texas through August 2004 for the Enterprise Data Media Solutions group and delivery service operations.

         At December 31, 2001, aggregate lease payments under the Mount Laurel, New Jersey and Houston, Texas leases through the end of the lease terms were $220,000 and $307,000, respectively.

ITEM 3. LEGAL PROCEEDINGS

The Company is not subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "FPDI." Prior to May 2, 2000, the date on which the reverse acquisition with Front Porch occurred, the Company's common stock traded under the symbol EICM and there was no active market for trading of the Company's common stock. The following table sets forth the high and low bid prices for the Company's common stock for each fiscal quarter beginning May 2000 through December 31, 2001 as reported by the National Quotation Bureau.

         The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

          Period ended December 31, 2000                HIGH BID    LOW BID
                                                        --------    -------
          Second Quarter (beginning on May 2, 2000)      $7.75       $1.00
          Third Quarter ..............................    9.31        3.44
          Fourth Quarter .............................    6.19        3.22

          Year ended December 31, 2001

          First Quarter ..............................   $4.19       $2.97
          Second Quarter .............................    3.98        1.83
          Third Quarter ..............................    2.95        1.05
          Fourth Quarter .............................    1.50        0.40

         At December 31, 2001, there were 475 record holders of the Company's common stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

         The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

         For those investors who participated in the Company's initial private placement during 2000, in November 2001, the Company offered for each share purchased in that private placement, a two-year warrant to purchase one share of common stock at $.50 per share in exchange for the agreement of such investors to restrict the transfer of the original shares through October 31, 2002. During 2002, 1,089,550 warrants were issued in conjunction with this offer.

         For those investors who participated in the Company's private placement during 2001, in November 2001, the Company offered for each share and warrant purchased in that private placement, an additional 1.666 shares of the Company's unregistered common stock in exchange for the return and cancellation of one warrant. During 2002, 645,575 shares were issued and 387,500 warrants were canceled in conjunction with this offer.

         In March 2002, the Company issued 100,000 shares of unregistered common stock to Jean Reiczyk, the Company's former Chairman and Chief Executive Officer in lieu of salary and in satisfaction of amounts owed to him.

         In March 2002, in conjunction with the termination of the consulting agreement with the Armand Group, Inc. the Company has agreed to issue 100,000 shares of unregistered common stock to the Armand Group, Inc.

         In March 2002, the Company issued 400,000 shares of unregistered common stock to an individual investor upon which the Company received aggregate proceeds of $50,000.

         In March and April 2002, the Company issued $500,000 aggregate principal amount of convertible secured notes to two investors. The notes have a one year term, bear interest at the rate of 7% per annum, which is payable on a quarterly basis, and are secured by all assets of the Company. The notes are convertible into a number of shares of common stock of the Company equal to 14% of the outstanding shares of common stock at any time at the option of the note holders, subject to certain anti-dilution adjustments for the one-year term.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE PERIOD ENDED DECEMBER 31, 2000

         Prior to May 2, 2000, the Company generated no significant revenue and accumulated no significant assets. On May 2, 2000, the Company acquired 100% of the outstanding equity securities of Front Porch. This transaction was commonly referred to as a "reverse acquisition" in which all of the capital stock of Front Porch was effectively exchanged for a controlling interest in the Company, which was a publicly-held "shell" corporation. For financial reporting purposes, Front Porch was considered the acquirer in such transaction. As a result, the historical operating results of the Company for any period prior to May 2, 2000 are not presented. The following information includes the results of operations of Front Porch for the period beginning February 1, 2000.

         The following discussion and analysis of financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that offset the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         REVENUE. Total revenue for the current year of $1.1 million is an increase of $933,000, or 468%, compared to total revenue of $199,000 for the period ended December 31, 2000. This increase is attributable to the revenue generated from the provision of data and video conversion services, which has increased $743,000, or 599%, over the year ago period due to several data conversion engagements that began in the third and fourth quarters of 2001. In addition, revenue from the sale of software and related products for the current year has increased $190,000, or 253%, over the year ago period due to the introduction of the Company's suite of video software solutions late in the third quarter of 2001. Substantially all of the Company's revenue has been derived from customers in the United States.

         GROSS MARGIN. The gross margin of $175,000, or 20% of service revenue, generated from the provision of data and video conversion services during the current year was below the Company's anticipated gross margin due to the excess capacity that existed within the Company's service delivery function through the middle of the third quarter of 2001, when several new data conversion engagements began, increasing the utilization of this function. As a result, the gross margin from these conversion services as a percentage of service revenue for the first and second quarters of 2001 was negative (107%) compared to 65% for the third and fourth quarters of 2001. The negative gross margin of $(83,000), or (67%) of service revenue, generated from the provision of data and video conversion services during the year ago period was primarily attributable to one significant project that was implemented using a new methodology which resulted in additional development time.

         For the year ended December 31, 2001, sales of software and related products resulted in gross margins of $141,000, or 53% of product revenue, compared to $28,000, or 37%, for the period ended December 31, 2000. This increase is due to the introduction of the Company's suite of video software solutions late in the third quarter of 2001. The Company plans to increase substantially its sales of software and related products, and therefore expects expenses in this category also to increase substantially.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2001 were $5.3 million compared to $2.6 million for the period ended December 31, 2000. The increase in these expenses was primarily related to SG&A expenses of the media services operations, which was acquired in October 2000, the addition of several key senior managers, and the creation of a sales and marketing department. SG&A expenses for the year ended December 31, 2001 consisted of $3.6 million for salaries and related benefits for employees not directly related to the production of revenue, $583,000 in professional fees, $456,000 for general office expenses, $315,000 for travel, and $307,000 of facilities costs. SG&A expenses for the period ended December 31, 2000 consisted of $1.3 million for salaries and related benefits for employees not directly related to the production of revenue, $516,000 in professional fees, $350,000 for general office expenses, $186,000 for travel, $135,000 for leased equipment and $127,000 of facilities costs. Should the Company secure additional funding, it plans to increase its sales and marketing efforts and, to a lesser extent, to continue to build its infrastructure and, therefore, expects expenses in this category to increase significantly.

         RESEARCH AND DEVELOPMENT. The Company maintains a software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. During the fourth quarter of 2000, the Company began to devote more resources to the development of software tools and products that facilitate the conversion and migration of data from legacy media to current technology, convert analog content to multiple digital formats, and manage and reformat digital content on demand. As a result, research and development expenses have increased to $657,000 for the year ended December 31, 2001 from $296,000 for the period ended December 31, 2000.

         DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of the excess cost of the media services operations over the fair value of the net assets acquired and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was $2.5 million for the year ended December 31, 2001 and $405,000 for the period ended December 31, 2000. The increase in these expenses was primarily attributable to the additional assets acquired in conjunction with the acquisition of the media services operations in October 2000. In addition, during the fourth quarter of 2001, the Company revised its estimate of expected future cash flows from operations of the acquired business and recorded a charge of $865,000 to reflect the excess cost over fair value of assets acquired at its estimated fair value.

         EVALUATION OF INTANGIBLES. The Company periodically evaluates the value and future benefits of its intangibles. The Company assesses recoverability from future operations using cash flows from operations of the related acquired business as a measure. Under this approach, the carrying value would be reduced if the Company's best estimate of expected future cash flows of the related business, discounted using the current risk-free rate, would be less than the carrying amount of the intangibles over the remaining amortization period. In the fourth quarter of 2001, the Company revised its estimate of expected future cash flows from operations of the acquired business and recorded a charge of $865,000 to reflect the excess cost over fair value of assets acquired at its estimated fair value. For the period ended December 31, 2000, there was no adjustment to the carrying amount of intangibles resulting from these evaluations.

         CONSULTING EXPENSES. For the period ended December 31, 2000, total consulting expense of $4.8 million consisted of a non-cash charge of $1.2 million recorded in connection with the issuance of 964,362 shares of common stock, $3.1 million recorded in connection with the issuance of warrants to purchase 3,324,696 shares of common stock of the Company, and $524,000 incurred under a consulting agreement. This consultant rendered no consulting services during the year ended December 31, 2001.

         INTEREST EXPENSE. Interest expense was $18,000 for the year ended December 31, 2001 compared to $41,000 for the period ended December 31, 2000. Interest expense represented interest on notes payable for money borrowed during 2000. The Company received $800,000 from these notes, of which $600,000 was repaid during 2000. The outstanding balance on these notes was $200,000 as of December 31, 2001 and 2000.

         OTHER EXPENSES. During 2000, the Company purchased 300,000 shares of convertible preferred stock and warrants to purchase 100,020 shares of common stock in a recently established technology company for $300,000. This technology company was unable to obtain sufficient capital and ceased operations during 2001. During the period ended December 31, 2000 the Company wrote off this investment of $300,000, which is included in other expenses in the statement of operations.

         Other expenses for 2000 also included a break-up fee and legal expenses, aggregating $245,000, which was incurred in connection with a proposed acquisition. The Company terminated this proposed acquisition during 2000 and no additional costs have been incurred in connection with this transaction.

         LOSS FROM OPERATIONS. During the year ended December 31, 2001, the Company incurred a loss from operations of $8.1 million. The loss was primarily the result of $5.3 million in selling, general and administrative expenses previously discussed. These expenses were incurred to continue the Company's technology development and begin marketing the Company's new suite of video software solutions.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had $393,000 of cash and cash equivalents. Issuance of common stock has been a principal source of liquidity for the Company. In July 2001, the Company completed a private placement of 30.3 units, each unit consisting of 25,000 shares of unregistered common stock and warrants to purchase 25,000 shares of unregistered common stock at an exercise price of $3.00 per share. These warrants expire on June 30, 2004. The Company received aggregate proceeds of $1.5 million from this offering.

         In March 2002, the Company completed a private placement of 400,000 shares of unregistered common stock. The Company received aggregate proceeds of $50,000 from this offering.

         In March and April 2002, the Company issued $500,000 aggregate principal amount of convertible secured notes to two investors. The notes have a one year term, bear interest at the rate of 7% per annum, which is payable on a quarterly basis, and are secured by all assets of the Company. The notes are convertible into a number of shares of common stock of the Company equal to 14% of the outstanding shares of common stock at any time at the option of the note holders, subject to certain anti-dilution adjustments for the one-year term. The note holders were granted certain rights for the registration of these shares under the Securities Act of 1933, as amended, which requires the Company to register these shares on the earlier of April 2003, or upon the filing of certain registration statements by the Company. The notes contain restrictions, which, among others, prohibit the Company from issuing new debt, paying creditors in excess of specified amounts, or prepaying the notes without the consent of the note holders. In the event the Company raises $2.5 million of equity capital, the Company may deposit into an escrow account an amount equal to the outstanding principal and interest on the notes, at which time all restrictions and liens on the assets of the Company will be released. Upon the sale or liquidation of substantially all of the assets of the Company, or a business combination in which a majority of the issued and outstanding Common Stock of the Company is transferred, the note holders are entitled to receive all outstanding principal and interest on the notes and a liquidation preference equal to three times the amount of such outstanding principal and interest.

         The Company is in the early stages of executing its business strategy and expects to begin numerous new engagements during the next 12 months. This expansion is contingent upon several factors, including available cash resources, the price of its products and services relative to its competitors, and general economic and business conditions, among others.

         The current level of cash flows from operating activities are not sufficient to enable the Company to continue to operate and to execute its business strategy. As a result, the Company is seeking additional capital. In the interim, the Company is managing its investments in infrastructure based on its cash position and the near term cash flow generated from operations. The Company anticipates having sufficient cash to continue operations into the third quarter of 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. If the Company is successful in raising additional capital, the Company anticipates that its operating expenses will increase over the next 12 months as it accelerates execution of its business strategy. There can be no assurance that additional capital will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

         During the year ended December 31, 2001, the gross margin generated from the provision of data and video conversion services was below the Company's anticipated gross margin due to the excess capacity that existed within the Company's service delivery function through the middle of the third quarter of 2001. The Company currently has several engagements in progress and a pipeline of potential business that Management believes will close during 2002. As a result, the Company expects gross margins from the provision of conversion services to increase during 2002.

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

         As of December 31, 2001, the Company had liquid assets (cash and cash equivalents and accounts receivable) of $569,000 and current assets of $826,000. These assets were primarily derived from operations and the private placement completed by the Company in July 2001. Long-term assets of $6.6 million consisted of the excess of cost over fair value of the media services assets acquired during 2000 of $3.7 million, software and intellectual property of $1.6 million and property and equipment of $1.2 million.

         Current liabilities of $3.2 million at December 31, 2001 consisted of $1.1 million of accounts payable; $779,000 of deferred revenue, which consisted of deposits and progress payments received on engagements currently in progress; $474,000 of accrued expenses; $352,000 of accrued expenses to employees, of which $168,000 was payable to an employee upon the closing of an offering that raises gross proceeds of at least $5 million; $200,000 of notes payable due on demand, $160,000 for the current portion of a note payable to an employee that was assumed upon the acquisition of the media services operations and $146,000 of accrued vacation.

         The Company's working capital deficit was $2.4 million as of December 31, 2001 for the reasons described above.

         The Company used net cash of $2.9 million in operating activities during the year ended December 31, 2001 and $2.2 million in operating activities during the period ended December 31, 2000, primarily as a result of the net loss incurred during the periods.

         The Company used net cash of $686,000 in investing activities during the year ended December 31, 2001, of which $395,000 was used for capital expenditures and $261,000 was used for the development of the Company's suite of video software solutions. During the period ended December 31, 2000, the Company used $813,000 in investing activities, of which $500,000 was used for capital expenditures and $300,000 was used for an investment in a technology company that has since ceased operations.

         Financing activities provided net cash of $1.5 million during the year ended December 31, 2001 and $5.5 million during the period ended December 31, 2000, primarily due to the successful completion of private placements in July 2001 and October 2000, respectively.

FINANCIAL INSTRUMENTS

         A summary of the Company's estimated required payments for financial instruments as of December 31, 2001 are presented below:

                                 2002      2003      2004      2005      2006
                               --------  --------  --------  --------  --------
Total debt                     $360,000  $160,000  $424,000      $-0-      $-0-
Operating lease obligations     180,000   167,000   124,000    51,000    38,000
                               --------  --------  --------  --------  --------
                               $540,000  $327,000  $548,000   $51,000   $38,000
                               ========  ========  ========  ========  ========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of this statement become effective for the Company beginning January 1, 2002 and are required to be applied to all goodwill and other intangible assets recognized in the Company's financial statements at the date of adoption. At that time, goodwill will no longer be amortized, but will be tested for impairment annually. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement would be reported as resulting from a change in accounting principle. During the first half of 2002, the Company will perform the first of the required impairment tests of goodwill. The Company has not yet determined what effect, if any, this initial test will have on the Company's financial position or results of operations. As a result of the adoption of SFAS No. 142, all amortization of goodwill as a charge to earnings ($791,000 in 2001) will be eliminated.

ITEM 7. FINANCIAL STATEMENTS

         The report of independent auditors and the Company's financial statements and associated notes are included in Part III, Item 13. of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following sets forth the name, age and position of each director and executive officer of the Company as of March 29, 2002:

NAME               AGE    POSITION(S)
---------------    ---    -----------------------------
Donald Maggi       42     Chief Executive Officer and Director
Jay Yogeshwar      39     President and Chief Technology Officer
Kenneth Lynch      36     Controller and Chief Financial Officer
Giancarlo Gaggero  63     Senior Vice President of Media Technologies
Kenneth Beaudry    43     Senior Vice President of Worldwide Sales and Services
Daniel Coetsier    46     Director


All directors serve for one year and until their successors are elected and qualified and, unless otherwise noted, have served as a director during the entire fiscal year ended December 31, 2001 through the date of this report. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the officers and directors.

MANAGEMENT AND BOARD OF DIRECTORS

Information concerning the executive officers and directors of the Company is set forth below.

DONALD MAGGI. Mr. Maggi, a consultant to the Company, has been acting Chief Executive Officer of the Company since December 2001 and a Director of the Company since May 2000. Since February 1998, Mr. Maggi has been President and principal shareholder of Intertainment, Inc., an interactive entertainment service company that creates marketing and promotional opportunities for various Fortune 500, entertainment and technology companies. From 1995 to December 1997, Mr. Maggi was Vice President of Left Bank Organization, an entertainment company.

DR. JAY YOGESHWAR. Dr. Yogeshwar has been President of the Company since October 2001 and Chief Technology Officer of the Company since October 2000. Dr. Yogeshwar was a founder and the Chairman of the Board and Chief Executive Officer of Front Porch, and became Chairman and Chief Executive Officer of the Company in May 2000 in connection with the acquisition of Front Porch by the Company. From 1996 to February 2000, Dr. Yogeshwar was Chief Executive Officer and principal shareholder of Front Porch Video, Inc., a provider of system design services to the digital media marketplace.

KENNETH LYNCH. Mr. Lynch has been Chief Financial Officer of the Company since February 2002 and Controller of the Company since January 2001. From February 1997 to January 2001, Mr. Lynch was a Manager and Senior Manager with Ernst & Young LLP.

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

DANIEL COETSIER. Mr. Coetsier has been a Director of the Company since December 2000. Since March 2001, Mr. Coetsier has been President of European Operations at ManagedStorage International. From March 2000 to March 2001, Mr. Coetsier was the President of ManagedStorage International. From December 1997 to March 2000, Mr. Coetsier was General Manager of the European Solutions Business Group of StorageTek. From June 1996 to November 1997, Mr. Coetsier was a Managing Director of AT&T Corporation in its Added Value Services Business group. From October 1995 to May 1996, Mr. Coetsier was a Program Director of AT&T Corporation within the Added Value Services Business group.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon its review of the copies of such forms furnished to it during the year ended December 31, 2001, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner, except for the Form 5 reports as follows (all such transactions have since been reported to the SEC on Form 5 reports filed in March, 2002): Form 5 reports for Jean Reiczyk (former Chairman of the Board of Directors and Chief Executive Officer), Dr. Giancarlo Gaggero, Saeed Karim (former President and Chief Operating Officer), Timothy Petry (former Chief Financial Officer), Kenneth Beaudry, Dr. Jay Yogeshwar and Daniel Coetsier.

         Except as disclosed, the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to
Section 16(a) during the year ended December 31, 2001 that has not been filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth compensation paid by the Company for services rendered to each person who served as the Company's Chief Executive Officer during the years ended December 31, 2001, 2000 and 1999, and to the Company's four most highly compensated executive officers during the years ended December 31, 2001, 2000 and 1999 other than the Chief Executive Officer. The Company appointed Donald Maggi as acting Chief Executive Officer, effective December 1, 2001. Jean Reiczyk served as Chairman and Chief Executive Officer from October 3, 2000 through November 30, 2001.

Summary Compensation Table

                                                                                          Long Term
                                                                                         Compensation
                                                           Annual Compensation              Awards
                                                 ------------------------------------    ------------
                                                                            Other         Securities
                                                                            Annual        Underlying        All Other
                                      Fiscal      Salary      Bonus      Compensation      Options/       Compensation
                                       Year        ($)         ($)            ($)          SARs (#)            ($)
                                      ------     --------    ---------   ------------    ------------     ------------
Donald Maggi                   /1/     2001          $-0-         $-0-           $-0-              -0-            $-0-
  Chief Executive                      2000          $-0-         $-0-           $-0-              -0-            $-0-
  Officer                              1999          $-0-         $-0-           $-0-              -0-            $-0-

Jean Reiczyk                   /2/     2001      $ 86,667         $-0-           $-0-          636,188            $-0-
  Chairman and CEO                     2000          $-0-         $-0-           $-0-              -0-            $-0-
                                       1999          $-0-         $-0-           $-0-              -0-            $-0-

Jay Yogeshwar                  /3/     2001      $149,958         $-0-           $-0-           15,950            $-0-
  President/CTO                        2000      $104,167     $376,271           $-0-              -0-            $-0-
                                       1999          $-0-         $-0-           $-0-              -0-            $-0-

Susan M. Grant                /4/      2001          $-0-         $-0-           $-0-              -0-            $-0-
  President\CEO                        2000          $-0-         $-0-           $-0-              -0-            $-0-
                                       1999          $-0-         $-0-           $-0-              -0-            $-0-

Saeed Karim                    /5/     2001      $150,000         $-0-           $-0-          177,762        $194,000
  President\COO                        2000       $30,000         $-0-           $-0-          500,000            $-0-
                                       1999          $-0-         $-0-           $-0-              -0-            $-0-

Timothy Petry                  /6/     2001          $-0-         $-0-           $-0-              -0-            $-0-
  Chief Financial                      2000          $-0-         $-0-           $-0-              -0-            $-0-
  Officer                              1999          $-0-         $-0-           $-0-              -0-            $-0-

Giancarlo Gaggero              /7/     2001      $141,875      $50,000           $-0-           15,950            $-0-
  Sr VP Media                          2000       $32,981         $-0-       $211,899          250,000            $-0-
  Technologies                         1999          $-0-         $-0-           $-0-              -0-            $-0-

Kenneth Beaudry                /8/     2001      $159,333      $11,646           $-0-           17,013            $-0-
  Sr VP Worldwide                      2000       $26,667         $-0-           $-0-          400,000            $-0-
  Sales & Services                     1999          $-0-         $-0-           $-0-              -0-            $-0-

---------------------

/1/   Mr. Maggi was appointed acting Chief Executive Officer effective December
1, 2001. Mr. Maggi is a shareholder in Intertainment, Inc. which is a consultant to the Company. Mr. Maggi is not compensated directly by the Company. For the year ended December 31, 2001, total consulting fees paid to Intertainment, Inc. was $10,000. Intertainment, Inc. received no fees during 2000 or 1999.

/2/   Mr. Reiczyk is a member of Equity Pier LLC and prior to May 1, 2001 was a consultant to the Company and was not compensated directly by the Company. For the period ended December 31, 2000, total consulting expense of $4.8 million paid to Equity Pier consisted of the non-cash charge of $1.2 million recorded in connection with the issuance of 964,362 shares of common stock, the $3.1 million expense recorded in connection with the issuance of warrants to purchase 3,324,696 shares of common stock of the Company, and $524,000 incurred under a consulting agreement. Mr. Reiczyk's employment contract with the Company, which became effective during 2001, provided for an annual salary of $250,000, and options to purchase shares of the Company's common stock. Mr. Reiczyk resigned from the Company effective November 30, 2001.

/3/   Dr. Yogeshwar served as Chief Executive Officer of the Company beginning on May 2, 2000 upon the acquisition of Front Porch, until October 2, 2000.

/4/   Ms. Grant was the Chief Executive Officer of the Company prior to the acquisition of Front Porch on May 2, 2000.

/5/   Mr. Karim's employment with the Company began in October 2000. The amount set forth under "All Other Compensation" consists of $194,000 that was accrued to Mr. Karim upon his resignation as President and Chief Operating Officer of the Company in October 2001. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" below for additional details of Mr. Karim's "All Other Compensation."

/6/   Mr. Petry is a shareholder in the Armand Group, which, prior to March 1,
2002, was a consultant to the Company. Mr. Petry was not compensated directly by the Company. For the year ended December 31, 2001, total consulting fees paid to the Armand Group was $178,216. In addition, options to purchase 519,947 shares of common stock of the Company were granted to the Armand Group in 2001 as compensation for the services of Mr. Petry. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" below for additional details of the consulting agreement with the Armand Group. For the period ended December 31, 2000, total consulting fees paid to the Armand Group was $255,000. The Armand Group received no fees during 1999.

/7/   Dr. Gaggero's employment with the Company began in October 2000. The
Company has a note payable to Data Strategies International, Inc ("DSI") of $955,862. DSI is a corporation controlled by Dr. Gaggero. This note is payable based on a percentage of the Company's revenue, ranging between 2% and 3%, not to exceed $955,862. In the event the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand. During the period ended December 31, 2000, Dr. Gaggero received $211,899 as payment on this note, which has been included in other annual compensation shown above. No payments were made on this note by the Company during 2001.

/8/   Mr. Beaudry's employment with the Company began in November 2000.

EMPLOYEE BONUS PLAN

         In March 2001, the Board of Directors adopted the Front Porch Digital Inc. Employee Bonus Plan ("the Bonus Plan") to promote the interests of the Company and its shareholders by permitting the Company to award bonuses in cash or in shares of its Common Stock to key employees in order to reward such employees for their successful efforts in attaining objectives beneficial to the growth and profitability of the Company and to retain their services. The Company has reserved 2,000,000 shares, subject to adjustment, of Common Stock for issuance under the Bonus Plan. The Bonus Plan will terminate on March 31, 2006, except that the Board of Directors may terminate the Bonus Plan (except with respect to any outstanding bonus awards) at an earlier date.

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

         Any eligible employee whose employment has terminated for any reason other than death prior to the end of the bonus measurement period may remain eligible for a full or prorated bonus, or may forfeit his bonus in its entirety, in accordance with such terms as may be set for such bonus from time to time by the Board of Directors or the Compensation Committee. Bonuses payable will be paid to the estate of designee of any eligible employee who has died after termination of employment but before payment of the bonus award. In the event that any eligible employee's employment is terminated either (i) for cause, or
(ii) without the consent of the Company, his eligibility for a bonus under the Bonus Plan shall terminate in whole immediately upon termination of employment. If an eligible employee dies while he is employed by the Company or any of its subsidiaries, his estate or designee shall be eligible to receive a prorated bonus. Bonus rights are not transferable otherwise than by will or the laws of descent and distribution.

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

EQUITY INCENTIVE PLAN

         In May 2000, the Company adopted the Front Porch Digital Inc. 2000 Equity Incentive Plan (the "Option Plan") for the purpose of attracting, retaining and maximizing the performance of executive officers and key employees and consultants. The Company has reserved 6,000,000 shares of Common Stock for issuance under the Option Plan. The Option Plan has a term of ten years. The Option Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights and restricted stock awards. The Option Plan is administered by a Compensation Committee of the Board of Directors (the "Compensation Committee"). The exercise price for non-statutory stock options may be equal to or more or less than 100 percent of the fair market value of shares of Common Stock on the date of grant. The exercise price for incentive stock options may not be less than 100 percent of the fair market value of shares of Common Stock on the date of grant (110 percent of fair market value in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of the Company's issued and outstanding shares of Common Stock).

Options granted under the Option Plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who old more than ten percent of the voting power of the Company's Common Stock) and generally vest over a three-year period. Options generally terminate three months after the optionee's termination of employment by the Company for any reason other than death, disability or retirement, and are not transferable by the optionee other than by will or the laws of descent and distribution.

         The Option Plan also provides for grants of stock appreciation rights ("SARs"), which entitle a participant to receive a cash payment, equal to the difference between the fair market value of a share of Common Stock on the exercise date and the exercise price of SAR. The exercise price of any SAR granted under the Option Plan will be determined by the Board of Directors in its discretion at the time of the grant. SARs granted under the Option Plan may not be exercisable for more than a ten-year period. SARs generally terminate one month after the grantee's termination of employment by the Company for any reason other than death, disability or retirement. Although the Board of Directors has the authority to grant SARs, it does not have any present plans to do so.

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

         The following table lists individual grants of stock options made during the Company's last completed fiscal year as compensation for services rendered as an officer of the Company:

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                        Number of
                       Securities        % of Total Options
                       Underlying            Granted to
                        Options             Employees in      Exercise price   Market Price   Expiration
     Name              Granted(#)          Fiscal Year /1/       ($/Share)     on Grant Date     Date
----------------      ------------       ------------------   --------------   -------------  ----------
Jean Reiczyk            500,000     /2/        36.2%              $4.00           $3.19         9/30/10
                        125,000     /2/         9.1%              $2.00           $3.19         9/30/10
                         11,188     /3/         .8%                $.70           $1.40         9/30/04

Jay Yogeshwar            15,950     /3/         1.2%               $.64           $1.28         9/30/04

Saeed Karim             100,000     /3/         7.2%              $2.00           $1.23        10/31/02
                         66,667     /3/         4.8%              $4.00           $1.23        10/31/02
                         11,095     /3/         .8%                $.76           $1.52         9/30/04

Timothy Petry             -0-       /4/

Giancarlo Gaggero        15,950     /3/         1.2%               $.64           $1.28         9/30/04

Kenneth Beaudry          17,013     /3/         1.2%               $.64           $1.28         9/30/04

----------------

/1/   Based upon options to purchase a total of 1,381,197 shares granted by the
Company to employees and directors of the Company during the year ended December 31, 2001.

/2/   One third of these options were scheduled to vest and become exercisable on each of October 1, 2001, 2002 and 2003. These options were forfeited upon the resignation of Mr. Reiczyk in November 2001.

/3/   These options vested and became exercisable immediately.

/4/   Mr. Petry is a shareholder in the Armand Group, which, prior to March 1,
2002, was a consultant to the Company. Mr. Petry was not compensated directly by the Company. During 2001, the Armand Group was granted options to purchase 400,000 shares of common stock of the Company with an exercise price of $4.00 per share and options to purchase 100,000 shares of common stock of the Company with an exercise price of $2.00 per share. The market price of the Company's common stock was $3.19 on the date these options were granted. At the time of, and in connection with the termination of this consulting agreement, options to purchase 66,667 shares of the Company's common stock at $2.00 per share and options to purchase 266,667 shares of the Company's common stock at an exercise price of $4.00 per share had vested. These options will expire on May 29, 2002. The remaining options were forfeited. The Armand Group was also granted options to purchase an additional 19,947 shares of common stock of the Company with an exercise price of $.64. These options vested and became exercisable immediately, and expire September 30, 2004. The market price of the Company's common stock was $1.28 on the date these options were granted.

         AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 2001
                       AND DECEMBER 31, 2001 OPTION VALUES

                                                            Number of Securities          Value of Unexercised
                                                           Underlying Unexercised             In-the-money
                                                                Options at                     options at
                               Shares         Value           December 31, 2001             December 31, 2001
                             Acquired on    Realized           Exercisable/                   Exercisable/
Name                        Exercise (#)      ($)              Unexercisable                Unexercisable /1/
-----------------           ------------    --------      ------------------------      -----------------------
Don Maggi                       -0-           -0-                160,000/0                     $65,600/$0
Jean Reiczyk                    -0-           -0-                 11,188/0                      $2,694/$0
Jay Yogeshwar                   -0-           -0-                 15,950/0                      $4,996/$0
Saeed Karim                     -0-           -0-                177,762/0                      $2,449/$0
Timothy Petry /2/               -0-           -0-                   0/0                           $0/$0
Giancarlo Gaggero               -0-           -0-              99,283/166,667                   $4,996/$0
Kenneth Beaudry                 -0-           -0-             150,346/266,667                   $5,329/$0

-----------------------

/1/   Potential unrealized value is calculated as the fair market value at
December 31, 2001 ($.91 per share on the OTC-BB), less the option exercise price, times the number of shares.

/2/   Mr. Petry is a shareholder in the Armand Group, which, prior to March 1,
2002, was a consultant to the Company. Mr. Petry was not compensated directly by the Company. As of December 31, 2001, the number of securities underlying unexercised options held by the Armand Group consisted of options to purchase 186,613 shares of the Company's common stock, which were exercisable, and options to purchase 333,334 shares of the Company's common stock, which were not exercisable. As of December 31, 2001, the value of unexercised in-the-money options held by the Armand Group consisted of $6,248 relating to options that were exercisable and $-0- relating to options that were not exercisable. During 2001, no shares were acquired on exercise by the Armand Group.

COMPENSATION OF DIRECTORS

         The Company's policy is to grant outside directors of the Company (non-employees, non-consultants) options to purchase 10,000 shares of common stock per year for each year during which they serve as a director. The exercise price of such options is 100% of the fair market price on the date of grant. Actual out-of-pocket expenses incurred by outside directors in the performance of services for the Company are reimbursed.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

         Certain of the Company's executive officers whose compensation is required to be reported in the Summary Compensation Table are parties to written employment agreements with the Company as follows:

         JAY YOGESHWAR. The Company entered into a three-year employment agreement with Jay Yogeshwar on December 1, 2000. Under the terms of this agreement, Dr. Yogeshwar currently serves as President and Chief Technology Officer of the Company. The Company will pay Dr. Yogeshwar an annual base salary of $150,000 during the term of this agreement. Dr. Yogeshwar is eligible to receive bonus compensation of $168,000 payable within thirty days of the closing date of an equity offering in which the Company receives gross proceeds of at least $5,000,000. Dr. Yogeshwar is also eligible for additional bonuses at the discretion of the Board of Directors.

         GIANCARLO GAGGERO. The Company entered into a three-year employment agreement with Giancarlo Gaggero on October 11, 2000. Under the terms of the agreement, Dr. Gaggero currently serves as Senior Vice President of Media Technologies of the Company. The Company will pay Dr. Gaggero an annual base salary of $150,000 during the term of this agreement. Dr. Gaggero is eligible to receive bonus compensation of 40% of his base salary if certain goals are achieved; provided, however, that the minimum annual bonus will not be less than $50,000. Dr. Gaggero was also granted options to purchase 250,000 shares of the Company's common stock at $2.00 per share. These options vest in three equal annual installments, with the first installment vesting on October 11, 2001, and expire October 11, 2005.

         KENNETH BEAUDRY. On October 31, 2000, the Company entered into a three-year employment agreement with Kenneth Beaudry. Under the terms of the agreement, Mr. Beaudry currently serves as Senior Vice President of Worldwide Sales and Services of the Company. The Company will pay Mr. Beaudry an annual base salary of $160,000 during the term of this agreement. Mr. Beaudry also is eligible to receive bonus compensation of 40% of his base salary if certain goals are achieved, and to receive an additional bonus for achievements in excess of certain goals. Mr. Beaudry was also granted options to purchase 100,000 shares of the Company's common stock at $2.00 per share and 300,000 shares of the Company's common stock at $4.00 per share. These options vest in three equal annual installments, with the first installment vesting on November 1, 2001, and expire November 5, 2005.

         TIMOTHY PETRY. On May 1, 2001, the Company entered into a one-year consulting agreement with Timothy Petry, on behalf of the Armand Group, which agreement was terminated by the Company effective February 28, 2002. Mr. Petry is a shareholder in the Armand Group and was not compensated directly by the Company. Under the terms of the agreement, Mr. Petry served as Chief Operating Officer and Chief Financial Officer of the Company. The Company paid the Armand Group a monthly consulting fee of $15,633 during the term of this agreement. The Armand Group was also granted options to purchase 100,000 shares of the Company's common stock at $2.00 per share and options to purchase 400,000 shares of the Company's common stock at $4.00 per share. At the time of, and in connection with, the termination of this agreement, options to purchase 66,667 shares of the Company's common stock at $2.00 per share and options to purchase 266,667 shares of the Company's common stock at an exercise price of $4.00 per share had vested. These options will expire on May 29, 2002.

         JEAN REICZYK. The Company entered into a three-year employment agreement with Jean Reiczyk effective May 1, 2001. Under the terms of the agreement, Mr. Reiczyk was to receive an annual salary of $250,000, and options to purchase shares of the Company's common stock. Mr. Reiczyk resigned from the Company effective November 30, 2001 and the contract has been terminated.

         SAEED KARIM. In October 2001, the Company and Saeed Karim, its then President, Chief Operations Officer and a Director, entered into a separation agreement and release. Under the terms of the agreement, Mr. Karim is to receive shares of common stock of the Company worth $14,000 and the continuation of medical benefits for Mr. Karim and his spouse for a period not to exceed one year. In addition, unvested options to purchase 100,000 shares of the Company's common stock at $2.00 per share and options to purchase 66,667 shares of the Company's common stock at $4.00 per share were vested. These options will expire on October 31, 2002. In the event the Company elects to reprice any equivalent, currently outstanding employee stock options, or to cancel any such employee stock options and issue new employee stock options in exchange, the options vested under this agreement will also be repriced or exchanged. As part of this agreement, the Company has retained Mr. Karim as a consultant to the Company beginning October 31, 2001 and ending on the date on which Mr. Karim has obtained full-time employment, but not before April 30, 2002 or after October 31, 2002. In consideration of the consulting services provided, the Company will pay Mr. Karim $15,000 per month in cash or common stock at the option of the Company. During the time that Mr. Karim is being paid as a consultant, Mr. Karim has agreed not to compete directly or indirectly with the Company and not to solicit or encourage any employee of the Company to leave the employ of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 29, 2002 regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock of the Company; (ii) each director of the Company and the executive officers of the Company whose compensation is required to be reported in Item 10 of this Report, and (iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

                           Beneficial Stock Ownership
                              As of March 29, 2002

                                                             Number of Shares     Percent of
                                                              Beneficially        Outstanding
Name                    Address                                 Owned /1/         Shares /2/
---------------         ----------------------------         ----------------     -----------
Storage                 One StorageTek Drive                      6,512,351            24.2%  /3/
 Technology             Louisville, CO  80028
 Corporation

Equity Pier LLC         1140 Pearl Street                         5,094,116            17.0%  /4/
                        Boulder, CO  80301

Jean Reiczyk            Case postale 55                           5,205,304            17.4%  /5/
                        CH 1239 Collex
                        Switzerland

Jay Yogeshwar           Front Porch Digital Inc.                  2,048,950             7.7%  /6/
                        20000 Horizon Way, Suite 120
                        Mount Laurel, NJ  08054

Rice Opportunity Fund   666 Dundee Rd. Suite 1901                 2,520,000             8.7%  /7/
LLC                     Northbrook, IL 60062

Irl Nathan              8235 Douglas Ave. Suite 1100              1,800,000             6.4%  /8/
                        Dallas, TX 75225

Saeed Karim                                                         182,762                *  /9/

Timothy Petry                                                       375,468             1.4%  /10/

Giancarlo                                                           102,508                *  /11/
 Gaggero

Kenneth Beaudry                                                     152,346                *  /12/

Donald Maggi                                                        160,000                *  /13/

Daniel Coetsier                                                      10,000                *  /14/


All Executive Officers and Directors as a Group                    9,244,596           29.9%
(10 persons)

-------------------------------
*     Constitutes less than 1%

/1/   Includes any options or warrants to purchase shares that are presently exercisable or exercisable within 60 days.

/2/   All percentages are calculated based upon a total of 26,474,176 shares outstanding as of March 29, 2002, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are presently exercisable or exercisable within 60 days.

/3/   Represents 6,088,636 shares owned of record by Storage Technology
Corporation and 423,715 additional shares that Storage Technology Corporation has the right to receive if 1,450,000 shares owned by certain shareholders are not repurchased by the Company.

/4/   Represents 1,644,420 shares owned of record by Equity Pier LLC and presently exercisable warrants to purchase 125,000 shares at $3.00 per share and 3,324,696 shares at $2.00 per share.

/5/   Represents 100,000 shares held directly and 1,644,420 shares held indirectly through Equity Pier LLC. Also includes presently exercisable options to purchase 11,188 shares at $.70 per share held directly; and presently exercisable warrants to purchase 125,000 shares at $3.00 per share, and warrants to purchase 3,324,696 shares at $2.00 per share which become exercisable as of March 1, 2002, held indirectly through Equity Pier LLC. Mr. Reiczyk is a member of Equity Pier LLC.

/6/   Represents 2,033,000 shares owned of record by Dr. Yogeshwar and presently exercisable options to purchase 15,950 shares at $.64 per share.

/7/   Represents the shares issuable upon the conversion of $300,000 aggregate principal amount of notes, which is presently convertible.

/8/   Represents the shares issuable upon the conversion of $200,000 aggregate principal amount of notes, which is presently convertible.

/9/   Represents 5,000 shares owned of record by Mr. Karim and presently exercisable options to purchase 100,000 shares at $2.00 per share, 66,667 shares at $4.00 per share and 11,095 shares at $.76 per share.

/10/ Represents 22,188 shares held directly, and presently exercisable options to purchase 19,947 shares at $.64 per share, 66,666 shares at $2.00 per share and 266,667 shares at $4.00 per share, held indirectly through the Armand Group. Mr. Petry is a shareholder of the Armand Group.

/11/ Represents 3,225 shares owned of record by Dr. Gaggero and presently exercisable options to purchase 15,950 shares at $.64 per share and 83,333 shares at $2.00 per share.

/12/ Represents 2,000 shares owned of record by Mr. Beaudry and presently exercisable options to purchase 17,013 shares at $.64 per share, 33,333 shares at $2.00 per share and 100,000 shares at $4.00 per share.

/13/ Represents presently exercisable options and warrants to purchase 160,000 shares at $.50 per share.

/14/ Represents presently exercisable options to purchase 10,000 shares at $4.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2000, the Company leased computer equipment on a month-to-month basis from Formal System America (FSAI). Rent expense on this lease was $120,000 for the period ended December 31, 2000. This lease was terminated in December 2000. The Company also leased office space from FSAI on a month-to-month basis through November 2001. Rent expense on this lease was $118,000 for the year ended December 31, 2001 and $122,000 for the period ended December 31, 2000. Certain shareholders of FSAI are also shareholders of the Company.

         In June 2000, the Company retained the Armand Group to provide financial consulting and investment banking advisory services to the Company, including providing the services of a member of the firm as the Company's Chief Financial Officer and Chief Operating Officer. On February 28, 2002, the Company terminated the consulting agreement with the Armand Group. During 2001 and 2000, the Company paid the Armand Group $188,000 and $55,000 respectively, in consulting fees and $200,000 in 2000 in connection with the acquisition of the media services operations. A shareholder in the Armand Group is also a shareholder of the Company.

         In August 2000, the Company issued to Equity Pier LLC ("Equity Pier"), 4,635,866 shares of common stock. Of these shares, 964,362 were issued in consideration of consulting services previously rendered by Equity Pier to the Company. These consulting services included the implementation of corporate policies, attracting key senior managers, establishing corporate headquarters and assisting in the development of the Company's business strategy. As a result, the Company recorded a non-cash charge to consulting expense of $1,157,000 in the third quarter of 2000. The remaining 3,671,504 shares issued to Equity Pier were issued in consideration of a nominal cash payment and a promissory note from Equity Pier in the principal amount of approximately $4,400,000. The Company also entered into a consulting agreement with Equity Pier pursuant to which Equity Pier agreed to render consulting services to the Company for the 45-month period beginning October 1, 2000 in consideration of fixed monthly payments by the Company. The services to be provided under this agreement included the continuation of those objectives discussed previously, as well as the integration and transition of the media services operations into the Company, creation of the Board of Directors, formation of strategic alliances and participation in the sales process, among others. In February 2001, as a result of the Company's reduced need for the consulting services of Equity Pier, and in recognition of the services already provided by Equity Pier, the Company and Equity Pier formalized a plan to terminate the consulting agreement. In addition, (i) Equity Pier agreed to return 3,324,696 shares of common stock of the Company as payment of the remaining balance on the promissory note, which was deemed to be satisfied in full, and (ii) the Company issued warrants to Equity Pier to purchase an aggregate of 3,324,696 shares of common stock of the Company for a purchase price of $2.00 per share as compensation for consulting services performed during 2000. These warrants became exercisable in March 2002 and expire in February 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements:

                                                                           Page

Balance Sheet as of December 31, 2001                                       F-1

Statement of Operations                                                     F-2
for the year ended December 31, 2001 and for the period from February 1, 2000 (commencement of operations) to December 31, 2000

Statement of Stockholders' Equity                                           F-3
for the year ended December 31, 2001 and for the period from February 1, 2000 (commencement of operations) to December 31, 2000

Statement of Cash Flows                                                     F-4
for the year ended December 31, 2001 and for the period from February 1, 2000 (commencement of operations) to December 31, 2000

Notes to Financial Statements                                               F-5

Report of Independent Auditors                                              F-23

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

(a)(2)   Exhibits

   Exhibit
   Number      Title of Document
   -------     -----------------------------------------------------------------
     2.1       Agreement  and Plan of  Reorganization  dated  as of May 2,  2000
               among  the  Company,   Susan  M.  Grant,   Front  Porch  and  the
               Stockholders of Front Porch (incorporated by reference to the exhibit of the same number filed with the Company's Form 8-K filed on May 16, 2000).

     3.1 Articles of Incorporation dated as of April 10, 1995 (incorporated by reference to the exhibit of the same number filed with the Company's Form SB-2 registration statement filed on November 13, 1996).

     3.2 Certificate of Amendment to the Articles of Incorporation dated as of August 22, 1996 (incorporated by reference to the exhibit of the same number filed with the Company's Form SB-2 registration statement filed on November 13, 1996).

     3.3 Certificate of Amendment to Articles of Incorporation dated as of March 12, 1998 (incorporated by reference to Exhibit 3.1 filed with the Company's Form 8-K filed on March 27, 1998).

     3.4 Certificate of Amendment to Articles of Incorporation dated as of April 12, 2000 (incorporated by reference to the exhibit of the same number filed with the Company's Form 10-KSB report for the period ended December 31, 2000 filed on April 2, 2001).

     3.5 Certificate of Amendment to Articles of Incorporation dated as of May 1, 2000 (incorporated by reference to Exhibit 2 filed with the Company's Form 10-QSB report for the quarter ended June 30, 2000 filed on August 15, 2000).

     3.6 By-Laws of the Company dated as of May 8, 1995 (incorporated by reference to the exhibit of the same number filed with the Company's Form SB-2 registration statement filed on November 13,
               1996).

     4.1 Form of 7% Convertible Secured Note dated as of March 28, 2002 and April 10, 2002.

     4.2 Security Agreement dated as of March 28, 2002 between the Company and Rice Opportunity Fund LLC and Irl Nathan.

    10.1 Registration Rights Agreement dated as of October 10, 2000 by and between the Company and Storage Technology Corporation (incorporated by reference to Exhibit 10.2 filed with the Company's Form 8-K filed on October 26, 2000).

    10.2 Employment Agreement dated as of October 11, 2000 between the Company and Giancarlo Gaggero (incorporated by reference to Exhibit 10.3 filed with the Company's Form 8-K filed on October 26, 2000).

    10.3 Employment Agreement dated as of October 30, 2000 between the Company and Kenneth Beaudry (incorporated by reference to exhibit
               10.5 filed with the Company's Form 10-QSB report for the quarter ended September 30, 2000 filed on November 14, 2000).

    10.4 Employment Agreement dated as of December 1, 2000 between the Company and Jay Yogeshwar (incorporated by reference to exhibit
               10.8 filed with the Company's Form 10-KSB report for the period ended December 31, 2000 filed on April 2, 2001).

   Exhibit
   Number      Title of Document
   -------     -----------------------------------------------------------------
    10.5       2000 Equity Incentive Plan dated as of May 2, 2000  (incorporated by reference to exhibit 10.9 filed with the Company's Form 10-KSB report for the period ended December 31, 2000 filed on April 2,
               2001).

    10.6 Employee Bonus Plan dated as of March 20, 2001 (incorporated by reference to exhibit 10.10 filed with the Company's Form 10-KSB report for the period ended December 31, 2000 filed on April 2,
               2001).

    10.7 Registration Rights Agreement dated as of October 10, 2000 between the Company and Equity Pier LLC (incorporated by reference to exhibit 10.11 filed with the Company's Form 10-KSB report for the period ended December 31, 2000 filed on April 2,
               2001).

    10.8 Separation Agreement and Release dated as of October 31, 2001 by and between the Company and Saeed Karim.

    23.1       Consent of Ernst & Young LLP

------------------------------

    (b) Current Reports on Form 8-K or 8-K/A

The Company filed a Current Report on Form 8-K dated March 1, 2002 announcing the termination of its consulting agreement with the Armand Group, Inc. and the concurrent resignations of Timothy Petry as an officer and director of the Company, and the resignation of Jean Reiczyk, Thomas Sweeney and Robert Kocol as directors of the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Front Porch Digital Inc.

                                       By:      /s/ Donald Maggi
                                           -------------------------------------
                                           Donald Maggi
                                           Chief Executive Officer
                                           Dated April 10, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date                              Title
--------------                              -----
/s/ Donald Maggi                            Director
------------------------------              and Chief Executive Officer
Donald Maggi                                (principal executive officer)
April 10, 2002


/s/ Kenneth Lynch                           Chief Financial Officer (principal
------------------------------              financial and accounting officer)
Kenneth Lynch
April 10, 2002

/s/ Daniel Coetsier                         Director
------------------------------
Daniel Coetsier
April 10, 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            Front Porch Digital Inc.

                                  Balance Sheet

                                December 31, 2001

ASSETS
Current assets:
    Cash and cash equivalents                                      $    393,439
    Accounts receivable                                                 175,249
    Other current assets                                                257,391
                                                                   ------------
Total current assets                                                    826,079

Property and equipment, net                                           1,239,809

Software development costs                                              261,245

Software and intellectual property, net of accumulated
    amortization of $284,000                                          1,366,284
Excess cost over fair value of net assets acquired, net of
    accumulated amortization of $1,810,000                            3,740,801
Other assets                                                             32,044
                                                                   ------------
Total assets                                                       $  7,466,262
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Current portion of note payable--employee                      $    160,000
    Notes payable                                                       200,000
    Accounts payable                                                  1,092,384
    Accrued expenses                                                    473,790
    Accrued expenses--employee                                          352,000
    Accrued vacation                                                    146,202
    Deferred revenue                                                    779,200
                                                                   ------------
Total current liabilities                                             3,203,576

Note payable--employee, net of current portion                          583,963

Stockholders' equity:
    Preferred stock, nonvoting, $.001 par value,
       5,000,000 shares authorized, none issued or outstanding             --
    Common stock, $.001 par value; 50,000,000 shares authorized,
       25,655,120 shares issued and outstanding                          25,655
    Additional paid-in capital                                       20,353,532
    Accumulated deficit                                             (16,700,464)
                                                                   ------------
Total stockholders' equity                                            3,678,723
                                                                   ------------
Total liabilities and stockholders' equity                         $  7,466,262
                                                                   ============


SEE ACCOMPANYING NOTES.                                                      F-1

                            Front Porch Digital Inc.

                            Statements of Operations


                                                                    FEBRUARY 1,
                                                                       2000
                                                                 (COMMENCEMENT OF
                                                    YEAR ENDED    OPERATIONS) TO
                                                   DECEMBER 31,    DECEMBER 31,
                                                       2001            2000
                                                   ------------    ------------
Revenues:
   Products                                        $    264,904    $     75,024
   Services                                             697,534          31,698
   Services--affiliate                                  169,716          92,449
                                                   ------------    ------------
                                                      1,132,154         199,171

Cost of revenue:
   Products                                             124,346          46,832
   Services                                             692,242         207,611
                                                   ------------    ------------
                                                        816,588         254,443
                                                   ------------    ------------
Gross margin (loss)                                     315,566         (55,272)

Selling, general and administrative expenses          5,295,704       2,636,583
Research and development                                656,607         296,261
Depreciation                                            574,684         152,415
Amortization                                          1,892,024         252,638
Consulting fees                                            --         4,773,331
                                                   ------------    ------------
                                                      8,419,019       8,111,228
                                                   ------------    ------------

Loss from operations                                 (8,103,453)     (8,166,500)

Other income (expense):
   Interest income                                       37,673         135,841
   Interest expense                                     (18,135)        (40,875)
   Other expense                                           --          (545,015)
                                                   ------------    ------------
                                                         19,538        (450,049)
                                                   ------------    ------------
Net loss                                           $ (8,083,915)   $ (8,616,549)
                                                   ============    ============

Weighted average number of common shares
    outstanding--basic and diluted                   25,008,310      17,630,291
                                                   ============    ============

Loss per common share--basic and diluted           $       (.32)   $       (.49)
                                                   ============    ============


SEE ACCOMPANYING NOTES.                                                      F-2

                            Front Porch Digital Inc.

                       Statements of Stockholders' Equity

     Year ended December 31, 2001 and for the period from February 1, 2000
               (commencement of operations) to December 31, 2000

                                                         COMMON STOCK
                                                  -----------------------   ADDITIONAL     SUBSCRIPTION  ACCUMULATED  STOCKHOLDERS'
                                                      SHARES      AMOUNT  PAID-IN CAPITAL   RECEIVABLE     DEFICIT       EQUITY
                                                  -------------------------------------------------------------------------------
Capitalization of Front Porch Digital
    Inc.--February 1, 2000                          9,440,000    $ 9,440   $      --           $(9,240)  $      --     $       200
Recapitalization of Front Porch Digital Inc.        6,400,000      6,400          --              --            --           6,400
Stock option compensation costs                          --         --         180,835            --            --         180,835
Warrants issued in connection with notes payable         --         --          51,000            --            --          51,000
Common stock issued for cash at $2.00 per share,
    net of issuance costs                           2,925,800      2,926     5,418,014            --            --       5,420,940
Contributed shares from shareholders for
    capital restructuring                          (1,613,639)    (1,614)        1,614            --            --            --
Common stock issued to Equity Pier for
    consulting services                             1,311,170      1,311     1,572,093            --            --       1,573,404
Warrants issued to Equity Pier for
    consulting services                                  --         --       3,091,967            --            --       3,091,967
Common stock issued to Storage Technology
    Corporation for acquisition of media
    services operations                             6,088,636      6,089     7,300,274            --            --       7,306,363
Reduction of subscription receivable                     --         --            --             9,240          --           9,240
Net loss                                                 --         --            --              --      (8,616,549)   (8,616,549)
                                                   ----------    -------   -----------          ----     ------------  -----------
Balance, December 31, 2000                         24,551,967     24,552    17,615,797            --      (8,616,549)    9,023,800
Stock option compensation costs                          --         --         934,418            --            --         934,418
Common stock and warrants issued for cash,
    net of issuance costs                             757,500        757     1,460,972            --            --       1,461,729
Common stock issued to employees and consultants      239,664        240       292,391            --            --         292,631
Exercise of options and warrants                      105,989        106        49,954            --            --          50,060
Net loss                                                 --         --            --              --      (8,083,915)   (8,083,915)
                                                   ----------    -------   -----------          ----     ------------  -----------
Balance, December 31, 2001                         25,655,120    $25,655   $20,353,532          $ --     $(16,700,464)   3,678,723
                                                   ==========    =======   ===========          ====     ============  ===========


SEE ACCOMPANYING NOTES.                                                      F-3

                            Front Porch Digital Inc.

                            Statements of Cash Flows


                                                                                            FEBRUARY 1, 2000
                                                                                            (COMMENCEMENT OF
                                                                          YEAR ENDED          OPERATIONS)
                                                                          DECEMBER 31,      TO DECEMBER 31,
                                                                             2001                2000
                                                                   ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(8,083,915)         $(8,616,549)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                       2,466,708              405,053
       Non-cash issuance of common stock to related party                         --            1,157,234
       Non-cash issuance of common stock to employees and
          consultants                                                        292,631                   --
       Non-cash reduction of subscription receivable                              --              345,338
       Investment writedown                                                       --              300,000
       Non-cash consulting expense to related party                               --            3,091,967
       Stock option compensation cost                                        934,418              180,835
       Changes in operating assets and liabilities, net of
          acquisitions:
             Increase in accounts receivable                                (175,249)                  --
             Decrease (increase) in accounts receivable--affiliate           222,410             (222,410)
             Increase in other current assets                               (180,749)             (41,018)
             Increase in accounts payable                                    610,976              481,408
             Increase in accrued expenses                                     97,749              347,481
             Increase in accrued expenses--employee                           84,000              268,000
             Increase in accrued vacation                                     72,248               73,954
             Increase in deferred revenue                                    779,200                   --
             Other                                                             2,311               (3,068)
                                                                   ----------------------------------------
Net cash used in operating activities                                     (2,877,262)          (2,231,775)
                                                                   ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                        (395,490)            (499,756)
Software development costs                                                  (261,245)                  --
Acquisition of business, net of cash acquired                                     --              (13,254)
Purchase of investment                                                            --             (300,000)
Other investing activities                                                   (28,880)                  --
                                                                   ----------------------------------------
Net cash used in investing activities                                       (685,615)            (813,010)
                                                                   ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                                        --              800,000
Repayment of note payable                                                         --             (600,000)
Repayment of note payable--employee                                               --             (211,900)
Proceeds from issuance of common stock                                     1,511,789            5,501,212
                                                                   ----------------------------------------
Net cash provided by financing activities                                  1,511,789            5,489,312
                                                                   ----------------------------------------

Net (decrease) increase in cash and cash equivalents                      (2,051,088)           2,444,527
Cash and cash equivalents at beginning of period                           2,444,527                   --
                                                                   ----------------------------------------
Cash and cash equivalents at end of period                               $   393,439          $ 2,444,527
                                                                   ========================================


SEE ACCOMPANYING NOTES.                                                      F-4

                            Front Porch Digital Inc.

                          Notes to Financial Statements

                                December 31, 2001


1. ORGANIZATION AND BASIS OF PRESENTATION

Front Porch Digital Inc. (the "Company") is in the emerging market of digital information asset management. The Company utilizes a suite of proprietary products and services that enable the conversion of analog and digital content, including text, images, audio, graphics, video and rich media, into other digital formats or platforms. Incorporating software-based methodologies and intellectual property throughout its offerings allows content to be captured, converted, managed and distributed in digital form efficiently and cost effectively.

The Company's customers are primarily located within the United States.

On May 2, 2000, the Company, formerly Empire Communications, Inc., and Front Porch Digital Inc., a Delaware corporation which was formed on February 1, 2000 ("Front Porch"), executed an Agreement and Plan of Reorganization pursuant to which 100% of Front Porch's stock was effectively exchanged for a controlling interest in a publicly held "shell" corporation that concurrently changed its name to Front Porch Digital Inc. This transaction is commonly referred to as a "reverse acquisition." For financial accounting purposes, this transaction has been treated as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization of Front Porch, with no goodwill or other intangible assets recorded.

For financial reporting purposes, Front Porch is considered the acquirer and therefore the historical operating results of Empire Communications, Inc. are not presented. The accompanying financial information includes the results of operations and cash flows of Front Porch for the period beginning February 1, 2000 (commencement of operations).

On October 10, 2000, the Company acquired its media services operations, which performs conversions and migrations of legacy analog data, such as text, documents, microfiche and images, to digitized data on tape and disk. Operating results from the media services operations are included in the Company's operating results beginning October 11, 2000.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. In 2001, the Company incurred losses and negative cash flows from operating activities of $8.1 million and $2.9 million, respectively. The Company has incurred losses since commencement of operations in its current line of business and expects losses to continue in 2002. Further, at December 31, 2001, the Company has a working capital deficit of $2.4 million. These factors create significant uncertainty about the Company's ability to continue as a going concern.

During 2001, the Company focused on completing the development of its products and service offerings that facilitate the distribution of digital video content. The Company also began marketing its suite of data and video solutions to the marketplace and was awarded several new contracts during the third and fourth quarters of 2001. The Company has implemented cash saving measures including the deferral of payment of certain expenses. Management of the Company recognizes that additional resources will be required to continue as a going concern and has been seeking additional sources of capital (See Note 16). Management believes that these actions will enable the Company to obtain sufficient cash to continue as a going concern. However, there can be no assurance that sufficient additional capital will be available on terms that are acceptable to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased, and investments in money market accounts, to be cash equivalents. Cash and cash equivalents consist of cash on hand, cash in money market funds and demand deposit accounts.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the related assets as follows: computer equipment and software--three years, office furniture and equipment--seven years, leasehold improvements--four to ten years.

INTANGIBLES

Amortization of software and intellectual property and the excess cost over fair value of net assets acquired is calculated using the straight-line method over seven years. The Company periodically evaluates the value and future benefits of its intangibles. The Company assesses recoverability from future operations using cash flows from operations of the related acquired business as a measure. Under this approach, the carrying value would be reduced if the Company's best estimate of expected future cash flows of the related business, discounted using the current risk-free rate, would be less than the carrying amount of the intangibles over the remaining amortization period. In the fourth quarter of 2001, the Company revised its estimate of expected future cash flows from operations of the acquired business and recorded a charge of $865,000 to reflect the excess cost over fair value of assets acquired at its estimated fair value. This amount has been included in amortization expense in the accompanying financial statements for the year ended December 31, 2001.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the fee is fixed or determinable, and collectibility is reasonably assured.

Revenue from product sales is recognized upon shipment and the passage of title to the customer.

Revenue under service contracts is recognized when services have been performed and accepted, or on the percentage of completion method of accounting, depending on the nature of the project. The extent of progress toward completion under the percentage of completion method is measured by using the number of sites under the contract that have been completed.

Revenue from software licenses is recognized at the inception of the license term. Revenue for post-contract software maintenance and support arrangements, which are marketed separately, is recorded on a straight-line basis over the support period for multi-year contracts and at the inception of contracts of one year or less.

REVENUE RECOGNITION (CONTINUED)

Revenue from sales transactions, which have multiple elements such as product sales, service contracts and software licenses, is allocated to the various elements based on the relative fair value of each of the elements. Fair value is based on the sales price of the element when sold separately.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product is available for general release to customers, capitalization is ceased, and such previously capitalized costs are amortized over the remaining estimated economic useful life of the product, not to exceed to three years. As of December 31, 2001, $261,000 of software development costs have been capitalized.

INCOME TAXES

The Company utilizes the liability method to determine the provision for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

PER SHARE DATA

The Company reports its earnings (loss) per share in accordance with the Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" ("FAS 128"). Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants and options are omitted from the computations of diluted loss per share because the effect would be antidilutive.

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

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying SFAS No. 123's fair value method to the Company's stock-based award results in pro forma net loss that is not materially different from the amount reported and loss per share that is the same as the amount reported. Pro forma results of operations may not be representative of the effects on reported or pro forma results of operations for future years.

The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method and records expense based on the values determined.

CONCENTRATION OF CREDIT RISK

The Company sells its products and services throughout the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the year ended December 31, 2001, revenues from three customers, each exceeding 10% of total revenue, aggregated 46%, 17%, and 16%, respectively. Accounts receivable from the Company's third largest customer was $95,000 as of December 31, 2001. For the period ended December 31, 2000, revenues from three customers, each exceeding 10% of total revenue, aggregated 46%, 14%, and 14%, respectively. The Company was a subcontractor for its largest customer during 2000, which owned 25% of the Company's outstanding common stock as of December 31, 2000.

PENDING ACCOUNTING CHANGES

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of this statement become effective for the Company beginning January 1, 2002 and are required to be applied to all goodwill and other intangible assets recognized in the Company's financial statements at the date of adoption. At that time, goodwill will no longer be amortized, but will be tested for impairment annually. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement would be reported as resulting from a change in accounting principle. During the first half of 2002, the Company will perform the first of the required impairment tests of goodwill. The Company has not yet determined what effect, if any, this initial test will have on the Company's financial position or results of operations. As a result of the adoption of SFAS No. 142, all amortization of goodwill as a charge to earnings ($791,000 in 2001) will be eliminated.

3. ACQUISITION

On October 10, 2000, the Company acquired substantially all of the assets used in the media services operations of Storage Technology Corporation (StorageTek). In addition, the Company assumed certain liabilities and obligations, including a note payable to an employee. The consideration paid by the Company consisted of $262,000 in cash and 6,088,636 shares of common stock of the Company.

The acquisition was accounted for using the purchase method and, accordingly, the aggregate purchase price, including transaction fees and expenses, has been allocated based on the fair value of the assets acquired and the liabilities assumed.

The unaudited pro forma information set forth below assumes the acquisition of the media services operations had occurred at the beginning of the period from February 1, 2000 (commencement of operations) to December 31, 2000. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time:

          Revenues                                       $  1,640,000
          Net loss                                        (10,371,000)
          Basic and diluted loss per share                       (.59)

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2001, consist of:

          Computer equipment                                $1,321,596
          Software                                             224,557
          Leasehold improvements                               332,565
          Office furniture and equipment                        53,114
                                                            ----------
                                                             1,931,832
          Less accumulated depreciation                        692,023
                                                            ----------
                                                            $1,239,809
                                                            ==========

5. NOTES PAYABLE

During 2000, the Company received $800,000 in proceeds from unsecured notes payable. These notes accrue interest at 9% and are payable on demand. In October 2000, the Company repaid $600,000 of the principal amount of the notes.

In conjunction with the acquisition discussed in Note 3, the Company assumed a non-interest-bearing note payable to an employee in the amount of $956,000. This note is payable based on a percentage of revenue from the media services operations, ranging between 2% and 3% per year, to be payable in full no later than December 31, 2004. In the event the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand. At December 31, 2001, the outstanding balance on this note was $743,963.

6. OTHER EXPENSES

In February 2000, the Company reached an agreement in principle to acquire the outstanding shares of capital stock of Formal Systems America Inc. (FSAI), a corporation formerly engaged in the software re-engineering business. Certain shareholders of FSAI are also shareholders of the Company. The Company subsequently terminated the proposed acquisition of FSAI and agreed to pay a breakup fee and legal expenses, aggregating $245,000, which are included in other expenses for the period ended December 31, 2000.

In May 2000, the Company purchased 300,000 shares of convertible preferred stock, par value $.01, and warrants to purchase 100,020 shares of common stock in a recently established technology company for $300,000. This technology company was unable to obtain sufficient capital and ceased operations during 2001. The Company has written off this investment of $300,000, which is included in other expenses for the period ended December 31, 2000.

7. INCOME TAXES

At December 31, 2001, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $8.2 million that expire between 2007 and 2021. The utilization of the above net operating loss carryforwards is subject to significant limitations under the tax codes due to changes in ownership, and portions may expire prior to utilization.

Significant components of the Company's deferred tax asset as of December 31, 2001 are as follows:

          Deferred tax assets:
              Accrued expenses and other                  $ 1,550,000
              Start-up costs                                1,023,000
              Amortization                                    529,000
              Net operating loss carryforwards              3,098,000
                                                          -----------
          Total deferred tax assets                         6,200,000
          Valuation allowance for deferred tax assets      (6,200,000)
                                                          -----------
          Net deferred tax assets                         $      --
                                                          ===========

Management has recorded a valuation allowance against the entire deferred tax asset, as management does not consider the realization of this asset to be more likely than not. The increase in the valuation allowance during 2001 and the period ended December 31, 2000 was $2,937,000 and $3,263,000, respectively.

8. RETIREMENT PLAN

The Company adopted a 401(k) plan effective January 1, 2001 covering substantially all of its employees. Eligible employees may contribute up to 20% of compensation subject to certain limitations. The Company is obligated to make contributions to the plan equal to 3% of the compensation of all eligible participants. Retirement plan expense for the year ended December 31, 2001 was $75,000.

9. STOCKHOLDERS' EQUITY

In August 2000, certain founding shareholders of Front Porch agreed to restructure the capital of the Company by contributing an aggregate of 1,613,639 shares of common stock of the Company and forfeiting options or warrants to purchase an aggregate of 6,250,000 shares of common stock of the Company.

In October 2000, the Company completed a private placement of 117.032 units, each unit consisting of 25,000 shares of unregistered common stock. The Company received from such offering aggregate net proceeds of $5.4 million after deducting offering costs of $431,000, of which $47,000 was paid to an employee of the Company as compensation for services in conjunction with the private placement.

In July 2001, the Company completed a private placement of 30.3 units, each unit consisting of 25,000 shares of unregistered common stock and warrants to purchase 25,000 shares of unregistered common stock at an exercise price of $3.00 per share. These warrants expire on June 30, 2004. The Company received aggregate proceeds of $1.5 million from this offering.

For those investors who participated in the Company's initial private placement during 2000, in November 2001, the Company offered for each share purchased in that private placement, a two-year warrant to purchase one share of common stock at $.50 per share in exchange for the agreement of such investors to restrict the transfer of the original shares through October 31, 2002. During 2002, 1,089,550 warrants will be issued in conjunction with this offer.

In addition, for each of the investors who participated in the Company's private placement during 2001, in November 2001, the Company offered for each share and warrant purchased in that private placement, an additional 1.666 shares of the Company's common stock in exchange for the return and cancellation of one warrant. During 2002, 645,575 shares will be issued and 387,500 warrants will be canceled in conjunction with this offer.

10. STOCK OPTION PLAN

In May 2000, the Company established an Equity Incentive Plan that provides for the granting of options to key employees, officers and certain individuals to purchase shares of the Company's common stock. The Equity Incentive Plan provides for the issuance of up to 6,000,000 shares of common stock upon exercise of the options. The Company has reserved 6,000,000 shares of common stock to satisfy the requirements of the Equity Incentive Plan. Options intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options may be granted under the Equity Incentive Plan. Outstanding incentive stock options granted under the Equity Incentive Plan vest over three years beginning on the first anniversary of the grant date and are exercisable for a period of not more than ten years from the date of grant. In addition, the Company has granted nonqualified stock options to certain employees of the Company. Such options have been granted with an exercise price below market at the date of grant, vest immediately or over three years beginning on the first anniversary of the grant date, and are exercisable for a period of three to five years. The Company has also granted nonqualified stock options to certain directors and consultants. These options have been granted with an exercise price at or below market at the date of grant, vest immediately, and are exercisable for a period of not more than nine years. During 2001, the Company recognized expense of approximately $557,000 related to stock options granted to employees and directors, and $377,000 related to stock options granted to consultants under this plan. During 2000, the Company recognized expense of approximately $181,000 related to stock options granted to employees and directors under this plan.

A summary of the Company's stock option activity, and related information is as follows:

                                                               WEIGHTED AVERAGE
                                                      SHARES   EXERCISE PRICE
                                                    --------------------------
          Options outstanding, February 1, 2000           --     $     --
          Options granted                            4,245,000       1.85
          Options forfeited/canceled                (2,300,000)       .50
                                                                 ----------
          Options outstanding, December 31, 2000     1,945,000       3.45
          Options exercised                             (5,989)       .01
          Options granted                            1,908,093       3.28
          Options forfeited/canceled                (1,545,000)      3.63
                                                                 ----------
          Options outstanding, December 31, 2001     2,302,104   $   3.19
                                                                 ==========

          Exercisable at December 31, 2000              20,000   $    .50

          Exercisable at December 31, 2001             975,438   $   3.00


The weighted average exercise price for options granted during the year ended December 31, 2001 was $2.58, $3.81, and $1.58 for options whose exercise price
(i) equals, (ii) exceeds, or (iii) is less than the market price of the stock on the grant date, respectively.

The weighted average exercise price for options granted during the period ended December 31, 2000 was $1.16, $4.00, and $3.17 for options whose exercise price
(i) equals, (ii) exceeds, or (iii) is less than the market price of the stock on the grant date, respectively.

A summary of the status of options outstanding at December 31, 2001 follows:

                                         WEIGHTED AVERAGE
                                            REMAINING
   EXERCISE PRICE         OPTIONS        CONTRACTUAL LIFE         OPTIONS
     PER SHARE           OUTSTANDING         IN YEARS            EXERCISABLE
-------------------------------------------------------------------------------
    $ .45 - 1.39            114,603             2.5                114,603
     2.00 - 2.90            796,667             4.0                303,334
     4.00                 1,390,834             6.3                557,501


11. EMPLOYEE BONUS PLAN

In March 2001, the Board of Directors adopted the Front Porch Digital Inc. Employee Bonus Plan ("the Bonus Plan") to promote the interests of the Company and its shareholders by permitting the Company to award bonuses in cash or in shares of its common stock to key employees in order to reward such employees for their successful efforts in attaining objectives beneficial to the growth and profitability of the Company and to retain their services. The Company has reserved 2,000,000 shares, subject to adjustment, of its common stock for issuance under the Bonus Plan. The Bonus Plan will terminate on March 31, 2006, except that the Board of Directors may terminate the Bonus Plan (except with respect to any outstanding bonus awards) at an earlier date. As of December 31, 2001, no shares have been issued under this plan.

12. WARRANTS

In connection with the Plan of Reorganization (the "Plan"), on May 2, 2000, the Company issued warrants in exchange for identical fully vested outstanding warrants of Front Porch, which enable the holders to:

(i) purchase an aggregate of 6,000,000 shares of unregistered common stock of the Company at an exercise price of $0.50 per share. In connection with a capital restructuring of the Company during 2000, 3,000,000 of these warrants have been forfeited. These warrants became exercisable on December 1, 2001 and expire on February 23, 2005. During 2001, 100,000 of these warrants were exercised. The holders of these warrants were granted certain rights for the registration under the Securities Act of 1933, as amended, of the shares of common stock of the Company issuable upon exercise of the warrants;

(ii) purchase an aggregate of 300,000 shares of unregistered common stock of the Company at an exercise price of $1.00 per share. These warrants were issued in connection with notes payable issued by Front Porch and expire on December 31, 2005;

(iii) purchase an aggregate of 1,100,000 shares of unregistered common stock of the Company at an exercise price of $0.50 per share. In connection with a capital restructuring of the Company during 2000, 950,000 of these warrants have been forfeited. These warrants become exercisable in three equal annual installments commencing on February 1, 2001 and expire on February 1, 2005.

In connection with the issuance of the notes payable during 2000 (Note 5), the Company issued warrants that enable the lenders to purchase an aggregate of 800,000 shares of unregistered common stock of the Company for a purchase price of $1.00 per share. 300,000 of these warrants were issued prior to the execution of the Plan. These warrants expire on December 31, 2005. The statement of operations for the period ended December 31, 2000 reflects the amount of the accretion of these notes to their face value in the amount of $51,000.

In connection with the private placement during 2000 (Note 9), the Company issued warrants to placement agents as compensation for the placement agents' services that enable them to purchase an aggregate of 129,500 shares of unregistered common stock of the Company for a purchase price of $2.40 per share. These warrants expire on October 31, 2005. The holders of 28,250 of these warrants were granted certain rights for the registration under the Securities Act of 1933, as amended, of the shares of common stock of the Company issuable upon exercise of the warrants.

In connection with the private placement during 2001 (Note 9), the Company issued warrants to purchase an aggregate of 757,500 shares of unregistered common stock at an exercise price of $3.00 per share. These warrants expire on June 30, 2004.

At December 31, 2001, the Company had the following warrants outstanding for the purchase of its common stock:

     DESCRIPTION                    EXPIRATION DATE      NUMBER OF SHARES ISSUABLE   EXERCISE PRICE
-------------------------------------------------------------------------------------------------------
Issued to original
   Front Porch shareholders           May 2, 2005                 2,900,000              $ .50
                                   February 1, 2005                 150,000              $ .50
Issued in connection
   with notes payable               December 31, 2005               800,000              $1.00
Issued in connection with
   a private placement              October 31, 2005                129,500              $2.40
                                     June 30, 2004                  757,500              $3.00
Issued to Equity Pier in
   exchange for consulting
   services (Note 14)              February 28, 2006              3,324,696              $2.00
                                                         ---------------------------
Total warrants outstanding                                        8,061,696
                                                         ===========================

13. COMMITMENTS

The  Company  has  noncancelable  operating  leases  for  facilities  and office
equipment   that  expire  through  2006.   Future  minimum   rentals  due  under
noncancelable operating leases, as of December 31, 2001 are as follows:

         Year ending December 31
                  2002                                  $180,000
                  2003                                   167,000
                  2004                                   124,000
                  2005                                    51,000
                  2006                                    38,000
                                                        --------
                                                        $560,000
                                                        ========

Rental expense under operating leases, not including month-to-month leases with related parties, was $164,000 and $29,000 in 2001 and 2000, respectively.

The Company has entered into employment contracts with four of its senior employees for periods of three to four years, expiring no later than October 2004. Under the agreements, the covered individuals are entitled to specified salaries over the contract periods. The total estimated future minimum obligation under these contracts as of December 31, 2001 was $1,728,000.

14. CONSULTING AGREEMENT WITH EQUITY PIER LLC

In August 2000, the Company issued to Equity Pier LLC (Equity Pier), 4,635,866 shares of common stock of the Company. Of these shares, 964,362 were issued in consideration of consulting services previously rendered by Equity Pier to the Company. The fair value of these shares of $1,157,000 was recorded as a non-cash charge to consulting expense in the accompanying statement of operations for the period ended December 31, 2000. The remaining 3,671,504 shares were issued in consideration of a nominal cash payment and a promissory note from Equity Pier in the principal amount of approximately $4.4 million.

The Company also entered into a consulting agreement whereby Equity Pier had agreed to render consulting services to the Company for the 45-month period beginning October 1, 2000 in consideration of fixed monthly payments by the Company. Total consulting expense recognized for the period ended December 31, 2000 under this agreement was approximately $524,000.

In February 2001, as a result of the Company's reduced need for the consulting services of Equity Pier and in recognition of the services already provided by Equity Pier, the Company and Equity Pier formalized a plan to terminate the consulting agreement. In addition, (i) Equity Pier agreed to return 3,324,696 shares of common stock of the Company as payment of the remaining balance on the promissory note which is now deemed to be satisfied in full, and (ii) the Company issued warrants to Equity Pier to purchase an aggregate of 3,324,696 shares of common stock of the Company for a purchase price of $2.00 per share as compensation for consulting services performed during 2000. As a result, the Company has taken a non-cash charge to consulting expense of approximately $3.1 million for the period ended December 31, 2000 in connection with these warrants. These warrants become exercisable in March 2002 and expire in February 2006. The return of common stock in satisfaction of the promissory note was recorded by the Company in the December 31, 2000 balance sheet.

The former Chairman and Chief Executive Officer of the Company is also a member of Equity Pier.

15. RELATED PARTY TRANSACTIONS

During 2000, the Company leased computer equipment on a month-to-month basis from FSAI. Rent expense on this lease was $120,000 for the period ended December 31, 2000. This lease was terminated in December 2000. The Company also leased office space from FSAI on a month-to-month basis through November 2001. Rent expense on this lease was $118,000 for the year ended December 31, 2001 and $122,000 for the period ended December 31, 2000. Certain shareholders of FSAI are also shareholders of the Company.

The Company retained an investment banking firm to provide financial consulting and investment banking advisory services to the Company, including providing the services of a member of the firm as the Company's Chief Financial Officer and Chief Operating Officer. During 2001 and 2000, the Company paid the investment banking firm $188,000 and $55,000 of consulting fees, respectively, and $200,000 in 2000 in connection with the acquisition of the media services operations. A shareholder in the investment banking firm is also a shareholder and executive officer of the Company.

16. SUBSEQUENT EVENTS

In March and April 2002, the Company issued $500,000 aggregate principal amount of convertible secured notes to two investors. The notes have a one year term, bear interest at the rate of 7% per annum, which is payable on a quarterly basis, and are secured by all assets of the Company. The notes are convertible into a number of shares of common stock of the Company equal to 14% of the outstanding shares of common stock at any time at the option of the note holders, subject to certain anti-dilution adjustments for the one-year term. The note holders were granted certain rights for the registration of these shares under the Securities Act of 1933, as amended, which requires the Company to register these shares on the earlier of April 2003, or upon the filing of certain registration statements by the Company. The notes contain restrictions, which, among others, prohibit the Company from issuing new debt, paying creditors in excess of specified amounts, or prepaying the notes without the consent of the note holders. In the event the Company raises $2.5 million of equity capital, the Company may deposit into an escrow account an amount equal to the outstanding principal and interest on the notes, at which time all restrictions and liens on the assets of the Company will be released. Upon the sale or liquidation of substantially all of the assets of the Company, or a business combination in which a majority of the issued and outstanding Common Stock of the Company is transferred, the note holders are entitled to receive all outstanding principal and interest on the notes and a liquidation preference equal to three times the amount of such outstanding principal and interest.

In March 2002, the Company issued 400,000 shares of unregistered common stock to an individual investor upon which the Company received aggregate proceeds of $50,000.

                         Report of Independent Auditors

Board of Directors and Stockholders
Front Porch Digital Inc.

We have audited the accompanying balance sheet of Front Porch Digital Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001 and for the period from February 1, 2000 (commencement of operations) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Front Porch Digital Inc. at December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from February 1, 2000 (commencement of operations) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred losses and negative cash flows from operating activities since commencement of operations in its current line of business. Further, the Company has a working capital deficit of $2.4 million at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                       /s/ Ernst & Young  LLP

January 31, 2002
except for Note 16, as to
which the date is April 10, 2002