Form 10QSB
period 2002-03-31
FRONT PORCH DIGITAL INC
filed 2002-05-17
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2002


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2002, 26,923,074 shares of the issuer's common stock, par value $.001, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS --

                            Front Porch Digital, Inc.
                                  Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents ...................................    $    361,336
  Accounts receivable .........................................         261,904
  Other current assets ........................................         431,292
                                                                   ------------
Total current assets ..........................................       1,054,532

Property and equipment, net ...................................       1,100,219

Software development costs ....................................         190,951

Software and intellectual property, net of accumulated
  amortization of $343,000 ....................................       1,307,355
Excess cost over fair value of net assets acquired, net
  of accumulated amortization of $945,000 .....................       3,740,801
Other assets ..................................................          32,044
                                                                   ------------
Total assets ..................................................    $  7,425,902
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of note payable-- employee ..................    $    160,000
  Notes payable ...............................................         550,000
  Accounts payable ............................................       1,272,352
  Accrued expenses ............................................         481,123
  Accrued expenses-- employees ................................         343,000
  Accrued vacation ............................................         141,847
  Deferred revenue ............................................         952,377
                                                                   ------------
Total current liabilities .....................................       3,900,699

Note payable -- employee, net of current portion ..............         583,963

Stockholders' equity:
  Preferred stock, nonvoting, $.001 par value, 5,000,000
    shares authorized, none issued or outstanding; ............              --
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 26,873,614 shares issued and outstanding ......          26,874
    Additional paid-in capital ................................      20,555,072
    Accumulated deficit .......................................     (17,640,706)
                                                                   ------------
Total stockholders' equity ....................................       2,941,240
                                                                   ------------
Total liabilities and stockholders' equity ....................    $  7,425,902
                                                                   ============


SEE ACCOMPANYING NOTES.

                            Front Porch Digital, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                       2002            2001
                                                   ------------    ------------
Revenues:
Products .......................................   $    111,200    $     37,980
Services .......................................        138,986          51,810
Services -- affiliate ..........................             --         169,716
                                                   ------------    ------------
Total revenue ..................................        250,186         259,506

Cost of revenue:
Products .......................................         44,735          17,498
Services .......................................         60,982         227,085
                                                   ------------    ------------
                                                        105,717         244,583
                                                   ------------    ------------
Gross margin ...................................        144,469          14,923
                                                   ------------    ------------

Selling, general and administrative expenses ...        766,234       1,441,573
Research and development .......................        102,849         252,221
Depreciation ...................................        153,096         149,814
Amortization ...................................         58,929         256,756
                                                   ------------    ------------
                                                      1,081,108       2,100,364
                                                   ------------    ------------

Loss from operations ...........................       (936,639)     (2,085,441)

Other income (expense):
Interest income ................................            897          24,106
Interest expense ...............................         (4,500)         (4,500)
                                                   ------------    ------------
                                                         (3,603)         19,606
                                                   ------------    ------------
Net loss .......................................      ($940,242)    ($2,065,835)
                                                   ============    ============

Weighted average number of common shares
  outstanding -- basic and diluted .............     25,959,646      24,566,967
                                                   ============    ============

Loss per common share -- basic and diluted .....         ($0.04)         ($0.08)
                                                   ============    ============


SEE ACCOMPANYING NOTES.

                            Front Porch Digital, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                               2002           2001
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...............................................   ($  940,242)   ($2,065,835)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization ........................       212,025        406,570
  Non-cash issuance of common stock to employees
    and consultants ....................................        83,774             --
  Stock option compensation cost .......................        68,987        201,389
  Changes in operating assets and liabilities:
    Increase in accounts receivable -- affiliates ......            --        (88,453)
    Increase in accounts receivable ....................       (86,655)       (44,338)
    (Increase) decrease in other current assets ........      (173,901)        14,504
    Increase in accounts payable .......................       179,968         22,103
    Increase (decrease) in accrued expenses ............         7,332        (46,162)
    (Decrease) increase in accrued expenses -- employees        (9,000)       100,000
    (Decrease) increase in accrued vacation ............        (4,355)        38,900
    Increase in deferred revenue .......................       173,177             --
    Other ..............................................        83,381         18,533
                                                           -----------    -----------
Net cash used in operating activities ..................      (405,509)    (1,442,789)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ...................................       (13,506)      (155,379)
Software development costs .............................       (13,088)            --
Other investing activities .............................            --        (18,042)
                                                           -----------    -----------
Net cash used in investing activities ..................       (26,594)      (173,421)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable ....       350,000             --
Proceeds from issuance of common stock .................        50,000             --
                                                           -----------    -----------
Net cash provided by financing activities ..............       400,000             --
                                                           -----------    -----------

Net decrease in cash and cash equivalents ..............       (32,103)    (1,616,210)
Cash and cash equivalents, beginning of period .........       393,439      2,444,527
                                                           -----------    -----------
Cash and cash equivalents, end of period ...............   $   361,336    $   828,317
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

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. For the three months ended March 31, 2002, the Company incurred losses and negative cash flows from operating activities of $940,000 and $406,000, respectively. The Company has incurred losses since commencement of operations in its current line of business and expects losses to continue during 2002. Further, at March 31, 2002, the Company has a working capital deficit of $2.8 million. These factors create significant uncertainty about the Company's ability to continue as a going concern.

During 2001, the Company began marketing its suite of data and video solutions to the marketplace and since June 2001, has been awarded new contracts worth approximately $3.9 million. The Company has completed approximately $1.1 million of these contracts through March 31, 2002 and expects to complete the remainder during 2002. Management of the Company recognizes that additional resources will be required to continue as a going concern and has been seeking additional sources of capital. The Company has implemented cash saving measures, including the deferral of payment of certain expenses. Management believes that these actions will enable the Company to obtain sufficient cash to continue as a going concern. However, there can be no assurance that sufficient additional capital will be available on terms that are acceptable to the Company.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal and recurring nature. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the operating results expected for the year ending December 31, 2002.

                            Front Porch Digital, Inc.
                    Notes to Financial Statements (continued)
                                   (Unaudited)

2.   INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company has ceased amortization of all goodwill as of January 1, 2002. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement would be reported as resulting from a change in accounting principle. During the first half of 2002, the Company will perform the first of the required impairment tests of goodwill. The Company has not yet determined what effect, if any, this initial test will have on the Company's financial position or results of operations.

The  Company's  net loss and loss per share for the three months ended March 31,
2001  adjusted  to  exclude  goodwill   amortization  was  $1,868,000  and  $.07
respectively.

3.   NOTES PAYABLE

At March 31, 2002, Notes Payable consisted of:

$744,000 of an unsecured non-interest bearing note payable to an employee.  This note is payable based on a percentage of revenue of certain operations of the Company, ranging between 2% and 3% per year, to be payable in full no later than December 31, 2004. In the event the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand;

$200,000 of unsecured notes payable that bear interest at 9% per annum and are payable on demand;

$350,000 aggregate principal amount of convertible secured notes to two investors. The notes have a one year term, bear interest at the rate of 7% per annum, which is payable on a quarterly basis, and are secured by all assets of the Company. The notes are convertible into a number of shares of common stock of the Company equal to 10% of the outstanding shares of common stock at any time at the option of the note holders, subject to certain anti-dilution adjustments for the one-year term. The note holders were granted certain rights for the registration of these shares under the Securities Act of 1933, as amended, which requires the Company to register these shares on the earlier of April 2003, or upon the filing of certain registration statements by the Company. The notes contain restrictions that, among others, prohibit the Company from issuing new debt, paying creditors in excess of specified amounts, or prepaying the notes without the consent of the note holders. In the event the Company raises $2.5 million of equity capital, the Company may deposit into an escrow account an amount equal to the outstanding principal and interest on the notes, at which time all restrictions and liens on the assets of the Company will be released. Upon the sale or liquidation of substantially all of the assets of the Company, or a business combination in which a majority of the issued and outstanding shares of common stock of the Company is transferred, the note holders are entitled to receive all outstanding principal and interest on the notes and a liquidation preference equal to three times the amount of such outstanding principal and interest. In April 2002, the Company issued an additional $150,000 aggregate principal amount of convertible secured notes to the same two investors with substantially the same terms.

                            Front Porch Digital, Inc.
                    Notes to Financial Statements (continued)
                                   (Unaudited)

4.   SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2002, revenue from two customers, each exceeding 10% of total revenue, aggregated 42% and 39% of total revenue, respectively. At March 31, 2002, these customers accounted for 6% and 32%, respectively, of accounts receivable.

For the three months ended March 31, 2001, revenue from two customers, each exceeding 10% of total revenue, aggregated 65% and 11% of total revenue, respectively. The Company was a subcontractor for its largest customer during the three months ended March 31, 2001, which owned approximately 25% of the outstanding common stock of the Company as of March 31, 2001.

5.   PER SHARE DATA

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

         Any forward-looking statements herein speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         Front Porch Digital Inc. is a leader in the conversion, preservation and management of analog and digital content, including text, images, audio, graphics, video and rich media. The Company has developed proprietary software products and performs services that convert content into digital formats for subsequent storage and on-demand delivery in the same or other formats or digital platforms. This software, which is based on proprietary and patent-pending technology, enables a new paradigm in the way broadcasters, content owners, and medical, education and law enforcement personnel manage their workflow -- a shift from tape-oriented warehousing to a fully-digital, instant access automated archive. With additional expertise in providing onsite, offline data management services for tape and optical assets, the Company believes it is uniquely positioned to enable clients to preserve, protect and manage information assets.

         The Company intends to use these proprietary technologies to accelerate revenue growth and generate positive cash flows. Management has recently focused on (i) completing the development of its products and service offerings that are designed to facilitate the distribution of digital video content, (ii) developing sales and marketing programs to build awareness of the Company's product and service offerings and (iii) building an infrastructure that is capable of effectively meeting anticipated demand for the Company's products and services.

         The Company is in the early stages of executing its business strategy and anticipates beginning numerous new engagements during the next 12 months. This expansion is contingent upon several factors, including the availability of adequate cash resources, the price of its products and services relative to its competitors, and general economic and business conditions, among other factors.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

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

         REVENUE. Total revenue for the three months ended March 31, 2002 of $250,000 is substantially the same as revenue for the three months ended March 31, 2001. Revenue from the sale of software and related products for the current quarter increased $73,000, or 193%, over the year ago period due to the introduction of the Company's suite of video software solutions late in the third quarter of 2001. Revenue generated from the provision of data and video conversion services for the current quarter has decreased $83,000, or 37%, over the year ago period primarily due to delays experienced by customers in providing the data to be converted. Substantially all of the Company's revenue has been derived from customers in the United States.

         GROSS MARGIN. For the three months ended March 31, 2002, revenue generated from the provision of data and video conversion services resulted in gross margins of $78,000, or 56% of service revenue, compared to a gross loss of $6,000, or (2%), for the three months ended March 31, 2001. The gross loss generated from the provision of data and video conversion services during the quarter ended March 31, 2001 was below the Company's anticipated gross margin and resulted from the excess capacity that existed within the Company's service delivery function at that time.

         For the three months ended March 31, 2002, sales of software and related products resulted in gross margins of $66,000, or 60% of product revenue, compared to $20,000, or 54%, for the three months ended March 31, 2001. This increase was due to the introduction of the Company's suite of video software solutions late in the third quarter of 2001.

         The Company plans to increase substantially its sales of software and related products and services, and therefore expects costs of revenue also to increase substantially.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2002 were $766,000 compared to $1.4 million for the three months ended March 31, 2001. The decrease in these expenses was primarily related to an overall reduction in employee headcount, including the elimination of certain positions; the closing of the office in Boulder, Colorado; and the relocation of the New Jersey office to a smaller facility. SG&A expenses for the three months ended March 31, 2002 consisted of $550,000 for salaries and related benefits for employees not directly related to the production of revenue, $77,000 in professional fees, $59,000 of facilities costs, $41,000 for general office expenses, and $39,000 for travel. SG&A expenses for the three months ended March 31, 2001 consisted of $907,000 for salaries and related benefits for employees not directly related to the production of revenue, $126,000 in professional fees, $80,000 of facilities costs, $154,000 for general office expenses, $151,000 for travel, and $24,000 for leased equipment. Should the Company secure additional funding, it plans to increase its sales and marketing efforts and, to a lesser extent, to continue to build its infrastructure and, therefore, expects expenses in this category to increase significantly.

         RESEARCH AND DEVELOPMENT. The Company maintains a software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. During the first quarter of 2001, the Company focused its development efforts on the completion of software tools and products that facilitate the conversion and migration of data from legacy media to current technology, the conversion of analog content to multiple digital formats, and the management and reformatting of digital content on demand. In the third quarter of 2001, upon the completion of its initial development efforts, the Company introduced its suite of video software solutions. Development efforts during the first quarter of 2002 have been focused on adding features and functionality to enhance the competitiveness of the products. As a result, research and development expenses have decreased to $103,000 for the three months ended March 31, 2002 from $252,000 for the three months ended March 31, 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $212,000 for the three months ended March 31, 2002 and $407,000 for the three months ended March 31, 2001. The decrease in these expenses was primarily attributable to the issuance in July 2001 of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" by the Financial Accounting Standards Board, which requires that all amortization of goodwill as a charge to earnings ($198,000 for the three months ended March 31, 2001) be eliminated. Depreciation expense consisted of depreciation of furniture, equipment, software and improvements. Amortization expense consisted of amortization of intangible assets, and for the three months ended March 31, 2001, amortization of the excess cost of the media services operations over the fair value of the net assets acquired.

         LOSS FROM OPERATIONS. During the three months ended March 31, 2002, the Company incurred a loss from operations of $937,000. The loss was primarily the result of $766,000 in selling, general and administrative expenses and $103,000 of research and development expenses previously discussed. These expenses were incurred to enable the Company to continue its technology development and begin marketing its new suite of video software solutions.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had $361,000 of cash and cash equivalents. For the first quarter of 2002, the issuance of convertible secured notes and the issuance of common stock were the principal sources of liquidity for the Company. In March 2002, the Company issued $350,000 aggregate principal amount of convertible secured notes to two investors. In March 2002, the Company issued 400,000 shares of unregistered common stock to an individual investor in consideration of aggregate proceeds of $50,000.

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

         It is expected that the Company's principal uses of cash will be to provide working capital and to finance capital expenditures and for other general corporate purposes, including financing its marketing strategy. Depending upon the level of sales generated in the near term, the Company expects capital expenditures to be approximately $500,000 during the next twelve months. The amount of spending in each respective area is dependent upon the total capital available to the Company.

         As of March 31, 2002, the Company had liquid assets (cash and cash equivalents and accounts receivable) of $623,000 and current assets of $1.1 million. These assets were primarily derived from operating and financing activities. Long-term assets of $6.4 million consisted of the excess of cost over fair value of the media services assets acquired during 2000 of $3.7 million, software and intellectual property of $1.5 million and property and equipment of $1.1 million.

         Current liabilities of $3.9 million at March 31, 2002 consisted of $1.3 million of accounts payable; $952,000 of deferred revenue, which consisted of deposits and progress payments received on engagements currently in progress; $550,000 of notes payable, $481,000 of accrued expenses; $343,000 of accrued expenses to employees, of which $168,000 was payable to an employee upon the closing of an offering that raises gross proceeds of at least $5 million; $160,000 for the current portion of a note payable to an employee that was assumed upon the acquisition of the media services operations, and $142,000 of accrued vacation.

         The Company's working capital deficit was $2.8 million as of March 31, 2002 for the reasons described above.

         The Company used net cash of $406,000 in operating activities during the three months ended March 31, 2002 and $1.4 million in operating activities during the three months ended March 31, 2001, primarily as a result of the net losses incurred during the periods.

         The Company used net cash of $27,000 in investing activities during the three months ended March 31, 2002, of which $14,000 was used for capital expenditures and $13,000 was used for the development of the Company's suite of video software solutions. During the three months ended March 31, 2001, the Company used $173,000 in investing activities, of which $155,000 was used for capital expenditures.

         Financing activities provided net cash of $400,000 during the three months ended March 31, 2002. During the three months ended March 31, 2001, no cash was provided by, or used in, financing activities.

         It is expected that the Company's principal uses of cash will be to provide working capital, to finance capital expenditures and product development, and for other general corporate purposes. The amount of spending in each respective area will be dependent upon the total capital available to the Company.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS --

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

Dated:  May 14, 2002                   FRONT PORCH DIGITAL INC.

                                       By: /S/ DONALD MAGGI
                                           -------------------------------
                                           Donald Maggi
                                           Chief Executive Officer
                                           (principal executive officer)


                                       By: /S/ KENNETH LYNCH
                                           -------------------------------
                                           Kenneth Lynch
                                           Chief Financial Officer
                                           (principal financial and
                                            accounting officer)