Form 10QSB
period 2002-06-30
FRONT PORCH DIGITAL INC
filed 2002-08-14
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   (Mark One)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2002


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2002, 28,716,842 shares of the issuer's common stock, par value $.001, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS -

                                     FRONT PORCH DIGITAL, INC.
                                           BALANCE SHEET
                                           JUNE 30, 2002

                                            [Unaudited]
ASSETS

Current assets:
  Cash and cash equivalents                                        $     33,994
  Accounts receivable - trade & other                                   272,595
  Other current assets                                                  270,728
                                                                   ------------
Total current assets                                                    577,317

Property and equipment, net                                             984,023

Software development costs, net                                         202,863

Software and intellectual property, net
 of accumulated amortization of $402,000                              1,248,426

Excess cost over fair value of net assets acquired, net
 of accumulated amortization of $945,000                              3,740,801

Other assets                                                             32,044
                                                                   ------------
Total assets                                                       $  6,785,474
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of note payable - employee                       $    160,000
  Notes payable                                                         800,000
  Accounts payable                                                    1,145,207
  Accrued expenses                                                      454,428
  Accrued expenses - employees                                          289,959
  Accrued vacation                                                      132,561
  Deferred revenue                                                      620,115
  Customer deposits                                                      63,861
                                                                   ------------
Total current liabilities                                             3,666,131

Note payable - employee, net of current portion                         583,963

Stockholders' equity:
  Preferred stock, nonvoting, $.001 par value, 5,000,000 shares authorized, none issued or outstanding
  Common stock, $.001 par value 50,000,000 shares authorized
   27,260,962 shares issued and outstanding                              27,262
  Additional paid in capital                                         20,828,468
  Accumulated deficit                                               (18,320,350)
                                                                   ------------
Total stockholders' equity                                            2,535,380

                                                                   ------------
Total liabilities and stockholders' equity                         $  6,785,474
                                                                   ============






SEE ACCOMPANYING NOTES                 2

                                          FRONT PORCH DIGITAL, INC.
                                           STATEMENTS OF OPERATIONS
                                                 [Unaudited]


                                                          Three months ended June 30,              Six months ended June 30,
                                                            2002                2001               2002                2001
                                                     --------------------------------------------------------------------------
Revenues:
  Products                                                   $95,256            $10,980            $206,456            $48,960
  Services                                                   684,907              6,090             823,893             57,900
  Services - affiliate                                                                                                 169,716
                                                     --------------------------------------------------------------------------
Total revenue                                                780,163             17,070           1,030,349            276,576

Cost of revenue:
  Products                                                    35,475              5,500              80,210             22,998
  Services                                                   277,883            146,008             249,176            312,744
                                                     --------------------------------------------------------------------------
                                                             313,358            151,508             329,386            335,742
                                                     --------------------------------------------------------------------------
Gross margin (loss)                                          466,805           (134,438)            700,963            (59,166)
                                                     --------------------------------------------------------------------------


Selling, general and administrative                          805,562          1,681,758           1,661,484          3,183,680
Research and development                                     115,928            157,843             218,777            410,064
Depreciation                                                 153,096            133,271             306,192            283,085
Amortization                                                  58,929            256,756             117,858            513,512
                                                     --------------------------------------------------------------------------
                                                           1,133,515          2,229,628           2,304,311          4,390,341
                                                     --------------------------------------------------------------------------
Loss from operations                                        (666,710)        (2,364,066)         (1,603,348)        (4,449,507)

Other income (expense):
Interest income                                                  504              4,898               1,400             29,004
Interest expense                                             (13,438)            (4,500)            (17,938)            (9,000)
                                                     --------------------------------------------------------------------------
                                                             (12,934)               398             (16,538)            20,004
                                                      --------------------------------------------------------------------------
Net loss                                                    (679,644)        (2,363,668)         (1,619,886)        (4,429,503)
                                                     ==========================================================================

Weighted average number of common
shares outstanding - basic and diluted                    26,807,923         24,572,008          26,386,128         24,569,419

Loss per common share - basic and diluted               $      (0.03)      $      (0.10)       $      (0.06)      $    $ (0.18)
                                                     --------------------------------------------------------------------------














SEE ACCOMPANYING NOTES                 3

                            Front Porch Digital, Inc.
                            Statements of Cash Flows
                                   (unaudited)


                                                                              Six Months Ended June 30,
                                                                                  2002           2001
                                                                           -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      ($1,619,886)   ($4,429,503)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                424,050        796,597
     Non-cash issuance of common stock to employees and consultants               357,556           --
     Stock option compensation cost                                                68,987        654,056
     Changes in operating assets and liabilities:
         Decrease in accounts receivable - affiliate                                 --          218,010
         Increase in accounts receivable                                          (97,346)      (368,201)
         Increase in other current assets                                         (13,337)       (23,395)
         Increase in accounts payable                                              52,823        334,900
         (Decrease) increase in accrued expenses                                  (19,362)        62,995
         (Decrease) in accrued expenses - employees                               (62,041)       200,000
         (Decrease) in accrued vacation                                           (13,641)        45,001
         (Decrease) increase in deferred revenue                                 (159,085)       359,336
          Increase in customer deposits                                            63,861           --
          Other                                                                   102,016        (26,775)
                                                                           -----------------------------
Net cash used in operating activities                                            (915,405)    (2,176,979)
                                                                           -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                              (50,406)      (215,871)
Software development costs                                                        (43,634)      (121,974)
Other investing activities                                                           --          (28,881)
                                                                           -----------------------------
Net cash used in investing activities                                             (94,040)      (366,726)
                                                                           -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                                        600,000           --
Proceeds from issuance of common stock                                             50,000        250,000
                                                                           -----------------------------
Net cash provided by financing activities                                         650,000        250,000
                                                                           -----------------------------

Net decrease in cash and cash equivalents                                        (359,445)    (2,293,705)
Cash and cash equivalents, beginning of period                                    393,439      2,444,527
                                                                           -----------------------------
Cash and cash equivalents, end of period                                      $    33,994    $   150,822
                                                                           =============================



SEE ACCOMPANYING NOTES                 4

                            Front Porch Digital, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


1.  ORGANIZATION AND BASIS OF PRESENTATION

Front Porch Digital Inc. (the "Company") is in the emerging market of digital information asset management. The Company utilizes a suite of proprietary products and services that enable the conversion of analog and digital content, including text, images, audio, graphics, video and rich media, into other digital formats or platforms. The Company's software-based methodologies and intellectual property are incorporated throughout its service offerings to allow content to be captured, converted, managed and distributed in digital form efficiently and cost effectively.

The Company's customers are primarily located within the United States.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. For the six months ended June 30, 2002, the Company incurred losses and negative cash flows from operating activities of $1.6 million and $915,000, respectively. The Company has incurred losses since commencement of operations in its current line of business and expects losses to continue during 2002. Further, at June 30, 2002, the Company has a working capital deficit of $3.1 million. These factors create significant uncertainty about the Company's ability to continue as a going concern.

During 2001, the Company began marketing its suite of data and video solutions to the marketplace and since June 2001, has been awarded new contracts worth approximately $4.5 million. The Company has completed approximately $2.4 million of these contracts through June 30, 2002 and expects to complete the remainder during 2002. Management of the Company recognizes that additional resources will be required to continue as a going concern and has been seeking additional sources of capital. The Company has implemented cash saving measures, including the deferral of payment of certain expenses. Management believes that these actions will enable the Company to obtain sufficient cash to continue as a going concern. However, there can be no assurance that sufficient additional capital will be available on terms that are acceptable to the Company.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal and recurring nature. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Operating results for the six months ended June 30, 2002 are not necessarily indicative of the operating results expected for the year ending December 31, 2002.

Certain reclassifications have been made to prior year amounts and balances to conform with the 2002 presentation.

                            Front Porch Digital, Inc.
                    Notes to Financial Statements (continued)
                                   (Unaudited)

2. INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company has ceased amortization of all goodwill as of January 1, 2002. During the six months ended June 30,2002, the Company completed the initial impairment test as required under SFAS No. 142 and determined that the fair value of its reporting units exceeded their carrying values as of January 1,2002. The Company will perform an ongoing annual impairment test, as required under SFAS No. 142, during the third quarter of each year.

The Company's net loss and loss per share for the six months ended June 30, 2001 adjusted to exclude goodwill amortization was $4,033,849 and $.16, respectively.

3. NOTES PAYABLE

At June 30, 2002, notes payable consisted of:

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

$100,000 of an unsecured note payable that bears interest at 7% per annum and matures September, 2002; and

$500,000 aggregate principal amount of convertible secured notes to two investors. The notes mature on March 27, 2003, bear interest at the rate of 7% per annum, which is payable on a quarterly basis, and are secured by all assets of the Company. The notes are convertible at any time at the option of the note holders into a number of shares of common stock of the Company equal to 10% of the outstanding shares of common stock, subject to certain anti-dilution adjustments. The note holders were granted certain rights for the registration of these shares under the Securities Act of 1933, as amended, which requires the Company to register these shares on the earlier of April 2003, or upon the filing of certain registration statements by the Company. The notes contain restrictions that, among others, prohibit the Company from issuing new debt, paying creditors in excess of specified amounts, or prepaying the notes without the consent of the note holders. In the event the Company raises $2.5 million of equity capital, the Company may deposit into an escrow account an amount equal to the outstanding principal and interest on the notes, at which time all restrictions and liens on the assets of the Company will be released. Upon the sale or liquidation of substantially all of the assets of the Company, or a business combination in which a majority of the issued and outstanding shares of common stock of the Company is transferred, the note holders are entitled to receive all outstanding principal and interest on the notes and a liquidation preference equal to three times the amount of such outstanding principal and interest.

                            Front Porch Digital, Inc.
                    Notes to Financial Statements (continued)
                                   (Unaudited)

4. SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2002, revenue from two customers, each exceeding 10% of total revenue, aggregated 54% and 15% of total revenue, respectively. At June 30, 2002, these customers accounted for 32% and 6%, respectively, of accounts receivable.

For the six months ended June 30, 2001, revenue from two customers, each exceeding 10% of total revenue, aggregated 65% and 11% of total revenue, respectively. The Company was a subcontractor for its largest customer during the six months ended June 30, 2001, which owned approximately 25% of the outstanding common stock of the Company as of June 30, 2001.

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

6. SUBSEQUENT EVENT

On July 31, 2002, the Company acquired all the outstanding shares of capital stock of ManagedStorage International France, a French SOCIETE PAR ACTIONS SIMPLIFEE ("MSI France"), and certain assets of ManagedStorage International, Inc., a Delaware corporation ("ManagedStorage"), pursuant to a Stock and Asset Purchase Agreement dated as of July 31, 2002, between the Company and ManagedStorage. The consideration paid by the Company pursuant to the Purchase Agreement consisted of (i) 5,000,000 shares of common stock of the Company; (ii) a warrant for the purchase of up to 1,750,000 shares of common stock of the Company at a price of $2.00 per share, exercisable immediately and expiring on July 31, 2012; and (iii) a warrant for the purchase of up to 1,750,000 shares of common stock of the Company at a price of $4.00 per share, exercisable immediately and expiring on July 31, 2012. In addition, the Company agreed to issue and deliver up to 2,500,000 additional shares of common stock pursuant to the terms of an earn-out as more fully described in the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement, the Company acquired from ManagedStorage (i) all of the issued and outstanding shares of capital stock of MSI France and (ii) certain software and related intellectual property rights, including DIVArchive, a software solution designed to assist media, entertainment and medical companies in the preservation, management and accessing of digital content consisting of large digital data files.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001.

For the three months ended June 30, 2002, the Company reported a net loss of $680,000, or ($.03) per share, compared to a net loss of $2.4 million, or ($.10) per share, for the three months ended June 30, 2001.

         REVENUE. Total revenue for the three months ended June 30, 2002 of $780,000 has increased from total revenue of $17,000 for the three months ended June 30, 2001. For the three months ended June 30, 2002, $95,000, or 12% of total revenue, was attributable to sales of software and related products. The remaining $685,000, or 88%, was attributable to data and video conversion services. Substantially all of the Company's revenue has been derived from customers in the United States.

         GROSS MARGIN. Total gross margin was $467,000 or 60% of total revenue for the three months ended June 30, 2002 compared to negative ($134,000) or (788%) of total revenue for the three months ended June 30, 2001. The increase in total gross margin was principally due to increased throughput within the Company's service delivery function. In June 2001, the Company reduced its headcount within the service delivery group by 45% and took other actions to reduce costs. For the three months ended June 30, 2002, sales of software and related products resulted in gross margins of 63% and the provision of data and video conversion services resulted in gross margins of 59%. For the three months ended June 30, 2001, sales of software and related products resulted in gross margins of 50% and the provision of data and video conversion services resulted in negative gross margins of (2,298%). The Company plans to significantly increase its revenue, and therefore expects expenses in this category to also increase substantially.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2002 were $806,000 compared to $1.7 million for the three months ended June 30, 2001. The decrease in these expenses was primarily related to an overall reduction in employee headcount, including the elimination of certain positions; the closing of the office in Boulder, Colorado; and the relocation of the New Jersey office to a smaller facility. Selling, general and administrative expenses for the three months ended June 30, 2002 consisted primarily of $308,000 for salaries and related benefits for employees not directly related to the production of revenue, $220,000 in professional and consulting fees, $37,000 for travel, $60,000 of facilities costs, and $180,000 for general office expenses. Selling, general and administrative expenses for the three months ended June 30, 2001 consisted primarily of $1,146,000 for salaries and related benefits for employees not directly related to the production of revenue, $204,000 in professional fees, $105,000 for travel, $88,000 of facilities costs, and $138,000 for general office expenses. When the Company secures additional funding, it plans to increase its sales and marketing efforts and, to a lesser extent, continue to build its infrastructure and, therefore, expects expenses in this category to increase significantly.

         RESEARCH AND DEVELOPMENT. The Company maintains a software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. During the second quarter of 2001, the Company focused its development efforts on the completion of software tools and products that facilitate the conversion and migration of data from legacy media to current technology, the conversion of analog content to multiple digital formats, and the management and reformatting of digital content on demand. In the third quarter of 2001, upon the completion of its initial development efforts, the Company introduced its suite of video software solutions. Development efforts during the first half of 2002 have been focused on adding features and functionality to enhance the competitiveness of the products. Research and development expenses for the three months ended June 30, 2002 were $116,000 compared to $158,000 for the three months ended June 30, 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $212,000 for the three months ended June 30, 2002 compared to $390,000 for the three months ended June 30, 2001. Amortization expense consisted of amortization of the excess cost of the media services operations over the fair value of the net assets acquired and other intangible assets. The decrease in these expenses was primarily attributable to the issuance in July 2001 of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" by the Financial Accounting Standards Board, which requires that all amortization of goodwill as a charge to earnings ($198,000 for the three months ended June 30, 2001) be eliminated. Depreciation expense consists of depreciation of furniture, equipment, software and improvements.

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

For the six months ended June 30, 2002, the Company reported a net loss of $1.6 million, or ($.06) per share, compared to a net loss of $4.4 million, or ($.18) per share, for the six months ended June 30, 2001.

         REVENUE. Total revenue for the six months ended June 30, 2002 was $1,030,000, an increase of 272% from total revenue of $277,000 for the six months ended June 30, 2001. Revenue from the sale of software and related products for the six months increased $157,000, or 320%, over the year ago period due to the introduction of the Company's suite of video software solutions late in the third quarter of 2001. Revenue generated from the provision of data and video conversion services for the six months increased $596,000, or 261%, over the year ago period primarily due delays experienced by customers in providing the data to be converted in the prior period. Substantially all of the Company's revenue has been derived from customers in the United States.

         GROSS MARGIN. For the six months ended June 30, 2002, revenue generated from the provision of data and video conversion services resulted in gross margins of $575,000, or 70% of service revenue, compared to a gross loss of $(85,000), or (37%), for the six months ended June 30, 2001. The gross loss generated from the provision of data and video conversion services during the six months ended June 30, 2001 was below the Company's anticipated gross margin and resulted from the excess capacity that existed within the Company's service delivery function at that time.

          For the six months ended June 30, 2002, sales of software and related products resulted in gross margins of $126,000, or 61% of product revenue, compared to $26,000, or 53%, for the six months ended June 30, 2001. This increase was due to the introduction of the Company's suite of video software solutions late in the third quarter of 2001.

         The Company plans to increase substantially its sales of software and related products and services, and therefore expects costs of revenue also to increase substantially.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2002 were $1.7 million compared to $3.2 million for the six months ended June 30, 2001. The decrease in these expenses was primarily related to an overall reduction in employee headcount, including the elimination of certain positions; the closing of the office in Boulder, Colorado; and the relocation of the New Jersey office to a smaller facility. Selling, general and administrative expenses for the six months ended June 30, 2002 consisted of $741,000 for salaries and related benefits for employees not directly related to the production of revenue, $537,000 in professional and consulting fees, $191,000 for general office expenses, $118,000 of facilities costs, and $73,000 for travel. Selling, general and administrative expenses for the six months ended June 30, 2001 consisted of $2.0 million for salaries and related benefits for employees not directly related to the production of revenue, $440,000 in professional fees, $235,000 for travel, $168,000 of facilities costs and $369,000 for general office expenses. Should the Company secure additional funding, it plans to increase its sales and marketing efforts and, to a lesser extent, to continue to build its infrastructure and, therefore, expects expenses in this category to increase significantly.

         RESEARCH AND DEVELOPMENT. As discussed above, the Company maintains a software development staff that designs and develops the Company's new products and services. Development efforts during the first half of 2002 have been focused on adding features and functionality to enhance the competitiveness of the Company's products. Research and development expenses decreased to $219,000 for the six months ended June 30, 2002 from $410,000 for the six months ended June 30, 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $424,000 for the six months ended June 30, 2002 and $797,000 for the six months ended June 30, 2001. The decrease in these expenses was primarily attributable to the issuance in July 2001 of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" by the Financial Accounting Standards Board, which requires that all amortization of goodwill as a charge to earnings ($396,000 for the six months ended June 30, 2001) be eliminated. Depreciation expense consisted of depreciation of furniture, equipment, software and improvements. Amortization expense consisted of amortization of intangible assets, and for the six months ended June 30, 2001, amortization of the excess cost of the media services operations over the fair value of the net assets acquired. During the six months ended June 30, 2002, The Company completed the initial test as required under SFAS No. 142 and determined that the fair value of its reporting units exceeded their carrying value as of January 1, 2002. The Company will perform an ongoing annual impairment test, as required under SFAS No. 142, during the third quarter of each year.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, the Company had liquid assets (cash and cash equivalents and accounts receivable) of $306,000 and current assets of $577,000. These assets were primarily derived from operating and financing activities. Long-term assets of $6.2 million consisted of the excess of cost over fair value of the media services assets acquired during 2000 of $3.7 million, software and intellectual property of $1.2 million and property and equipment of $1.0 million.

         Current liabilities of $3.7 million at June 30, 2002 consisted of $1.1 million of accounts payable; $620,000 of deferred revenue, which consisted of progress payments received on engagements currently in progress; $800,000 of notes payable, $454,000 of accrued expenses; $290,000 of accrued expenses to employees, of which $168,000 was payable to an employee upon the closing of an offering that raises gross proceeds of at least $5 million; $160,000 for the current portion of a note payable to an employee that was assumed upon the acquisition of the media services operations, $133,000 of accrued vacation, and $64,000 of customer deposits.

         The Company's working capital deficit was $3.1 million as of June 30, 2002 for the reasons described above.

         The Company used net cash of $915,000 in operating activities during the six months ended June 30, 2002 and $2.2 million in operating activities during the six months ended June 30, 2001, primarily as a result of the net losses incurred during the periods.

         The Company used net cash of $94,000 in investing activities during the six months ended June 30, 2002, of which $50,000 was used for capital expenditures and $44,000 was used for the development of the Company's suite of video software solutions. During the six months ended June 30, 2001, the Company used $367,000 in investing activities, of which $216,000 was used for capital expenditures and $122,000 was used for the development of the Company's suite of video software solutions.

         Financing activities provided net cash of $650,000 during the six months ended June 30, 2002. In March 2002, the Company issued 400,000 shares of unregistered common stock to an individual investor in consideration of aggregate proceeds of $50,000. In March and April 2002, the Company issued $500,000 aggregate principal amount of convertible secured notes to two investors. In July 2002, the Company borrowed $100,000 from one investor. During the six months ended June 30, 2001, net cash of $250,000 was provided by financing activities.

         The current level of cash flows from operating activities are not sufficient to enable the Company to continue to operate and to execute its business strategy. As a result, the Company is seeking additional capital. In the interim, the Company is managing its investments in infrastructure based on its cash position and the near term cash flow generated from operations. The Company anticipates having sufficient cash to continue operations into the fourth quarter of 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. If the Company is successful in raising additional capital, the Company anticipates that its operating expenses will increase over the next 12 months as it accelerates execution of its business strategy. There can be no assurance that additional capital will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) In April 2002, the Company sold $150,000 aggregate principal amount of convertible secured notes to two investors. The notes mature on March 27, 2003, bear interest at the rate of 7% per annum, which is payable on a quarterly basis, and are secured by all assets of the Company. The notes are convertible at any time at the option of the note holders into a number of shares of common stock of the Company equal to 10% of the outstanding shares of common stock, subject to certain anti-dilution adjustments. The note holders were granted certain rights for the registration of these shares under the Securities Act of 1933, as amended, which requires the Company to register these shares on the earlier of April 2003, or upon the filing of certain registration statements by the Company. The notes contain restrictions that, among others, prohibit the Company from issuing new debt, paying creditors in excess of specified amounts, or prepaying the notes without the consent of the note holders. In the event the Company raises $2.5 million of equity capital, the Company may deposit into an escrow account an amount equal to the outstanding principal and interest on the notes, at which time all restrictions and liens on the assets of the Company will be released. Upon the sale or liquidation of substantially all of the assets of the Company, or a business combination in which a majority of the issued and outstanding shares of common stock of the Company is transferred, the note holders are entitled to receive all outstanding principal and interest on the notes and a liquidation preference equal to three times the amount of such outstanding principal and interest. The notes were sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), on the basis that the issuance did not involve a public offering, no underwriting fees or commissions were paid by the Company in connection with such sale and the purchasers represented to the Company that they were "accredited investors," as defined in the Securities Act.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

                  The following exhibits are filed herewith:

                  (a)      Exhibits
                                    None

                  (b)      Current Reports on Form 8-K or 8-K/A

The Company filed a Current Report on Form 8-K dated July 31, 2002 announcing the acquisition of all the outstanding shares of capital stock of ManagedStorage International France and certain assets of ManagedStorage International, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2002       FRONT PORCH DIGITAL INC.

                              By: /s/ DONALD MAGGI
                                  -------------------------------
                                   Donald Maggi
                                   Chief Executive Officer
                                   (principal executive officer)


                              By: /s/ PAUL MCKNIGHT
                                  -------------------------------
                                   Paul McKnight
                                   Chief Financial Officer
                                   (principal financial and accounting officer)