Form 10QSB
period 2002-09-30
FRONT PORCH DIGITAL INC
filed 2002-11-15
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   (Mark One)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2002


         [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.


                        Commission File Number 333-16031


                            FRONT PORCH DIGITAL INC.
           ----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


                   Nevada                                  86-0793960
     ---------------------------------                -------------------
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                Identification No.)


                               20000 Horizon Way,
                                    Suite 120
                          Mt. Laurel, New Jersey 08054
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (856) 439-9950
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [ ]

As of October 31, 2002, 33,768,573 shares of the issuer's common stock, par value $.001, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS -


                            FRONT PORCH DIGITAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   [UNAUDITED]


ASSETS
Current assets:
  Cash and cash equivalents                                        $    622,876
  Accounts receivable - trade & other                                 1,167,733
  Other current assets                                                  519,929
                                                                   ------------
Total current assets                                                  2,310,538

Property and equipment, net                                           1,160,158

Software development costs, net                                         215,443

Software and intellectual property, net
 of accumulated amortization of $460,500                              1,870,170

Excess cost over fair value of net assets acquired, net
 of accumulated amortization of $946,093                              3,792,149

Other assets                                                            109,699
                                                                   ------------
Total assets                                                       $  9,458,157
                                                                   ============

Liabilities and stockholders' equity:
Current liabilities:
  Current portion of note payable                                       160,000
  Current portion of lease obligation                                    67,105
  Notes payable (net of discount)                                       425,000
  Accounts payable                                                    1,614,867
  Accrued expenses                                                    1,607,020
  Accrued expenses - employees                                          302,142
  Accrued vacation                                                      134,070
  Deferred revenue                                                      451,470
                                                                   ------------
Total current liabilities                                             4,761,674
                                                                   ============

Note payable, net of current portion                                    583,963
Other long-term liabilities                                              50,205

Stockholders' equity:
  Preferred stock, nonvoting, $.001 par value, 5,000,000
   shares authorized, none issued or outstanding
  Common stock, $.001 par value 50,000,000 shares authorized
   32,278,206 shares issued and outstanding                              32,331
  Additional paid in capital                                         23,538,683
  Accumulated deficit                                               (19,508,699)
                                                                   ------------
Total stockholders' equity                                            4,062,315
                                                                   ============

Total liabilities and stockholders' equity                         $  9,458,157
                                                                   ============


                             SEE ACCOMPANYING NOTES

                            FRONT PORCH DIGITAL, INC.
                 Condensed Consolidated Statements of Operations
                                   [Unaudited]

                                               Three months ended September 30,       Nine months ended September 30,
                                                     2002              2001               2002               2001
                                               ---------------------------------------------------------------------
Revenues:
  Products                                     $    659,748       $      2,700       $    866,204       $     51,660
  Services                                          556,367            169,244          1,380,259            227,144
  Services - affiliate                                   --                 --                 --            169,716
                                               ------------       ------------       ------------       ------------
Total revenue                                     1,216,115            171,944          2,246,463            448,520

Cost of revenue:
  Products                                          220,019              2,100            300,228             25,098
  Services                                          219,092            136,537            468,268            559,984
                                               ------------       ------------       ------------       ------------
                                                    439,111            138,637            768,496            585,082
                                               ------------       ------------       ------------       ------------
Gross margin (loss)                                 777,004             33,307          1,477,967           (136,562)


Selling, general and administrative               1,271,782          1,315,976          2,933,267          4,435,917
Research and development                            212,176             92,082            430,953            502,146
Depreciation                                        278,569            146,266            584,761            429,351
Amortization                                         60,073            256,756            177,931            770,268
                                               ------------       ------------       ------------       ------------
                                                  1,822,600          1,811,080          4,126,912          6,137,682
                                               ------------       ------------       ------------       ------------
Loss from operations                             (1,045,596)        (1,777,773)        (2,648,945)        (6,274,244)

Other income (expense):
Interest and other income                             1,297              6,072              2,697             35,076
Interest expense                                   (144,049)            (4,500)          (161,987)           (13,500)
                                               ------------       ------------       ------------       ------------
                                                   (142,752)             1,572           (159,290)            21,576
                                               ------------       ------------       ------------       ------------
Net loss                                       $ (1,188,348)      $ (1,776,201)      $ (2,808,235)      $ (6,252,668)
                                               ============       ============       ============       ============

Weighted average number of common
shares outstanding - basic and diluted           29,886,714         25,313,200         27,565,231         24,820,070

Loss per common share - basic and diluted      $      (0.04)      $      (0.07)      $      (0.10)      $      (0.25)
                                               ============       ============       ============       ============



                             SEE ACCOMPANYING NOTES

                            FRONT PORCH DIGITAL, INC.
                            Statements of Cash Flows
                                   (unaudited)

                                                                              Nine Months Ended September 30,
                                                                                   2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $(2,808,235)    $(6,252,668)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    762,692       1,199,619
  Amortization of debt discount                                                    125,000              --
  Non-cash issuance of common stock to employees and consultants                   392,387              --
  Stock option compensation cost                                                   131,486       1,193,236
  Cost in excess of fair market value of subsidiary                                     --              --
  Changes in operating assets and liabilities:
    Decrease in accounts receivable - affiliate                                         --         222,410
    Decrease (increase) in accounts receivable                                      68,912        (268,806)
    Decrease (increase) in other current assets                                    471,868        (205,467)
    (Decrease) increase in accounts payable                                        (24,665)        307,506
    Increase (decrease) in accrued expenses                                        303,226         (84,687)
    (Decrease) increase in accrued expenses - employees                           (167,861)        300,000
    (Decrease) increase in accrued vacation                                        (12,132)         72,248
    (Decrease) increase in deferred revenue                                       (327,730)        576,229
    Other changes in operating activities                                           86,257         (38,812)
                                                                               -----------     -----------
Net cash used in operating activities                                             (998,795)     (2,979,192)
                                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                              (206,569)       (303,259)
Cash acquired from ManagedStorage                                                  859,706              --
Software development costs                                                         (59,917)       (298,968)
Other investing activities                                                         (14,988)        (28,881)
                                                                               -----------     -----------
Net cash used in investing activities                                              578,232        (631,108)
                                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                                         600,000              --
Proceeds from issuance of common stock                                              50,000       1,521,788
                                                                               -----------     -----------
Net cash provided by financing activities                                          650,000       1,521,788
                                                                               -----------     -----------

Net increase (decrease) in cash and cash equivalents                               229,437      (2,088,512)
Cash and cash equivalents, beginning of period                                     393,439       2,444,527
                                                                               -----------     -----------
Cash and cash equivalents, end of period                                           622,876         356,015
                                                                               ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                                                         $    53,342     $        --
                                                                               ===========     ===========

Intellectual property acquired from ManagedStorage                             $   721,126     $        --
                                                                               ===========     ===========

Other non-cash net assets aquired from ManagedStorage                          $   537,122     $        --
                                                                               ===========     ===========



                             SEE ACCOMPANYING NOTES

                            Front Porch Digital, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Front Porch Digital Inc. and its subsidiaries (the "Company") are in the emerging market of digital information asset management. The Company utilizes a suite of proprietary products and services that enable the conversion of analog and digital content, including text, images, audio, graphics, video and rich media, into other digital formats or platforms. The Company's software-based methodologies and intellectual property are incorporated throughout its service offerings to allow content to be captured, converted, managed and distributed in digital form efficiently and cost effectively.

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. For the nine months ended September 30, 2002, the Company incurred net losses and negative cash flows from operating activities of $2.8 million and $1.0 million, respectively. The Company has incurred losses since commencement of operations in its current line of business and expects losses to continue during the fourth quarter of 2002. Further, at September 30, 2002, the Company has a working capital deficit of $2.5 million. These factors create significant uncertainty about the Company's ability to continue as a going concern.

During 2001, the Company began marketing its suite of data and video solutions to the marketplace and since September 2001, has been awarded new contracts worth approximately $5 million. The Company has completed approximately $2.0 million of these contracts through September 30, 2002 and expects to complete the remainder during 2002 and the first half of 2003. Management of the Company recognizes that additional resources will be required to continue as a going concern and has been seeking additional sources of capital. The Company has implemented cash saving measures, including the deferral of payment of certain expenses. Management believes that these actions will enable the Company to obtain sufficient cash to continue as a going concern. However, there can be no assurance that sufficient additional capital will be available on terms that are acceptable to the Company.

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

Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results expected for the year ending December 31, 2002.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Front Porch Digital, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

                            Front Porch Digital, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts and balances to conform with the 2002 presentation.

2. INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company has ceased amortization of all goodwill as of January 1, 2002. During the nine months ended September 30,2002, the Company completed the initial impairment test as required under SFAS No. 142 and determined that the fair value of its reporting units exceeded their carrying values as of January 1,2002. The Company will perform an ongoing annual impairment test, as required under SFAS No. 142, during the third quarter of each year.

The Company's net loss and loss per share for the nine months ended September 30, 2001 adjusted to exclude goodwill amortization was $5.7 million and $.23, respectively. Net loss and loss per share for the three months ended September 30, 2001 adjusted to exclude goodwill amortization was $1.6 million and $.06, respectively.

3. ACQUISITION OF MANAGED STORAGE INTERNATIONAL FRANCE, INC

On July 31, 2002, the Company acquired all the outstanding shares of capital stock of ManagedStorage International France, a French SOCIETE PAR ACTIONS SIMPLIFEE("MSI France"), and certain assets of ManagedStorage International, Inc., a Delaware corporation ("ManagedStorage"), pursuant to a Stock and Asset Purchase Agreement dated as of July 31, 2002 (the "Purchase Agreement"), between the Company and ManagedStorage. The consideration paid by the Company pursuant to the Purchase Agreement consisted of (a) 5,000,000 shares of common stock, par value $.001 per share, of the Company (the "Company Common Stock"); (ii) a warrant for the purchase of up to 1,750,000 shares of Company Common Stock at a price of $2.00 per share, exercisable immediately and expiring on July 31, 2012; and (iii) a warrant for the purchase of up to 1,750,000 shares of Company Common Stock at a price of $4.00 per share, exercisable immediately and expiring on July 31, 2012. In addition, the Company agreed to issue and deliver up to 2,500,000 additional shares of Company Common Stock pursuant to the terms of an earn-out as more fully described in Section 1.3(b) of the Purchase Agreement.

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

Pursuant to the Purchase Agreement, ManagedStorage entered into a Lock-Up Agreement with the Company whereby, subject to certain exceptions, ManagedStorage agreed not sell, assign, transfer, pledge or otherwise dispose of any Company Common Stock owned or acquired by it or any interest therein prior to July 31, 2003, except as expressly

                            Front Porch Digital, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


permitted by the Lock-Up Agreement. In connection with the transaction, ManagedStorage was granted certain demand registration rights with respect to the shares of Company Common Stock acquired by ManagedStorage pursuant to the terms of the Purchase Agreement.

The acquisition has been accounted for as a purchase consistent with SFAS No. 141, "Business Combinations". Results of operations from the date of acquisition for the acquired entity are included in the consolidated statement of operations for the three months ended September 30, 2002. The total purchase price of the acquisition at closing and recorded as of September 30, 2002 excluding any earn-out was $2.1 million, which has been allocated as follows:

Purchase price allocation at September 30, 2002:

         Net assets acquired                $ 1,400,000
         Intellectual property                  700,000
                                            -----------
         Total purchase price               $ 2,100,000
                                            ===========

This purchase price allocation does not include any contingent consideration as a result of the earn-out provisions of the Purchase Agreement. As of November 14, 2002, management has determined that the realization of the full amount of the contingent consideration under the earn-out provisions of the acquisition is probable. The full amount of contingent consideration is $750,000, and this amount will be recorded as goodwill during the fourth quarter of fiscal 2002 if realized.

The following pro forma results of operations for the three months and nine months ended September 30, 2002 and 2001 are presented to reflect the acquisition as if it had occurred as of the beginning of the periods presented.

PRO FORMA RESULTS OF OPERATIONS:

                                                              [Pro forma]
                                                              [Unaudited]
                                          Three months ended                Nine months ended
                                             September 30,                    September 30,
                                         2002            2001             2002             2001
                                     ------------------------------------------------------------
Revenues                             $ 1,433,011        763,544      $ 4,543,059        2,765,320
Loss from continuing operations        1,227,947      4,103,939        4,114,428       13,099,642
Net loss                               1,382,172      4,122,967        4,365,991       13,384,766
Net loss per share                          $.04           $.14             $.14             $.45


4. NOTES PAYABLE

At September 30, 2002, notes payable consisted of:

Approximately $744,000 of an unsecured non-interest bearing note payable to an employee. This note is payable based on a percentage of revenue of certain operations of the Company, ranging between 2% and 3% per year, to be payable in full no later than December 31, 2004. In the event the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand;

                            Front Porch Digital, Inc.
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


$200,000 of unsecured notes payable that bear interest at 9% per annum and are payable on demand;

$100,000 of an unsecured note payable that bears interest at 7% per annum and is payable on demand; and

$500,000 aggregate principal amount of convertible secured notes to two investors. The notes mature on March 27, 2003, bear interest at the rate of 7% per annum, which is payable on a quarterly basis, and are secured by all assets of the Company. The notes are convertible at any time at the option of the note holders into a number of shares of common stock of the Company equal to 14% of the outstanding shares of common stock, subject to certain anti-dilution adjustments. The note holders were granted certain rights for the registration of these shares under the Securities Act of 1933, as amended, which requires the Company to register these shares on the earlier of April 2003, or upon the filing of certain registration statements by the Company. The notes contain restrictions that, among others, prohibit the Company from issuing new debt, paying creditors in excess of specified amounts, or prepaying the notes without the consent of the note holders. In the event the Company raises $2.5 million of equity capital, the Company may deposit into an escrow account an amount equal to the outstanding principal and interest on the notes, at which time all restrictions and liens on the assets of the Company will be released. Upon the sale or liquidation of substantially all of the assets of the Company, or a business combination in which a majority of the issued and outstanding shares of common stock of the Company is transferred, the note holders are entitled to receive all outstanding principal and interest on the notes and a liquidation preference equal to three times the amount of such outstanding principal and interest.

In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue 00-27, Application of EITF Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," whereby it was concluded that an issuer should calculate the intrinsic value of a conversion option using the effective conversion price, based on the proceeds received allocated to the convertible instrument instead of the specified conversion prices in the instrument. Accordingly, the Company recorded a debt discount on the convertible secured notes of $500,000 that will be amortized to interest expense over the term of the debt. The Company recorded non-cash interest expense related to debt discount of $125,000 during the three and nine months ended September 30, 2002.

5. SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2002, revenue from one customer exceeded 10% of total revenue, aggregated 41% of total revenue. At September 30, 2002, this customer accounted for 6% of accounts receivable.

For the nine months ended September 30, 2001, revenue from three customers, each exceeding 10% of total revenue, aggregated 72% of total revenue. The Company was a subcontractor for its largest customer during the nine months ended September 30, 2001, which owned approximately 25% of the outstanding common stock of the Company as of September 30, 2001.

6. PER SHARE DATA

The Company reports its loss per share in accordance with the SFAS No. 128, "Accounting for Earnings Per Share". Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants and options are omitted from the computations of diluted loss per share because the effect would be antidilutive.

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


RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

For the three months ended September 30, 2002, the Company reported a net loss of $1.2 million, or ($.04) per share, compared to a net loss of $1.8 million, or ($.07) per share, for the three months ended September 30, 2001.

         REVENUE. Total revenue for the three months ended September 30, 2002 of $1.2 million has increased from total revenue of $172,000 for the three months ended September 30, 2001. For the three months ended September 30, 2002, $660,000, or 54% of total revenue, was attributable to sales of software and related products. The remaining $556,000, or 46%, was attributable to data and video conversion services. The significant increase in revenue was largely due to new customer contracts generated during 2002 in the delivery of data conversion services and the acquisition of MSI France, which generated $542,000 of the $660,000 in software and related services revenue. Substantially all of the Company's revenue has been derived from customers in the United States and through the acquisition of MSI France, Europe.

         GROSS MARGIN. Total gross margin was $777,000, or 64% of total revenue, for the three months ended September 30, 2002 compared to $33,000, or 19% of total revenue, for the three months ended September 30, 2001. The increase in total gross margin was principally due to increased throughput within the Company's service delivery function. In September 2001, the Company reduced its headcount within the service delivery group by 45% and took other actions to reduce costs. For the three months ended September 30, 2002, sales of software and related products resulted in gross margins of 67% and the provision of data and video conversion services resulted in gross margins of 61%. For the three months ended September 30, 2001, sales of software and related products resulted in gross margins of 22% and the provision of data and video conversion services resulted in negative gross margins of 19%. The Company plans to significantly increase its revenue, and therefore expects expenses in this category to also increase substantially.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2002 were $1.27 million, as compared to $1.3 million for the three months ended September 30, 2001. The slight reduction in expenses reflects additional costs associated with supporting the increased revenue levels and an increase in costs for the MSI France acquisition, offset by a decrease in expenses that were primarily related to an overall reduction in employee headcount, including the elimination of certain positions; the closing of the office in Boulder, Colorado; and the relocation of the New Jersey office to a smaller facility. Selling, general and administrative expenses for the three months ended September 30, 2002 consisted primarily of $755,000 for salaries and related benefits for employees not directly related to the production of revenue, $160,000 in professional and consulting fees, $74,000 for travel, $118,000 of facilities costs, and $164,000 for general office expenses. Selling, general and administrative expenses for the three months ended September 30, 2001 consisted primarily of $900,000 for salaries and related benefits for employees not directly related to the production of revenue, $150,000 in professional fees, $59,000 for travel, $81,000 of facilities costs, and $110,000 for general office expenses. When the Company secures additional funding, it plans to increase its sales and marketing efforts and, to a lesser extent, continue to build its infrastructure and, therefore, expects expenses in this category to increase significantly.

         RESEARCH AND DEVELOPMENT. The Company maintains a software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. During the third quarter of 2001, the Company focused its development efforts on the completion of software tools and products that facilitate the conversion and migration of data from legacy media to current technology, the conversion of analog content to multiple digital formats, and the management and reformatting of digital content on demand. In the third quarter of 2001, upon the completion of its initial development efforts, the Company introduced its suite of video software solutions. Development efforts during the first nine months of 2002 have been focused on adding features and functionality to enhance the competitiveness of these products. Research and development expenses for the three months ended September 30, 2002 were $212,000 compared to $92,000 for the three months ended September 30, 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $339,000 for the three months ended September 30, 2002 compared to $403,000 for the three months ended September 30, 2001. Amortization expense primarily consisted of amortization of the excess cost of the media services operations over the fair value of the net assets acquired and other intangible assets. The decrease in these expenses was primarily attributable to the issuance in July 2001 of SFAS No. 142, "Goodwill and Other Intangible Assets" by the Financial Accounting Standards Board, which requires that all amortization of goodwill as a charge to earnings ($197,000 for the three months ended September 30, 2001) be eliminated. Depreciation expense consists of depreciation of furniture, equipment, software and improvements.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

For the nine months ended September 30, 2002, the Company reported a net loss of $2.8 million, or ($.10) per share, compared to a net loss of $6.3 million, or ($.25) per share, for the nine months ended September 30, 2001.

         REVENUE. Total revenue for the nine months ended September 30, 2002 was $2.2 million, an increase of 400% from total revenue of $449,000 for the nine months ended September 30, 2001. Revenue from the sale of software and related products for the nine months ended September 30, 2002 increased $815,000, or 1577%, over the year ago period due to the introduction of the Company's suite of video software solutions late in the third quarter of 2001 and the acquisition of MSI France in the third quarter of 2002, which acquisition generated $542,000 of the $815,000 increase. Revenue generated from the provision of data and video conversion services for the nine months ended September 30, 2002 increased $983,000, or 248%, over the year ago period due to delays experienced by customers in providing the data to be converted in the prior period and substantial growth in the current period in the sale of data conversion services. Substantially all of the Company's revenue has been derived from customers in the United States and through the acquisition of MSI France, Europe.

GROSS MARGIN. For the nine months ended September 30, 2002, revenue generated from the provision of data and video conversion services resulted in gross margins of $912,000, or 61% of service revenue, compared to a gross loss of $163,000, or (41)%, for the nine months ended September 30, 2001. The gross loss generated from the provision of data and video conversion services during the nine months ended September 30, 2001 was below the Company's anticipated gross margin and resulted from the excess capacity that existed within the Company's service delivery function at that time.

For the nine months ended September 30, 2002, sales of software and related products resulted in gross margins of $566,000, or 39% of product revenue, compared to $27,000, or 51%, for the nine months ended September 30, 2001. This increase was due to the introduction of the Company's suite of video software solutions late in the third quarter of 2001.

         The Company plans to increase substantially its sales of software and related products and services, and therefore expects costs of revenue also to increase substantially.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2002 were $2.9 million compared to $4.4 million for the nine months ended September 30, 2001. The decrease in these expenses was primarily related to an overall reduction in employee headcount, including the elimination of certain positions; the closing of the office in Boulder, Colorado; and the relocation of the New Jersey office to a smaller facility. Selling, general and administrative expenses for the nine months ended September 30, 2002 consisted of $1,496,000 for salaries and related benefits for employees not directly related to the production of revenue, $698,000 in professional and consulting fees, $355,000 for general office expenses, $237,000 of facilities costs, and $147,000 for travel. Selling, general and administrative expenses for the nine months ended September 30, 2001 consisted of $3.1 million for salaries and related benefits for employees not directly related to the production of revenue, $449,000 in professional fees, $288,000 for travel, $249,000 of facilities costs and $355,000 for general office expenses. Should the Company secure additional funding, it plans to increase its sales and marketing efforts and, to a lesser extent, to continue to build its infrastructure and, therefore, expects expenses in this category to increase significantly.

         RESEARCH AND DEVELOPMENT. As discussed above, the Company maintains a software development staff that designs and develops the Company's new products and services. Development efforts during the first nine months of 2002 have been focused on adding features and functionality to enhance the competitiveness of the Company's products. Research and development expenses decreased to $431,000 for the nine months ended September 30, 2002 from $502,000 for the nine months ended September 30, 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $763,000 for the nine months ended September 30, 2002 and $1.2 million for the nine months ended September 30, 2001. The decrease in these expenses was primarily attributable to the issuance in July 2001 of SFAS No. 142, "Goodwill and Other Intangible Assets" by the Financial Accounting Standards Board, which requires that all amortization of goodwill as a charge to earnings ($593,000 for the nine months ended September 30, 2001) be eliminated. Depreciation expense consisted of depreciation of furniture, equipment, software and improvements. Amortization expense consisted of amortization of intangible assets, and for the nine months ended September 30, 2001, amortization of the excess cost of the media services operations over the fair value of the net assets acquired. During the six months ended June 30, 2002, The Company completed the initial test as required under SFAS No. 142 and determined that the fair value of its reporting units exceeded their carrying value as of January 1, 2002. The Company will perform an ongoing annual impairment test, as required under SFAS No. 142, during the third quarter of each year.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002, the Company had liquid assets (cash and cash equivalents and accounts receivable) of $1.8 million and current assets of $2.3 million. These assets were primarily derived from financing activities and the acquisition of MSI France. Long-term assets of $7.2 million consisted of the excess of cost over fair value of the media services assets acquired during 2000 of $3.8 million, software and intellectual property of $2.1 million, property and equipment of $1.2 million and other assets of $0.1 million.

         Current liabilities of $4.8 million at September 30, 2002 consisted of $1.6 million of accounts payable; $451,000 of deferred revenue, which consisted of progress payments received on engagements currently in progress; $800,000 of notes payable offset by the unamortized portion of debt discount in the amount of $375,000, $1.6 million of accrued expenses; $302,000 of accrued expenses to employees, of which $168,000 is payable to an employee upon the closing of an offering that raises gross proceeds of at least $5 million; $160,000 for the current portion of a note payable to an employee that was assumed upon the acquisition of the media services operations, $134,000 of accrued vacation, and $67,000 of current lease liability.

         The Company's working capital deficit was $2.5 million as of September 30, 2002 for the reasons described above.

         The Company used net cash of $1.0 million in operating activities during the nine months ended September 30, 2002 and $3.0 million in operating activities during the nine months ended September 30, 2001, primarily as a result of the net losses incurred during the periods.

         Excluding the $860,000 in cash acquired in the acquisition of MSI France, the Company used net cash of $282,000 in investing activities during the nine months ended September 30, 2002, of which $207,000 was used for capital expenditures and $75,000 was used for the development of the Company's suite of video software solutions and development efforts. During the nine months ended September 30, 2001, the Company used $631,000 in investing activities, of which $303,000 was used for capital expenditures and $328,000 was used for the development of the Company's suite of video software solutions.

Financing activities provided net cash of $650,000 during the nine months ended September 30, 2002. In March 2002, the Company issued 400,000 shares of unregistered common stock to an individual investor in consideration of aggregate proceeds of $50,000. In March and April 2002, the Company issued $500,000 aggregate principal amount of convertible secured notes to two investors. In July 2002, the Company borrowed $100,000 from one investor. During the nine months ended September 30, 2001, net cash of $1.5 million was provided by financing activities due to the sale of 863,000 shares of common stock and warrants to purchase 863,000 shares of common stock.

         The current level of cash flows from operating activities are not sufficient to enable the Company to continue to operate and to execute its business strategy. As a result, the Company is seeking additional capital. In the interim, the Company is managing its investments in infrastructure based on its cash position and the near term cash flow generated from operations. The Company anticipates having sufficient cash to continue operations into the first quarter of 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. If the Company is successful in raising additional capital, the Company anticipates that its operating expenses will increase over the next 12 months as it accelerates execution of its business strategy. There can be no assurance that additional capital will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

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


  ITEM 3. CONTROLS AND PROCEDURES

         (a) Based upon an evaluation performed within 90 days of this Report, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have each concluded that our disclosure controls and procedures are effective to ensure that material information relating to our Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects.

         (b) The CEO and CFO each note that, since the date of his evaluation until the date of this Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS -

                  The Company is not subject to any material legal proceedings.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  No changes in securities and use of proceeds.


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

The Company filed a Current Report on Form 8-K dated August 14, 2002 providing certifications of its Chief Executive Officer and Chief Financial Officer with respect to its Quarterly Report on Form 10-QSB for the period ended June 30, 2002 as required by 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of
2002).

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 14, 2002                FRONT PORCH DIGITAL INC.

                                         By: /s/ Donald Maggi
                                             ---------------------------------
                                             Donald Maggi
                                             Chief Executive Officer (principal
                                             executive officer)


                                         By: /s/ Paul McKnight
                                             ---------------------------------
                                             Paul McKnight
                                             Chief Financial Officer (principal
                                             financial and accounting officer)

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, Donald Maggi, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Front Porch Digital Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             By: /s/ Donald Maggi
                                                 -------------------------
                                                 Name:  Donald Maggi
                                                 Title: Executive Officer

November 14, 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, Paul McKnight, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Front Porch Digital Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             By: /s/ Paul McKnight
                                                 ------------------------------
                                                 Name:  Paul McKnight
                                                 Title: Chief Financial Officer

November 14, 2002