Form 10KSB
period 2002-12-31
FRONT PORCH DIGITAL INC
filed 2003-05-19
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the Fiscal Year Ended: December 31, 2002

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

Yes        No  X
    ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 2002 were $4,897,000.

The aggregate market value of shares of the Company's common stock held by non-affiliates as of April 28, 2003 was $4,161,893 based upon the average bid and asked prices of the Company's common stock on the OTC Bulletin Board on March 31, 2003. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of April 28, 2003, there were 41,615,648 shares of common stock of the registrant outstanding. The registrant's common stock currently trades on the OTC Bulletin Board under the symbol "FPDI."

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                --      ---

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Front Porch Digital Inc. (the "Company") is an industry leader in the emerging market of digital information asset management. The Company utilizes a comprehensive suite of proprietary products and services that enable customers to efficiently and cost-effectively migrate data from nearly any media type and data format to any other media type and format. Incorporating software-based methodologies and intellectual property throughout its service offerings allows content to be captured, converted, managed and distributed in digital form efficiently and cost effectively. The Company's proprietary DIVArchive software products enable customers to manage large-scale digital archives in the entertainment industry. DIVArchive simplifies the process of preserving, managing and accessing content.

         It is estimated that over 85% of the cumulatively stored data in the world today is in non-digitized formats, such as film, microfiche or analog tape. Further, driven by a rapid increase in information gathering, as well as the need for quicker access tools for the collection, retrieval, analysis and management of this information, companies that have previously used film, microfiche and analog audio video and tape are increasingly digitizing and storing their data in digital formats. Other significant market drivers accelerating the movement towards the digitization of information include shortened technology lifecycles and device obsolescence, the eminent degradation of storage media, regulatory requirements, as well as the potential risk of system failures causing downtime or data loss. The Company believes the inevitable movement toward the digitization of data will create an enormous increase in the demand for digital storage, which will provide a significant opportunity for the Company to convert non-digitized data to digital formats that may then be easily accessed, browsed, indexed, managed and distributed.

         The Company's enterprise data media solutions (EDMS) group addresses issues relating to data archive and storage. For example, the EDMS group pioneered a methodology for performing tape and optical data conversions in an offline environment on the customer's premise. Performing offline conversions, which is believed to be a unique competence in the industry, avoids significant additional loads from being placed on customers' frequently over-burdened systems. The EDMS group is further able to identify and, if necessary, reverse-engineer the multitude of data storage and compression algorithms encountered during the conversion process, particularly in the optical storage arena. The EDMS group has proven performance in these and other data conversion and migration services, as evidenced by its experience in completing large-scale projects for numerous Fortune 1000 companies.

         The Company's digital media group, which addresses the issues relating to digital content management, has developed intellectual property (IP) that enables the large-scale conversion and migration of information stored in any legacy system and format to any applicable digital format using only a single capture of content. When compared to hardware-based systems, the Company believes its software-based solution adds flexibility and significantly reduces the costs associated with digital conversion. Once content is captured, it can be converted into one or many formats of the customer's choice on demand, without any additional captures. With content digitized and stored on digital media, customers have the ability to catalog, index, browse, format, archive and distribute content easily and cost-effectively. Through compression and other process techniques, the Company's solution also minimizes customers' digital media storage requirements.

         With the acquisition of its DIVArchive software products in August 2002, the Company's digital media group recently commenced offering a proprietary solution for the management of large-scale digital archives for the entertainment industry. The Company believes participants in entertainment industry are increasingly seeking to convert non-digitized data to digital formats that may easily be accessed, browsed, indexed, managed and distributed.

         Key characteristics of the Company's service offerings that differentiate the Company from most of its competitors include the following:

              o An onsite, offline service capability that eliminates the need to use customers' hardware, software and labor resources, shortens project timeframes and increases customers' resource utilization and productivity.

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

              o A decoupled capture, compression, conversion, storage and management process architecture that facilitates integration, accessibility and distribution of stored data independently or within customers' existing technology platforms.

              o A unique methodology that enables back-end audio and video indexing and multiple format distribution capabilities to further maximize product value.

              o A proprietary, software-based digital archiving solution that supports the management, maintenance, indexing and distribution for digital assets, primarily in the broadcast space.

BUSINESS STRATEGY

         The Company's strategy is to establish itself as a leading product and service provider in the emerging market for digital information asset management, including the conversion and formatting of text, images, audio, graphics and video from any format to any other format, for access via any digital platform, including broadband, Internet, DVD and HDTV.

         The Company seeks to capitalize on its proprietary technologies and its breadth of service offerings to become the preferred provider of information management products and services to large corporate and governmental agencies worldwide. To accomplish its goals, management intends to execute the following:

              o Adapt its enterprise data media service offerings and package future digital media products and services for distribution primarily through strategic partners via licensing and/or reseller agreements. The Company is developing supporting collateral materials, product training programs and customer service and support systems in conjunction with its service offerings to support the Company's distribution strategy.

              o Extend migration and conversion service offerings to generate recurring revenue streams by providing ongoing digital information asset management services. These products and services will be offered directly by the Company or indirectly through partners and/or through licensing programs.

              o Rapidly develop distribution channels by expanding strategic alliance partnerships that leverage the partners' established market presences, leading to accelerated revenue growth and extended sales opportunities to both the Company and its partners. Strategic partners will be selected on the basis of synergistic products/services and the size and depth of their distribution channels, and will be tier one systems integrators, hardware manufacturers or entertainment, media, content management, storage, software companies and other organizations. Management believes strategic partners will seek to resell the Company's products and services to enhance their value proposition to customers and extend their revenue potential.

              o Develop sales and marketing teams to support the Company's partnering strategy and to execute direct selling activities in selected vertical markets.

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

              o Launch additional digital media products and continue to develop highly flexible, software driven products. Unlike competing hardware-based products, the Company's software-based solutions easily accommodate new features, are re-configurable to conform to other system interfaces and are believed to be less costly to produce, deliver and operate.

              o Continue to develop intellectual property assets to support domestic and international expansion through enhanced product offerings. The Company intends to disseminate its intellectual property within a protected but open environment to encourage the adoption of its intellectual property as an industry standard.

PRODUCTS AND SERVICES

         ENTERPRISE DATA MEDIA SOLUTIONS. The Company offers a comprehensive, integrated suite of enterprise data media solutions that can help customers ensure information preservation, reduce cost and improve productivity without compromising the security and integrity of their stored information. The Company's EDMS group has performed professional services for over 600 customers worldwide in industries that include banking and finance, power utility, petroleum, pharmaceutical and government.

         All services offered by the EDMS group are performed offline utilizing the Company's proprietary software and stand-alone hardware devices, at either the customer site or at the Company's secure delivery facility. These services can be performed for any applicable optical and/or tape media type and format. Components of the currently available offerings include tape copy and conversion, tape volume management, tape data assurance, and archive generation and conversion.

         TAPE COPY AND CONVERSION SERVICES. The Company provides an end-to-end tape copy and conversion solution that converts or migrates information from any media type or data format to any other, enables the large-scale conversion of analog content to digital formats and facilitates the migration of an entire library to a new media technology. Current service offerings include:

              o Tape cloning services that produce an exact copy of any active tape volume onto a new tape volume of the same media type.

              o Tape duplication services that generate a bit-for-bit copy of any active tape volume onto a new tape volume of a different media type.

              o Tape volume stacking services that stack multiple tape volumes onto one or more new tape volumes of a different media type. The objective of this service is to reduce the physical size of the tape library, resulting in reduced costs associated with off-site storage of archived data.

              o Dataset stacking services that enable multiple datasets from multiple volume sets to be stacked onto one or more new tape volumes of a different media type. Selective dataset stacking can also be performed.

         TAPE VOLUME MANAGEMENT. The Company offers a comprehensive tape volume management service that ensures data integrity and optimizes the available storage capacities in new and existing tape technologies. Current service offerings include:

              o Tape labeling and initialization - An offline process by which new or used tapes can be labeled and initialized to the customer's specification using Company-supplied hardware, software and personnel resources.

              o Tape Label Verification - The process by which customer-supplied tapes containing data are re-labeled and verified using
         Company-supplied hardware, software and personnel resources. This service is typically provided to customers that are preparing to automate their tape library environment.

         TAPE DATA ASSURANCE. The Company offers a comprehensive suite of tape data assurance services that optimize operational performance, reduce the costs associated with job abends and lost data due to media issues and ensure continued readability and protection of the data stored in the customer's tape library. Current service offerings include:

              o Tape Library Audit - A physical inspection and analysis of a customer's tape library and deep archive vault environment is performed onsite. A customer will typically request a tape library audit to determine the source and cause of media-related failures that significantly impact its data center operations, and to seek specific recommendations for improving the overall efficiency of its tape storage systems, and to improve data accessibility.

              o Tape Testing - Pre-certification and/or testing of media using industry-standard production tape drives to ensure ongoing reliability of media.

              o Degaussing and Security Erase - Services that utilize the Company's proprietary technology to permanently erase data that is no longer required. Degaussing increases the security needed for policy-based tape disposal or ensures efficient and optimal reuse of tapes.

         ARCHIVE GENERATION AND CONVERSION. The Company offers comprehensive data migration solutions that enable customers to convert existing archives onto new, cost-effective, high capacity tape media and generate new archives from legacy media formats. Current service offerings include:

              o FileNet document archive conversion - Documents are extracted from optical platters and converted to a format for import into an online viewing application.

              o Check images conversion - Bank check images are extracted from optical cartridges or backup tapes. Each check is validated against the legacy system log file and both front and back images of each check are properly rotated and saved as a multipart, graphical file.

              o Document images conversion - Archived document images are extracted from optical platters, validated and converted into graphical files, which are then written to the customer's choice of tape media. An output database is generated mapping each document to the generated files.

         CUSTOMER SERVICE BENEFITS. The enterprise data media services offered by the Company can potentially benefit any customer concerned with the storage and accessibility of data on its tape and optical storage subsystems. Duplication and conversion services have been provided by the EDMS group to over 600 customers in many vertical markets, including banking, communications, government and services bureaus. The Company's competitive advantages include:

              o Offline processing to preserve the customer's CPU cycles.

              o Fast, economical alternative to online duplication and conversion.

              o Use of the Company's personnel minimizes impact to the customer's personnel resources.

              o Services are available at the customer site or at the Company's facility.

              o All necessary equipment and personnel are supplied by the Company.

              o Reduced per unit storage cost through economical migration path to newer storage technologies.

              o Proven process with nearly ten years of experience and over 20 million tapes processed.

DIGITAL MEDIA SOLUTIONS

         The Company offers a comprehensive, integrated suite of digital media solutions that facilitate the capture, management and distribution of digital content. Components of these offerings include a desktop encoding system, automated video indexing and a real-time format transcoder. In addition, the Company offers a distributed storage and archive management solution for the entertainment and medical industries that simplifies the process of preserving, managing and accessing digital content.

         DESKTOP ENCODING SYSTEM. The Company's desktop encoding system features a real-time, software-based encoding solution that allows the customer to create high-quality compressed data formats. The desktop encoding system may be used as a stand-alone system or as part of a larger end-to-end system for archiving and distribution of digital content. Current features of the system include:

              o High quality, real-time software encoding that is easily upgraded through software patches. Additional formats can be easily added without downtime or having to swap out hardware components.

              o Single encode and dual encode modes - Content can be encoded directly to multiple formats, multiple simultaneous encodes with varying resolutions, bit-rates and other parameters.

              o Offline or online encoding in real-time or faster than real-time speeds.

              o Availability of advanced features, including the ability to encode to multiple formats from a single capture.

         BENEFITS OF THE DESKTOP ENCODING SYSTEM. The Company's software-based encoding solutions can potentially benefit any customer concerned with encoding, storing and distributing digital content. The Company's competitive advantages include:

              o Compatible - Software-based encoding and transcoding solution can evolve as standards change. Other solutions often require the purchase of additional hardware when standards change.

              o Economical - 20-75% less expensive than comparable hardware-based solutions.

              o Flexible - Ability to encode to multiple formats, perform multiple simultaneous encodes, change resolution, bit-rates, and other parameters as needed. Hardware encoders cannot duplicate these features.

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

         AUTOMATED VIDEO INDEXING AND INTEGRATED BROWSING FOR WEB AND ENTERPRISE PUBLISHING APPLICATIONS. The Company has integrated a powerful video indexing and search engine with its software-based encoding and transcoding tools to create a seamless workflow for archival applications. The Company's solution enables the back-end indexing of previously captured material, as well as an automated process for the indexing, annotation, searching and retrieving processes. Current features of the system include:

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

         REAL-TIME FORMAT TRANSCODER. This system features a real-time format transcoder that will allow the customer to easily reformat digital audio-visual data to meet a variety of digital distribution requirements. The Company's proprietary algorithms support decoding and re-encoding of the compressed digital content to most popular end-user formats, including:

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

              o High Bit-rate MPEG <-> Low Bit-rate MPEG (Rate Conversion)

              o Variable Bit-Rate (VBR) <-> Constant Bit-Rate (CBR)

              o Elementary Streams <-> Program Stream Mux

              o Transport Stream <-> Elementary Stream

         BENEFITS OF REAL-TIME FORMAT TRANSCODER. The Company's real-time format transcoder alleviates the need to perform multiple captures of video to meet different distribution requirements. Other benefits include:

              o Parallel Transcoding - Supports conversion to multiple formats simultaneously.

              o Multi-threaded implementation - Takes advantage of up to 20 instances running on multi-processor workstations.

              o Flexibility - Accommodates new features and can be re-configured to conform to other system interfaces.

         DIVARCHIVE STORAGE MANAGEMENT. DIVArchive is a proprietary "middleware" software product that manages large-scale digital archives for the entertainment industry. DIVArchive simplifies the process of preserving, managing and accessing content, as part of a high capacity, expandable and scalable solution, which satisfies the highest performance standards. The principal benefits derived from DIVArchive include storage optimization, protection and control, full life cycle management, near-line editing and partial retrieval, content repurposing and sharing, and archives networking. Architectures can scale from small disk-only systems to large capacity systems using different forms of physical storage to balance response time, performance and cost.

         DIVArchive solutions are designed for use in the broadcast market and are being utilized for the complete management of broadcast content. The entertainment industry is the Company's primary focus for developing the DIVArchive solutions as the Company believes the participants in this industry are increasingly seeking to convert non-digitized data to digital formats that may easily be accessed, browsed, indexed, managed and distributed. The Company believes this drive towards digitization and the requirements and standards for HDTV/Digital television will result in significant growth in sales of the DIVArchive solution.

RESEARCH AND DEVELOPMENT

         The Company maintains a research and software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. During 2002, the Company began negotiating technology development agreements with its channel partners in an effort to more cost-effectively develop new products and services to meet anticipated demand.

         The Company utilizes and builds upon existing intellectual property in digital media management and distribution and digital multimedia areas. In the area of digital media software, the Company is engaged in the development of original intellectual property tools that address application programming interfaces (APIs) for tape media, optical disk, tape and optical libraries and autoloaders, tape images on disk, tape and disk operational classes, components and test utilities. The Company is also directing its efforts towards the development of digital audiovisual software and storage and streaming applications covering DVD, Internet/Intranet, digital cable, broadcast digital television, datacasting and wireless transmission.

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

         For the years ended December 31, 2002 and December 31, 2001, the Company incurred research and development expenses of $771,000 and $657,000, respectively.

MARKETING AND DISTRIBUTION

         The Company's solutions are primarily targeted toward tier one enterprises in two target market segments worldwide - broadcast and entertainment, and financial services. The Company intends to focus its direct sales forces on the leading organizations in these sectors and will attempt to develop a significant indirect channel to reach the middle and lower tier segments. The Company's business strategy is based on building global sales channels, with a focused approach on partnering with media manufacturers and suppliers, storage and server hardware manufacturers and vendors, master resellers and value-added distributors and systems integrators.

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

         Strategic distribution partners may include companies in a variety of different businesses, such as media manufacturers and suppliers, storage and server hardware manufacturers and vendors, software companies and system integration firms, master resellers and value-added distributors (VADs). The Company also intends to build a small but focused direct sales team capable of making sales calls at the executive levels of partners and target customers. To date, the Company has reached preliminary or definitive agreement regarding channel partnerships and reseller relationships with the following companies:

BROADCAST:

              o Rainbow Network Communications, Inc., a subsidiary of Cablevision, Inc. ("Rainbow"), has entered into a five-year exclusive agreement to utilize the Company's transcoding and archiving middleware. This agreement also includes a technology partnership whereby Rainbow will fund the Company's development of new products to meet the needs of the broadcast, cable and satellite industries. As part of this agreement, the Company will retain all intellectual property and resale rights for work product that may be sold through the Company's distribution channel.

              o Communications Engineering, Inc. ("CEI") uses DIVArchive to manage the digital content library of one of its clients, Public Broadcast System.

              o Harris Communication, Inc. ("Harris") has entered into an agreement with the Company to utilize the Company's BitScream transcoder products to create a video server under Harris' Broadcast Automation control that incorporates Microsoft Windows Media 9 Series player technologies. Harris is an international communications equipment company focused on providing product, system and service solutions for commercial and government customers.

              o The Company is working with other national and international systems integrators and computer hardware providers to further expand the distribution channels available for the sale of its products and services worldwide.

FINANCIAL SERVICES:

              o Storage Technology Corporation ("StoregeTek") became a significant shareholder of the Company as part of the Company's acquisition of its media services group. The Company is the exclusive provider of professional conversion and related services to StorageTek and its client base and is a StorageTek IVAR in the United States. StorageTek offers the Company's services exclusively in the data migration and check imaging business.

              o JPMorgan Chase Bank ("JPM") has entered into an agreement to resell the Company's data migration and check imaging services to its customers.

CUSTOMERS

         The Company's EDMS group has performed services for over 600 companies and government agencies worldwide. These customers span a broad spectrum of disciplines, including financial institutions, utility companies, engineering and manufacturing companies, energy and oil companies, and governmental agencies. Key customers of the EDMS group in 2002 included The Federal Reserve Bank, JPMorgan Chase Bank and Wachovia Bank.

         The customer base of the Company's digital media group is comprised of many large organizations in the broadcast and medical industries. Key customers of the digital media group in 2002 included Rainbow/Cablevision, TPD/France, Microsoft Corporation, Eastern Television/Taiwan, Public Broadcasting System, CentralChina Television and MTV Networks-Europe.

         In 2002, revenue from a large national bank accounted for approximately 31% of the Company's total revenue and Storagetek accounted for approximately 18% of the Company's total revenue. In 2001, revenue from a large national bank accounted for approximately 46% of the Company's total revenue, and StorageTek and a third customer accounted for approximately 17% and 16%, respectively, of total revenues. Revenue from these customers is not considered to be significant recurring sources of revenue for the Company.

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

COMPETITION

         The markets for the Company's products and services are becoming increasingly competitive. The Company believes that its ability to compete depends on a number of factors, both within and outside of its control. These factors include, among others, the functionality, price and performance of the Company's products and services relative to its competitors' offerings, customer satisfaction and customer support capabilities, the breadth of product lines and support services, the strength of sales force and channel partnership relationships and general economic and business conditions. The Company expects additional companies to begin offering similar products and services. Many of these companies have significantly greater financial resources than the Company.

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

         The primary competition for the Company's EDMS group comes from in-house IT departments of potential customers, which may choose a "do-it-yourself" approach. Management expects that in-house competition will continue to be significant. The primary competition for the Company's digital medial solutions group comes from other vendors and service providers that compete with the Company, including EMC

Corporation, which offers its Avalon product line in competition with the Company's DIVArchieve product line. However, management believes the solutions currently offered by most of the Company's competitors are limited in scope and fragmented relative to the products and services offered by the Company.

EMPLOYEES

         As of March 31, 2003, the Company employed 43 persons on a full-time basis, of which five were executive management, five were in finance and administration, 10 were in sales and marketing, 12 were in research and development and 11 were in engineering and delivery.

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

         In October 2000, the Company acquired the media services group of StorageTek. In connection with this acquisition, the Company acquired intellectual property, fixed assets and the majority of the personnel of such group, which enabled the Company to commence the operations of its EDMS group.

         In August 2002, the Company acquired the DIVArchive operations of ManagedStorage International Inc. ("MSI") located in Toulouse, France. In connection with this acquisition, the Company acquired intellectual property, fixed assets and substantially all of the personnel of this business.

         On April 23, 2003, the Company sold to Eastman Kodak Company ("Kodak") the Company's intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak offered employment to substantially all of the Company's personnel associated with the transferred assets and assumed certain software support obligations to the Company's existing DIVArchive customers in the medical industry.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive offices are located in Mount Laurel, New Jersey where the Company leases 4,000 square feet of office space through September 2006. The New Jersey site also includes the digital media solutions group and research and development facilities, as well as most of the infrastructure functions, including financial accounting, purchasing, and facilities and information management systems. The Company also leases 23,000 square feet of office and production space in Houston, Texas through August 2004 for the EDMS group and delivery service operations. In addition, the Company leases 730 square meters of office and production space in Toulouse, France through May 2009 which supports its European DIVArchive operations.

         At December 31, 2002, aggregate lease payments under the Mount Laurel, New Jersey, Houston, Texas and Toulouse, France leases through the end of the lease terms were $175,000, $192,000 and $809,000, respectively.

         The Company believes its current facilities are adequate for its existing operations and that all of its properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

         On or about March 21, 2003, Giancarlo Gaggero, a former employee of the Company, and Data Strategies International, Inc., a company owned and controlled by Mr. Gaggero, filed a suit against the Company in the District Court of Harris County, Texas alleging breach by the Company of an asset purchase and related agreements between Data Strategies and the Company and breach by the Company of an employment agreement between Mr. Gaggero and the Company. Mr. Gaggero's employment with the Company was terminated on March 5, 2003. The plaintiffs seek monetary damages of approximately $253,000 plus interest and costs and a declaration that they are excused from performance under the agreements from and after January 2001. The Company responded to the complaint on April 17, 2003 and requested that the case be moved from state court to federal court jurisdiction. The Company believes certain of the claims are without merit, with respect to which the Company intends to defend the action vigorously, and is considering certain counterclaims against the plaintiffs. An outcome in this litigation that is adverse to the Company, cost associated with defending the lawsuit and the diversion of management's time and resources to defend the lawsuit could seriously harm the Company's business and its financial condition.

          In addition to the proceeding described above, the Company is involved in certain other disputes that arise in the ordinary course of business. The Company believes that no current dispute will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "FPDI." Prior to May 2, 2000, the date on which the reverse acquisition with Front Porch occurred, the Company's common stock traded under the symbol EICM and there was no active market for trading of the Company's common stock. The following table sets forth the high and low bid prices for the Company's common stock for each fiscal quarter beginning May 2000 through December 31, 2002 as reported by the National Quotation Bureau.

         The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Year ended December 31, 2001                     HIGH BID         LOW BID
                                                 --------         -------
   First Quarter..............................    $4.19            $2.97
   Second Quarter.............................     3.98             1.83
   Third Quarter..............................     2.95             1.05
   Fourth Quarter.............................     1.50             0.40

Year ended December 31, 2002
   First Quarter..............................    $1.20            $0.62
   Second Quarter.............................     1.18             0.54
   Third Quarter..............................     0.65             0.27
   Fourth Quarter.............................     0.58             0.26


         At March 31, 2002, there were 435 record holders of the Company's common stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed. The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future. The purchase agreement relating to the Company's outstanding 8% convertible promissory notes prohibits the payment of dividends on the Company's common stock so long as such notes remain outstanding.

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

         In March 2002, in conjunction with the termination of the consulting agreement with the Armand Group, Inc. the Company issued 100,000 shares of unregistered common stock to the Armand Group, Inc.

         In March 2002, the Company issued 400,000 shares of unregistered common stock to an individual investor upon which the Company received aggregate proceeds of $50,000.

         In March and April 2002, the Company issued $500,000 aggregate principal amount of convertible secured notes (the "Convertible Notes") to two investors. The notes had a one year term, bore interest at the rate of 7% per annum, which was payable on a quarterly basis, and were secured by all assets of the Company. The Convertible Notes were convertible into a number of shares of common stock of the Company equal to 14% of the outstanding shares of common stock at any time at the option of the note holders, subject to certain anti-dilution adjustments for the one-year term. The notes contained a beneficial conversion feature and, accordingly, 100% of the amount was allocated to additional paid-in capital.

         In August 2002, in connection with the acquisition DIVArchive operations from MSI, the Company issued 5,000,000 shares of unregistered common stock to MSI. As additional consideration for the acquisition, the Company issued 1,750,000 and 1,750,000 warrants to purchase unregistered common stock at an exercise price per share of $2.00 and $4.00, respectively. Subsequent to the acquisition, in April 2003, the Company issued an additional 2,500,000 shares of unregistered common stock to MSI in accordance with the earn-out provisions of the acquisition agreement.

         In April 2003, the Company issued $645,000 8% unsecured convertible promissory notes (the "8% Notes") to a group of investors primarily consisting of existing shareholders and management. See Note 16 in the Notes to Consolidated Financial Statements and Item 6. Management's Discussion and Analysis or Plan of Operations for further information.

         In April 2003, $250,000 aggregate principal amount of the Convertible Notes and all accrued interest were converted into 6,785,715 shares of common stock and the remaining $250,000 principal amount of the Convertible Notes was exchange for 8% Notes. See Note 16 in the Notes to Consolidated Financial Statements and Item 6. Management's Discussion and Analysis or Plan of Operations for further information.

         As of December 31, 2002, the following equity compensation plans were in effect:

=============================================================================================================
                                    Number of securities to      Weighted average
                                    be issued upon exercise      exercise price of     Number of securities
                                    of outstanding options,    outstanding options,     remaining available
        Plan category                 warrants and rights       warrants and rights     for future issuance
=============================================================================================================
Equity compensation plans                             -0-                     N/A                     -0-
  approved by security holders
=============================================================================================================
Equity compensation plans not
  approved by security holders                  1,537,807                    $2.64              6,462,193
=============================================================================================================
Total                                           1,537,807                    $2.64              6,462,193
=============================================================================================================

The Company's equity incentive plans are more fully described in Note 10 and
Note 11 in the Notes to Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

         The Company's significant accounting policies are described in Note 2 in Notes to the Consolidated Financial Statements. Some of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes the Company's most important accounting policies include revenue recognition, software development costs and concentrations of risk related to customers.

REVENUE RECOGNITION:

         Given the significant growth in revenues during 2002 as well as the complexities and estimates involved in measuring and determining revenue in accordance with generally accepted accounting principles, the Company's accounting for revenue is crucial to the proper periodic reporting of revenue and deferred revenue.

         The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the fee is fixed or determinable, and collection is reasonably assured.

         The Company licenses software under license agreements and provides professional services including training, installation, consulting, and maintenance. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is considered probable, and no significant vendor obligations remain.

         The Company allocates revenue to each component of the contract based on objective evidence of its fair value, as established by management. Because licensing of the software generally is not dependent on the professional services portions of the contract, the software revenue is recognized upon delivery.

         Fees for maintenance agreements are recognized ratably over the term of the agreement. Maintenance is generally billed in advance resulting in deferred revenues.

         The Company provides software-related professional services. Services are generally provided on a time and materials basis and revenue is recognized as the services are provided.

         Revenue under service contracts is recognized when services have been performed and accepted, or under the proportional-performance method of accounting, depending on the nature of the project. The extent of progress toward completion under the proportionate method of accounting is measured by using the number of sites and/or units under the contract that have been completed and the progress towards completion of batches in progress at period end.

SOFTWARE DEVELOPMENT COSTS:

         As expenditures for software development are expected to increase, the capture and measurement, as well as proper capitalization of these costs, is a key focus of management as the proper matching of these costs with the related revenue impacts the proper periodic reporting of revenues and related costs. The Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product is available for general release to customers, capitalization is ceased, and such previously capitalized costs are amortized over the remaining estimated economic useful life of the product, not to exceed to three years.

CONCENTRATION OF RISK - CUSTOMERS:

         During 2002, the Company had a significant portion of its revenue and receivables generated from two major customers and expects that these customers will continue to be significant during 2003. For the year ended December 31, 2002, revenues from these two customers, each exceeding 10% of total revenue, aggregated 31% and 18%, respectively. Accounts receivable from the Company's second largest customer was $325,823 as of December 31, 2002, which represented approximately 18% of total trade receivables at that date.

         For the year ended December 31, 2001, revenues from three customers, each exceeding 10% of total revenue, aggregated 46%, 17%, and 16%, respectively. Accounts receivable from the Company's third largest customer was $95,000 as of December 31, 2001. The Company was a subcontractor for its second largest customer during 2002, which owned approximately 13.5% of the Company's outstanding common stock as of December 31, 2002.

GENERAL

         At October 1, 2002, the beginning of the fourth quarter of 2002, the Company's financial condition was weak due to the unavailability of sufficient working capital and excessive operating costs, although the Company's results of operations had been steadily improving over the prior three fiscal quarters. At such date, the Company had in excess of $4.5 million in contract value in its backlog, from which the Company expected to realize revenue over the next three quarters, with approximately $2.5 million in revenue expected in the fourth quarter of 2002. However, as a result of the shortage of working capital, excessive costs and personnel and inefficient operations, the Company was at risk of not being able to realize its expected revenues.

         In the fourth quarter of 2002, the Company initiated a restructuring plan in an effort to position itself to raise the necessary working capital to capitalize on its product and service portfolio, which has been gaining widespread acceptance in the marketplace. The restructuring plan included:

              o Implementing cost reductions and cost control measures to limit new spending, including reducing headcount in the United States and Europe, reducing salaries and benefits costs, reducing consulting fees, controlling and reducing travel and entertainment costs, reducing facility size and costs and reducing overall general operating costs.

              o Securing additional resources in executive management and operations to develop and implement the restructuring plan.

              o Reducing short-term liabilities by renegotiating with its key vendors and other short-term creditors to settle outstanding obligations for reduced amounts or extending payment terms, in some cases beyond one year.

              o Implementing aggressive cash flow management, including accelerating significant cash receipts from customers in advance of due dates and deferring vendor payables to minimize the actual cash outflows of the business.

              o Re-aligning existing personnel and operations to better match the costs of the business with the business focus and expected results of operations.

              o Improving operational management, effectiveness and efficiency to enable the Company to deliver on its existing customer contracts in a timely and predictable manner.

         In April 2003, the Company successfully completed a capital raise in the amount of $645,000 and renegotiated its most significant current liabilities to provide the liquidity and flexibility necessary to ensure the continuance of its operations. Management believes these steps have positioned the Company for survival and growth, and that anticipated cash flow from operations, combined with this additional funding, will be sufficient to enable the Company to operate for at least the next 12 months.

          The following discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that offset the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

         REVENUE. Total revenue for the three months ended December 31, 2002 increased $2.0 million, or 286%, to $2.7 million compared to total revenue of $0.7 million for the three months ended December 31, 2001. This increase was attributable to the additional revenue generated in both the media conversion and software and related services business segments.

         GROSS MARGIN. Gross margin for the three months ended December 31, 2002 of $1.8 million, or 67% of total revenue, increased $1.5 million, or 350%, compared to total gross margin of $0.3 million for the three months ended December 31, 2001.

         LOSS FROM OPERATIONS. For the three months ended December 31, 2002, the Company incurred a loss from operations of $107,000 as compared to a loss from operations of $1.8 million for the three months ended December 31, 2001. The significant improvement in results of operations was due to the growth in revenue, improved gross margins resulting from the reduction in operating expenses implemented during 2002.

RESULTS OF OPERATIONS- YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

         REVENUE. Total revenue for the year ended December 31, 2002 increased $3.8 million, or 333%, to $4.9 million compared to total revenue of $1.1 million for the year ended December 31, 2001. This increase was attributable to increased revenue generated from the provision of data and video conversion services in the media conversion business segment, which increased $1.9 million, or 233%, over the year ago period. In addition, revenue from the sale of software and related products in the software and services business segment increased $1.8 million, or 602%, over the year ago period due to increased sales of the Company's suite of video software solutions, which were available for substantially all of 2002, and the acquisition of DIVArchive product suite in August 2002.

         GROSS MARGIN. Total gross margin for the year ended December 31, 2002 of $3.3 million, or 67% of total revenue, increased $3.2 million, or 2,774%, compared to total gross margin of $0.1 million for the year ended December 31, 2001.

         Gross margin of $1.8 million, or 64% of revenue generated from the media conversion business segment during the year ended December 31, 2002 increased 1.8 million compared to gross margin of ($47,000) for the year ended December 31, 2001. This increase was primarily the result of increased revenues for these services and the timely delivery of such services to customers. In addition, revenues scaled to a level whereby the direct costs of operations could be supported, unlike the prior year periods during which revenue was not adequate to cover costs of sales.

         For the year ended December 31, 2002, revenue in the software and services business segment resulted in gross margins of $1.5 million, or 72% of product revenue, compared to $161,000, or 53%, for the period ended December 31, 2001.

         During the year ended December 31, 2002, the gross margins generated from its business segments met the Company's anticipated gross margin. The Company currently has seve`ral engagements in progress and a pipeline of potential business that Management believes will close during 2003. As a result, the Company expects gross margins from the provision of conversion services to remain the same or increase during 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2002 decreased $1.0 million to $4.1 million from $5.1 million for the year ended December 31, 2001. SG&A expenses for the year ended December 31, 2002 included $1.9 million in salaries and related benefits for employees not directly related to the production of revenue, $774,000 in professional fees, $635,000 in general office expenses, $356,000 in facilities costs, $292,000 for travel related costs, and $135,000 for bad debt expense. SG&A expenses for the year ended December 31, 2001 consisted of $3.4 million for salaries and related benefits for employees not directly related to the production of revenue, $583,000 in professional fees, $491,000 for general office expenses, $315,000 for travel, and $307,000 of facilities costs. The reduced SG&A expense levels in 2002 were the direct result of the cost reductions implemented during the period. The Company expects SG&A expenses to continue to decrease and to stabilize by the end of the second quarter 2003 at a more optimum level for efficiently delivering revenue.

         RESEARCH AND DEVELOPMENT. The Company maintains a software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. The Company continues to devote more resources to the development of software tools and products that facilitate the conversion and migration of data from legacy media to current technology, convert analog content to multiple digital formats, manage and reformat digital content on demand and archiving technologies. As a result, research and development expenses have increased to $771,000 for the year ended December 31, 2002 from $657,000 for the year ended December 31, 2001.

         DEPRECIATION AND AMORTIZATION. Amortization expense prior to January 1, 2002 consisted of amortization of the excess cost of the media services operations over the fair value of the net assets acquired and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was $1.2 million for the year ended December 31, 2002 and $2.5 million for the year ended December 31, 2001. The decrease in these expenses was primarily attributable to discontinuing the amortization of intangible assets (goodwill) acquired in conjunction with the acquisition of the media services operations in October 2000 in accordance with FASB 142, and an adjustment to the carrying value of intangible assets of $865,000 in 2001.

         EVALUATION OF INTANGIBLES. The Company periodically evaluates the value and future benefits of its intangibles. The Company assesses recoverability from future operations using cash flows from operations of the related acquired business as a measure. Under this approach, the carrying value would be reduced if the Company's best estimate of expected future cash flows of the related business, discounted using the current risk-free rate, would be less than the carrying amount of the intangibles over the remaining amortization period. In the fourth quarter of 2001, the Company revised its estimate of expected future cash flows from operations of its media conversion business segment acquired in October 2002 and recorded a charge of $865,000 to reflect the excess cost over fair value of assets acquired at its estimated fair value. No adjustment to the carrying value of intangibles was required in 2002.

         INTEREST EXPENSE. Interest expense was $500,000 for the year ended December 31, 2002 compared to $18,000 for the year ended December 31, 2001. Interest expense during 2002 represented interest of $33,000 on notes payable for money borrowed. Interest expense for the year ended December 31, 2002 also included non-cash interest charges aggregating $467,000, including a non-cash interest charge of $375,000 related to the amortization of debt discount on the Company's senior secured convertible notes, non-cash interest expense of $40,000 related to amortization of non-cash financing costs and non-cash interest expense of $52,000 related to the value of warrants to purchase common stock issued in conjunction with a short-term working capital loan to the Company during 2002.

         The principal balance of notes payable at 2001 was $200,000. The Company received gross proceeds of $800,000 from the sale of additional notes during 2002, of which $250,000 was repaid during 2002. In addition, during 2002, $375,000 of debt discount was amortized to earnings. At December 31, 2002, the outstanding balance on these notes, net of debt discount of $125,000, was $625,000.

         LOSS FROM OPERATIONS. During the year ended December 31, 2002, the Company incurred a loss from operations of $2.8 million as compared to a loss from operations of $8.1 million for the year ended December 31, 2001. The $5.3 million decrease in loss from operations for the year ended December 31, 2002 was due to growth in revenue of $3.8 million, which resulted in additional gross margin of $3.2 million, and the reduction in operating expenses of $2.1 million as part of the Company's efforts to reduce costs and reposition the Company and its products and services for growth into 2003 and beyond. In addition, the loss from operations in the current year was primarily accumulated in the first three quarters of 2002 as the Company's revenues continued to ramp up to the level of $2.7 million in the fourth quarter of 2002. The loss from operations for the fourth quarter of 2002 was $107,000 as compared to a loss from operations of $1.8 million for the comparable quarter of 2001.

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. The Company conducts business in various countries outside the United States in which the functional currency of the country is not the U.S. dollar. As a result, the Company has foreign currency exchange translation exposure as the results of these foreign operations are translated into U.S. dollars in its consolidated financial statements. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. While the Company looks for opportunities to reduce its exposure to foreign currency fluctuations against the U.S. dollar, at this point the Company has not had adequate financial resources to pursue hedging opportunities generally. At December 31, 2002, the Company reported a translation gain of $68,705 as a component of Comprehensive Loss. The Company is also subject to foreign exchange transaction exposure when its subsidiaries transact business in a currency other than its own functional currency. These transactions are infrequent and have not had a significant effect on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had $718,000 of unrestricted cash and cash equivalents. Issuance of convertible debt securities and common stock have been a principal source of liquidity for the Company.

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

         In March and April 2002, the Company issued $500,000 aggregate principal amount of convertible secured notes to two investors. The notes had a one year term, bore interest at the rate of 7% per annum, which was payable on a quarterly basis, and were secured by all assets of the Company. The notes were convertible into a number of shares of common stock of the Company equal to 14% of the outstanding shares of common stock at any time at the option of the note holders, subject to certain anti-dilution adjustments for the one-year term. The note holders were granted certain rights for the registration of these shares under the Securities Act of 1933, as amended, which required the Company to register these shares on the earlier of April 2003, or upon the filing of certain registration statements by the Company. The notes contained restrictions, which, among others, prohibited the Company from issuing new debt, paying creditors in excess of specified amounts, or prepaying the notes without the consent of the note holders. The notes contained a beneficial conversion feature and, accordingly, 100% of the amount was allocated to additional paid-in capital. In April 2003, notes in the principle amount of $250,000 plus all accrued interest were converted into 6,785,715 shares of common stock. At such time, the balance of such notes were converted into new notes having terms identical to the $645,000 principal amount of unsecured convertible promissory notes issued in April 2003.

         During 2002, the Company received two loans to satisfy short-term working capital needs. The lender loaned the Company $55,000 on October 11, 2002, which was repaid with accrued interest on October 24, 2002, and $100,000 on November 27, 2002, which was repaid with accrued interest on January 6, 2003. As such, as of December 31, 2002, the Company's current liabilities included a note payable in the amount of $100,000. Both notes were payable on demand and carried annual interest rates of 8%. As additional compensation for providing these loans, in December 2002, the Company issued the lender warrants to purchase 225,000 shares of the Company's common stock at a price per share of $0.10. These warrants were immediately vested and have a five-year life. Interest expense of $52,000 related to the value of the warrants was recognized in 2002.

         During 2002, the Company received a loan in the amount of $100,000 from MSI for short-term working capital in connection with the acquisition of the DIVArchive product suite. The note was payable on demand and carried an annual interest rate of 7%. This note and all accrued interest was repaid on December 9, 2002.

         In April 2003, the Company issued $645,000 principal amount of unsecured convertible promissory notes to a group of investors primarily consisting of existing shareholders and management. The notes bear interest at a rate of 8% per annum and have a maturity date of September 30, 2004. Principle and accrued interest are payable at maturity. The convertible notes are convertible at any time at the option of the note holders into shares of common stock of the Company at a conversion price of $0.042 per share, subject to certain anti-dilution adjustments. The convertible notes may be prepaid by the Company at any time without penalty. The notes contain restrictions that, among others, prohibit the Company from issuing new debt, incurring capital expenditures in excess of specified amounts or granting security interests in assets, in each case without the consent of note holders owning a majority in principal amount of outstanding notes.

         During April 2003 and in connection with the $645,000 funding and secured note conversion discussed above, the Company restructured certain other current liabilities including:

              o $530,000 of current liabilities to a single vendor to be payable over a five-year period, with interest of 5%. Payments under the agreement are fixed for the first year at $100,000. Remaining payments are subject to certain acceleration clauses based upon working capital levels and capital raised. In connection with this agreement, the Company issued to the vendor warrants to purchase up to 500,000 shares of common stock at a price per share of $0.10.

              o $150,000 in principal and accrued interest on a promissory note that was due in full on June 30, 2003 into a new note that is payable in 12 equal monthly installments beginning May 1, 2003 and carries an annual interest rate of 9%. Accrued interest is payable at maturity. In connection with this agreement, the Company issued warrants to the note holder to purchase up to 100,000 shares of common stock at a price per share of $0.10.

         On April 23, 2003, the Company sold to Eastman Kodak Company ("Kodak") the Company's intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak will pay the Company $850,000 and has offered employment to substantially all of the Company's personnel associated with the transferred assets and assumed certain software support obligations to the Company's existing DIVArchive customers in the medical industry. The reduction in operating costs resulting from this transaction is significant to the Company, while the corresponding reduction in revenue associated with the medical business will not significantly impact the Company's revenue going forward.

         The Company is in the early stages of executing its business strategy and expects to begin numerous new engagements during the next 12 months. This expansion is contingent upon several factors, including available cash resources, the price of its products and services relative to its competitors, and general economic and business conditions, among others.

         The Company expects that anticipated cash flow from operations combined with its cash and cash equivalents at May 1, 2003 will be sufficient to operate for at least the next 12 months. Fourth quarter 2002 operating loss was $107,000 as compared to $1.8 million for the comparable quarter in 2001 largely due to revenue growth and cost reductions. Included in the fourth quarter operating loss was depreciation and amortization, which totaled $390,000 and $1,267,000 for the three months ended December 31, 2002 and 2001, respectively. Nonetheless, these factors and the early stage of the Company's business, as well as potential changes in the business and competitive environment, continue to present a significant risk to the Company's long-term success. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

         The Company expects capital expenditures to be approximately $0.5 million during the next twelve months. It is expected that the Company's principal uses of cash will be to provide working capital and to finance capital expenditures and for other general corporate purposes, including financing its sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to the Company.

         As of December 31, 2002, the Company had liquid assets (cash and cash equivalents and accounts receivable) of $2.4 million and current assets of $3.1 million. These assets were primarily derived from operations of the Company in 2002 and the funding of the senior secured notes completed in March and April of 2002. Long-term assets of $7.8 million consisted of the excess of cost over fair value of the media services assets and DIVArchive assets acquired during 2000 and 2002 of $4.4 million, software and intellectual property of $1.8 million, property and equipment of $1.2 million, software development costs of $0.3 million and other assets of $0.1 million.

         Current liabilities of $5.2 million at December 31, 2002 consisted of $1.7 million of accounts payable; $1.3 million of deferred revenue, which consisted of billings in excess of revenue recognized, deposits and progress payments received on engagements currently in progress; $1.2 million of accrued expenses; $565,000 of accrued expenses to employees; $376,000 of notes payable which includes $170,000 for the current portion of a note payable to an employee that was assumed upon the acquisition of the media services operations and $118,000 of accrued vacation.

         The Company's working capital deficit was $2.1 million as of December 31, 2002 for the reasons described above. At such date, the Company's working capital deficit excluding non-cash liabilities ($119,000 stock bonus) was $2.0 million.

         The Company used net cash of $380,000 in operating activities during the year ended December 31, 2002 and $2.9 million in operating activities during the year ended December 31, 2001, primarily as a result of the net losses incurred during the periods.

         The Company provided net cash of $230,000 in investing activities during the year ended December 31, 2002, of which $696,000 represented cash provided by the acquisition of the DIVArchive assets from MSI and proceeds from the sale of fixed assets of $47,000 which was offset by $376,000 used for capital expenditures and $127,000 used for the development of the Company's suite of video software solutions and other investing activities. During the year ended December 31, 2001, the Company used $686,000 in investing activities, of which $395,000 was used for capital expenditures and $261,000 was used for an investment in a technology company that has since ceased operations.

         Financing activities provided net cash of $551,000 during the year ended December 31, 2002 primarily from proceeds from the issuance of common stock of $50,000, proceeds from the issuance of notes payable of $800,000, offset by principle repayments on notes payable and capital leases of $299,000. Financing activities provided net cash of $1.5 million during the year ended December 31, 2001, primarily due to the successful completion of the private placement in July 2001.

FINANCIAL INSTRUMENTS

         A summary of the Company's estimated required payments for financial instruments as of December 31, 2002 are presented below:

                   2003        2004       2005      2006      2007    Thereafter
                ----------  ----------  --------  --------  --------  ----------
Total debt      $  426,000  $1,074,000     $-0-      $-0-      $-0-       $-0-
Operating
  lease
  obligations      599,000     366,000   247,000   176,000   126,000    178,000
                ----------  ----------  --------  --------  --------   --------
                $1,025,000  $1,243,000  $247,000  $176,000  $126,000   $178,000
                ==========  ==========  ========  ========  ========   ========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. At the time of an acquisition, using the criteria of SFAS No. 141, the Company will identify and recognize intangible assets separate from goodwill. The Company has applied SFAS No. 141 in its allocation of the purchase price for the DIVArchive division of MSI (see Note 3 of the Notes to the Consolidated Financial Statements).

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes a new method of testing goodwill for impairment and requires this testing on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Pursuant to SFAS No. 142, the Company discontinued the amortization of its goodwill as of January 1, 2002, and completed its transitional impairment testing of its goodwill and found no indication of impairment. As of October 1, 2002, the Company performed its annual impairment testing of its goodwill and found no impairment. The Company will continue with its annual testing of the impairment of goodwill under this standard that may result in future periodic write-downs of its goodwill. As a result of the adoption of SFAS No. 142, all amortization of goodwill as a charge to earnings ($791,000 in 2001) was eliminated.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement supersedes both SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30 that are related to the accounting and reporting for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. This statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The adoption of SFAS No. 144 has not had a material impact on the Company's financial position, cash flows or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted SFAS No. 148 in its accounting for stock-based compensation. However it has updated its disclosure to conform to the pronouncement.

ITEM 7.  FINANCIAL STATEMENTS

         The report of independent auditors and the Company's consolidated financial statements and associated notes are included in Part III, Item 13. of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT AND BOARD OF DIRECTORS

         The following sets forth the name, age and position of each director and executive officer of the Company as of April 7, 2003:

NAME                               AGE    POSITION(S)
----                               ---    -----------
Thomas P. Sweeney III              42     Chairman of Board
Donald Maggi                       42     Chief Executive Officer and Director
Michael Knaisch                    46     Chief Operating Officer
Matthew Richman                    32     Chief Financial Officer and Treasurer
Jay Yogeshwar                      39     President and Chief Technology Officer
Joseph Bianco                      51     Director
Paul McKnight                      46     Director


All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the officers and directors.

         Information concerning the executive officers and directors of the Company is set forth below.

         THOMAS P. SWEENEY III. Mr. Sweeney has been Chairman of the Board of Directors of the Company since August 2, 2002. Mr. Sweeney also previously served as a Director of the Company for the period November 30, 2000 through February 12, 2002. Since February 2001, Mr. Sweeney has been President and Chief Executive Officer, and since February 2003, Mr. Sweeney has been Chairman of the Board, of MSI. Mr. Sweeney is the founder of Equity Pier LLC, a business advisory and venture capital firm, and has served as its Managing Partner since May 2000. From August 1997 through February 2000, Mr. Sweeney was Senior Vice President of Marketing at Level 3 Communications, Inc., where he was responsible for the development of all global products and services.

         DONALD MAGGI. Mr. Maggi, a consultant to the Company, has been acting Chief Executive Officer of the Company since December 2001 and has been a Director of the Company since May 2000. Since February 1998, Mr. Maggi has been President and the principal shareholder of Intertainment, Inc., an interactive entertainment service company that creates marketing and promotional opportunities for various Fortune 500, entertainment and technology companies.

         MICHAEL KNAISCH. Mr. Knaisch has been Chief Operating Officer of the Company since January 2003. From October 2002 to January 2003, Mr. Knaisch served as a consultant to the Company. From August 1998 through September 2002, Mr. Knaisch was Senior Vice President of Global Strategic Alliances at Level 3 Communications, Inc.

         MATTHEW RICHMAN. Mr. Richman has been Chief Financial Officer of the Company since January 2003. From October 2002 to January 2003, Mr. Richman served as a consultant to the Company. From February 2001 to September 2002, Mr. Richman served as Chief Financial Officer of Advanced Data Center, Inc., a datacenter and managed technology services provider. From October 2000 through January 2001, Mr. Richman was Vice President of Finance for TelePlace, Inc., a datacenter/co-location company. From September 1994 through September 2000, Mr. Richman was employed by Deloitte & Touche LLP, where he served in various auditing and consulting roles, most recently as a Manager.

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

         JOSEPH BIANCO. Mr. Bianco has been a Director of the Company since September 2002. From 2001 until present, Mr. Bianco has served as a consultant to several companies in the entertainment field. From 1997 to 2000, Mr. Bianco was Chairman of Cognitive Arts, Inc.

         PAUL MCKNIGHT. Mr. McKnight has been a Director of the Company since August 2002. From August 2002 to January 2003, Mr. McKnight also served as interim Chief Financial Officer of the Company. Since August 2001, Mr. McKnight has been the Chief Financial Officer of MSI. From May 2000 to August 2001, Mr. McKnight served as Chief Financial Officer of Equity Pier LLC, a business advisory and venture capital firm. From January 1997 through May 2000, Mr. McKnight was the Chief Operating Officer and Chief Financial Officer of MCI WorldCom Wireless.

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

         Based solely upon its review of the copies of such forms furnished to it during the year ended December 31, 2002, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner, except for the filing of an Initial Statement of Beneficial Ownership of Securities on Form 3 by Joseph Bianco, a director of the Company.

         Except as disclosed, the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to
Section 16(a) during the year ended December 31, 2002 that has not been filed with the Securities and Exchange Commission.

CODE OF ETHICS

         The Company has not yet adopted a formal code of ethics. Management expects to implement a formal code of ethics and related controls during 2003.

ITEM 10. EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth compensation paid by the Company for services rendered to each person who served as the Company's Chief Executive Officer during the years ended December 31, 2002 and 2001, and to the Company's most highly compensated executive officers at December 31, 2002, other than the Chief Executive Officer. The Company appointed Donald Maggi as acting Chief Executive Officer, effective December 1, 2001. Jean Reiczyk served as Chairman and Chief Executive Officer from October 3, 2000 through November 30, 2001.

                           Summary Compensation Table

                                                                                         Long Term
                                                                                        Compensation
                                                                                           Awards
                                                                             ----------------------------------
                                                Annual Compensation                   Awards            Payouts
                                       ------------------------------------  -----------------------    -------
                                                                  Other      Restricted   Securities                 All
                                                                  Annual       Stock      Underlying     LTIP       Other
                          Fiscal       Salary         Bonus    Compensation   Award(s)     Options/     Payouts  Compensation
                           Year           $            ($)         ($)         ($)        SARS (#)       ($)         ($)
                          ------       --------     --------   ------------  ----------   ----------    -------   ------------
Donald Maggi/1/            2002        $180,000         $-0-         $-0-       $-0-        840,000       $-0-       $-0-
Chief Executive            2001         $10,000         $-0-         $-0-       $-0-        160,000       $-0-       $-0-
Officer                    2000            $-0-         $-0-         $-0-       $-0-            -0-       $-0-       $-0-

Jean Reiczyk/2/            2002            $-0-         $-0-         $-0-       $-0-            -0-       $-0-       $-0-
Chairman/Chief             2001        $ 86,667         $-0-         $-0-       $-0-        636,188       $-0-       $-0-
Executive
Officer                    2000            $-0-         $-0-         $-0-       $-0-            -0-       $-0-       $-0-

Jay Yogeshwar/3/           2002        $150,000         $-0-         $-0-       $-0-            -0-       $-0-       $-0-
President/CTO              2001        $149,958         $-0-         $-0-       $-0-         15,950       $-0-       $-0-
                           2000        $104,167     $376,271         $-0-       $-0-            -0-       $-0-       $-0-

Giancarlo  Gaggero/4/

                           2002        $150,000      $50,000         $-0-       $-0-            -0-       $-0-       $-0-
Sr VP Media                2001        $141,875      $50,000         $-0-       $-0-         15,950       $-0-       $-0-
Technologies               2000         $32,981         $-0-     $211,899       $-0-        250,000       $-0-       $-0-


---------------------

/1/ Mr. Maggi was appointed acting Chief Executive Officer effective December 1, 2001. Mr. Maggi is a shareholder in Intertainment, Inc., which is a consultant to the Company. Mr. Maggi is not compensated directly by the Company. For the year ended December 31, 2002, the Company paid Intertainment, Inc. $314,830 for Mr. Maggi's services as acting Chief Executive Officer. Included in such payment was $180,000 in consulting fees, $100,483 in expense reimbursements, including $34,347 as reimbursement for a portion of the rent on a New York office he occupies. For the year ended December 31, 2001, total consulting fees paid to Intertainment, Inc. was $10,000. Intertainment, Inc. received no fees during 2000.

/2/ Mr. Reiczyk is a member of Equity Pier LLC, which from January 1, 2001 to May 1, 2001, was a consultant to the Company. During such period, Mr. Reiczyk was not compensated directly by the Company. For the period ended December 31, 2000, total consulting expense of $4.8 million paid to Equity Pier LLC consisted of a non-cash charge of $1.2 million recorded in connection with the issuance of 964,362 shares of common stock, a $3.1 million expense recorded in connection with the issuance of warrants to purchase 3,324,696 shares of common stock of the Company, and $524,000 incurred under a consulting agreement. Mr. Reiczyk's employment contract with the Company, which became effective during May 2001, provided for an annual salary of $250,000, and options to purchase up to 625,000 shares of the Company's common stock. Mr. Reiczyk resigned as an employee of the Company effective November 30, 2001.

/3/ Dr. Yogeshwar served as Chief Executive Officer of the Company beginning on May 2, 2000 upon the acquisition of Front Porch, until October 2, 2000.

/4/ Dr. Gaggero's employment with the Company began in October 2000. The Company has a note payable to Data Strategies International, Inc ("DSI") of $955,862. DSI is a corporation controlled by Dr. Gaggero. This note is payable based on a percentage of the Company's revenue, ranging between 2% and 3%, not to exceed $955,862. In the event the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand. During the period ended December 31, 2000, Dr. Gaggero received $211,899 as payment on this note, which has been included in other annual compensation shown above. No payments were made on this note by the Company during 2001. Dr. Gaggero's employment was terminated in March 2003.

         On January 8, 2003, the Company appointed Michael Knaisch Chief Operating Officer and Matthew Richman Chief Financial Officer. Mr. Knaisch and Mr. Richman served as consultants to the Company during the fourth quarter of 2002.

EMPLOYEE BONUS PLAN

         In March 2001, the Board of Directors adopted the Front Porch Digital Inc. Employee Bonus Plan (the "Bonus Plan") to promote the interests of the Company and its shareholders by permitting the Company to award bonuses in cash or in shares of its common stock to key employees in order to reward such employees for their successful efforts in attaining objectives beneficial to the growth and profitability of the Company and to retain their services. The Company has reserved 2,000,000 shares, subject to adjustment, of common stock for issuance under the Bonus Plan. The Bonus Plan will terminate on March 31, 2006, except that the Board of Directors may terminate the Bonus Plan (except with respect to any outstanding bonus awards) at an earlier date.

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

         Options granted under the Option Plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of the Company's common stock) and generally vest over a three-year period. Options generally terminate three months after the optionee's termination of employment by the Company for any reason other than death, disability or retirement, and are not transferable by the optionee other than by will or the laws of descent and distribution.

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

         During the year ended December 31, 2002 there were no options granted as compensation for services rendered to any officer of the Company.

         AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 2002

                       AND DECEMBER 31, 2002 OPTION VALUES

                                                            Number of Securities          Value of Unexercised
                               Shares                      Underlying Unexercised        In-the-money options at
                            Acquired on      Value               Options at                 December 31, 2002
                              Exercise     Realized          December 31, 2002                 Exercisable/
Name                            (#)           ($)        Exercisable/ Unexercisable          Unexercisable /1/
----                        -----------    --------      --------------------------      -----------------------
Don Maggi                       -0-           -0-                160,000/0                        $0/$0
Jean Reiczyk                    -0-           -0-                   0/0                           $0/$0
Jay Yogeshwar                   -0-           -0-                 15,950/0                        $0/$0
Giancarlo Gaggero               -0-           -0-              182,617/83,333                     $0/$0

-----------------------

/1/ Potential unrealized value is calculated as the fair market value at December 31, 2002 ($.30 per share on the OTC-BB), less the option exercise price, times the number of shares.

COMPENSATION OF DIRECTORS

         The Company's policy is to grant outside directors of the Company (non-employees, non-consultants) options to purchase 150,000 shares of common stock to serve as a director. The exercise price of such options is 100% of the fair market price on the date of grant. Actual out-of-pocket expenses incurred by outside directors in the performance of services for the Company are reimbursed.

EMPLOYMENT CONTRACTS

         The Company entered into a three-year employment agreement with Jay Yogeshwar on December 1, 2000. Under the terms of this agreement, Dr. Yogeshwar currently serves as President and Chief Technology Officer of the Company. The Company will pay Dr. Yogeshwar an annual base salary of $150,000 during the term of this agreement. Dr. Yogeshwar is eligible to receive bonus compensation of $168,000 payable within 30 days of the closing date of an equity offering in which the Company receives gross proceeds of at least $5,000,000. Dr. Yogeshwar is also eligible for additional bonuses at the discretion of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of April 28, 2003 regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock of the Company; (ii) each director of the Company and the executive officers of the Company whose compensation is required to be reported in Item 10 of this Report, and (iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.


                           BENEFICIAL STOCK OWNERSHIP
                              AS OF APRIL 28, 2002

                                                                             NUMBER OF SHARES          PERCENT OF
                                                                               BENEFICIALLY           OUTSTANDING
NAME                     ADDRESS                                                 OWNED /1/             SHARES /2/
---------------------    -------------------------------------------         ----------------         ------------
ManagedStorage           12303 Airport Way, Suite 250                           16,952,381             33.2%  /3/
 International, Inc.     Broomfield, CO 80021

                           BENEFICIAL STOCK OWNERSHIP
                              AS OF APRIL 28, 2002

                                                                             NUMBER OF SHARES          PERCENT OF
                                                                               BENEFICIALLY           OUTSTANDING
NAME                     ADDRESS                                                 OWNED /1/             SHARES /2/
---------------------    -------------------------------------------         ----------------         ------------

Rice Opportunity Fund    666 Dundee Rd. Suite 1901                               7,642,857             16.9%  /4/
 LLC                     Northbrook, IL 60062

Equity Pier LLC          1140 Pearl Street                                       6,572,926             14.0%  /5/
                         Boulder, CO  80301

Storage Technology       One StorageTek Drive                                    5,622,888             13.5%
 Corporation             Louisville, CO  80028

Irl Nathan               8235 Douglas Ave. Suite 1100                            5,095,238             11.6%  /6/
                         Dallas, TX 75225

Jay Yogeshwar            Front Porch Digital Inc.                                2,287,045              5.5%  /7/
                         20000 Horizon Way, Suite 120
                         Mount Laurel, NJ  08054

Chris Brown              16902 Harbor Master Cove Cornelius, NC 28031            3,397,618              7.7%

Brown Door, Inc.         4 Tall Oaks Court                                       2,341,810              5.4%
                         Farmingdale, New Jersey  07727

Donald Maggi             Front Porch Digital Inc.                                  533,333              1.3%  /8/
                         20000 Horizon Way, Suite 120
                         Mount Laurel, NJ  08054

Giancarlo                Front Porch Digital Inc.                                  215,950                 *  /9/
 Gaggero                 20000 Horizon Way, Suite 120
                         Mount Laurel, NJ  08054

      All Executive Officers and Directors as a Group                           10,634,810             21.7%
      (7 persons)


-------------------------------

* Constitutes less than 1%

/1/ Includes any options or warrants to purchase shares that are presently exercisable or exercisable within 60 days.

/2/ All percentages are calculated based upon a total of 41,615,648 shares outstanding as of April 28, 2003, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are presently exercisable or exercisable within 60 days.

/3/ Represents 7,500,000 shares owned of record, 5,952,381 shares of common stock issuable upon conversion of a convertible note, warrants to purchase 1,750,000 shares at $2.00 per share and warrants to purchase 1,750,000 shares at $4.00 per share.

/4/ Represents 4,071,429 shares owned of record by Rice Opportunity Fund and 3,571,429 shares of common stock issuable upon conversion of a convertible note.

/5/ Represents 1,224,420 shares owned of record by Equity Pier LLC, 2,023,810 shares of common stock issuable upon conversion of a convertible note and presently exercisable warrants to purchase 3,324,696 shares at $2.00 per share.

/6/ Represents 2,714,286 shares owned of record by Mr. Nathan and 2,380,952 shares of common stock issuable upon conversion of a convertible note.

/7/ Represents 2,033,000 shares owned of record by Dr. Yogeshwar, 238,095 shares of common stock issuable upon conversion of a convertible note and presently exercisable options to purchase 15,950 shares at $.64 per share.

/8/ Represents presently exercisable options and warrants to purchase 533,333 shares at $.50 per share.

/9/ Represents presently exercisable options to purchase 15,950 shares at $.64 per share and 200,000 shares at $2.00 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company regularly transacts business with Storage Technology Corporation ("StorageTek"), a significant shareholder in the Company. During 2002, the Company paid StorageTek $25,000 for hardware and related services and generated $1 million in media conversion revenue through its relationship with StorageTek (revenue from an end-user customer that is not StorageTek). At December 31, 2002, the Company had receivables from StorageTek of $325,823 and had a current liability of $136,788.

         During 2002, the Company received two loans from a member of the law firm which serves as the Company's primary legal counsel in order to satisfy short-term working capital needs. The lender personally loaned the Company $55,000 on October 11, 2002, which was repaid with accrued interest on October 24, 2002, and $100,000 on November 27, 2002, which was repaid with accrued interest on January 6, 2003. Both notes were payable on demand and carried annual interest rates of 8%. As additional compensation for providing these loans, in December 2002, the Company issued the lender warrants to purchase 225,000 shares of the Company's common stock at a price per share of $0.10. These warrants were immediately vested and have a five-year term.

         During 2002, the Company received a loan in the amount of $100,000 from MSI, a significant shareholder of the Company, for short-term working capital in connection with the acquisition of the DIVArchive product line. The note was payable on demand and carried an annual interest rate of 7%. This note and all accrued interest were repaid on December 9, 2002. Thomas P. Sweeney III, the Chairman of the Board of the Company, is the Chairman of the Board, Chief Executive Officer and a significant shareholder of MSI.

         During 2002, MSI provided limited services to the Company in human resources and technology support. The Company was not charged for these services in 2002; however for 2003, the Company and MSI have agreed to specified rates to be charged to the Company for such support. The Company and MSI are currently finalizing a consulting agreement to cover such services. Total costs to the Company under this agreement are not expected to be significant for 2003. At December 31, 2002, the Company had no liability to MSI.

         Thomas P. Sweeney III, the Chairman of the Board of the Company, is the founder and Managing Partner of Equity Pier LLC ("Equity Pier"). During 2002, the Company incurred a liability of $10,695 to Equity Pier primarily related to the reimbursement of travel and business expenses incurred by Mr. Sweeney, which liability was unpaid at December 31, 2002. At December 31, 2002, the Company owed Equity Pier $40,605. At December 31, 2001, the Company owed Equity Pier $29,910. For the period January 1 2003 to April 30, 2003, the Company leased office space from Equity Pier at a rate of $1,500 per month.

         During 2002, Paul McKnight, the Chief Financial Officer of MSI and a Principal of Equity Pier, served as the Company's interim Chief Financial Officer. For that service, the Company paid Mr. McKnight $12,500.

         During 2002 and 2001, the Company utilized the services of Data Strategies, Inc., a technical consulting firm owned by Dr. Giancarlo Gaggero, the former Senior Vice President of Media Services of the Company. During 2002 and 2001, the Company incurred expenses of $126,026 and $168,414, respectively, related to this agreement. As of December 31, 2002 and 2001, the Company owed Data Strategies $63,549 and $35,182, respectively, for such consulting services. The agreement with Data Strategies was terminated in March 2003.

         In August 2000, the Company issued to Equity Pier, 4,635,866 shares of common stock. Of these shares, 964,362 were issued in consideration of consulting services previously rendered by Equity Pier to the Company. These consulting services included the implementation of corporate policies, attracting key senior managers, establishing corporate headquarters and assisting in the development of the Company's business strategy. As a result, the Company recorded a non-cash charge to consulting expense of $1,157,000 in the third quarter of 2000. The remaining 3,671,504 shares issued to Equity Pier were issued in consideration of a nominal cash payment and a promissory note from Equity Pier in the principal amount of approximately $4,400,000. The Company also entered into a consulting agreement with Equity Pier pursuant to which Equity Pier agreed to render consulting services to the Company for the 45-month period beginning October 1, 2000 in consideration of fixed monthly payments by the Company. The services to be provided under this agreement included the continuation of those objectives discussed previously, as well as the integration and transition of the media services operations into the Company, creation of the Board of Directors, formation of strategic alliances and participation in the sales process, among others. In February 2001, as a result of the Company's reduced need for the consulting services of Equity Pier, and in recognition of the services already provided by Equity Pier, the Company and Equity Pier formalized a plan to terminate the consulting agreement. In addition, (i) Equity Pier agreed to return 3,324,696 shares of common stock of the Company as payment of the remaining balance on the promissory note, which was deemed to be satisfied in full, and (ii) the Company issued warrants to Equity Pier to purchase an aggregate of 3,324,696 shares of common stock of the Company for a purchase price of $2.00 per share as compensation for consulting services performed during 2000. These warrants became exercisable in March 2002 and expire in February 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)(1) FINANCIAL STATEMENTS:

                                                                         Page

Report of Independent Auditors.......................................     F-1

Consolidated Balance Sheet as of December 31, 2002...................     F-2

Consolidated Statements of Operations for the years ended
  December 31, 2002 and 2001.........................................     F-3

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2002 and 2001.........................................     F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002 and 2001.........................................     F-5

Notes to Consolidated financial statements........................... F-6 - F-21



         (A)(2) EXHIBITS

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

   EXHIBIT
   NUMBER
   ------
     3.1 Articles of Incorporation dated as of April 10, 1995 (incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 filed on November 13, 1996).

     3.2 Certificate of Amendment to the Articles of Incorporation dated as of August 22, 1996 (incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 filed on November 13, 1996).

     3.3 Certificate of Amendment to Articles of Incorporation dated as of March 12, 1998 (incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on March 27,
               1998).

     3.4 Certificate of Amendment to Articles of Incorporation dated as of April 12, 2000 (incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000 filed on April 2, 2001).

     3.5 Certificate of Amendment to Articles of Incorporation dated as of May 1, 2000 (incorporated by reference to Exhibit 2 filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 filed on August 15, 2000).

     3.6 By-Laws of the Company dated as of May 8, 1995 (incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 filed on November 13, 1996).

     4.1       Form of 8% Convertible Note.

     4.2 Promissory Note dated May 1, 2003 from the Company to Briolette Investments Ltd.

   EXHIBIT
   NUMBER
   ------
     10.1 Employment Agreement dated as of December 1, 2000 between the Company and Jay Yogeshwar (incorporated by reference to exhibit
               10.8 filed with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000 filed on April 2, 2001).

     10.2 2000 Equity Incentive Plan dated as of May 2, 2000 (incorporated by reference to exhibit 10.9 filed with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000 filed on April 2, 2001).

     10.3 Employee Bonus Plan dated as of March 20, 2001 (incorporated by reference to exhibit 10.10 filed with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000 filed on April 2, 2001).

     10.4 Registration Rights Agreement dated as of October 10, 2000 by and between the Company and Storage Technology Corporation (incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K filed on October 26, 2000).

     10.5 Registration Rights Agreement dated as of October 10, 2000 between the Company and Equity Pier LLC (incorporated by reference to Exhibit 10.11 filed with the Company's Annual Report Form 10-KSB for the period ended December 31, 2000 filed on April 2, 2001).

     10.6 Registration Right Agreement dated as of July 31, 2002 between the Company and ManagedStorage International Inc. (incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated July 31 2002 and filed on August 14,
               2002).

     10.7 Letter Agreement dated April 14, 2003 among the Company, Rice Opportunity Fund and Erl Nathan.

     10.8 Software Sale and Assignment Agreement dated as of April 22, 2003 between the Company and Eastman Kodak Company.

     10.9 Warrant dated as of July 31, 2002 for the purchase of up to $1,750,000 shares of the Company Common Stock at $2.00 per share (incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 8-K dated July 31 2002 and filed on August 14, 2002).

     10.10 Warrant dated as of July 31, 2002 for the purchase of up to $1,750,000 shares of the Company Common Stock at $4.00 per share (incorporated by reference to Exhibit 10.5 filed with the Company's Current Report on Form 8-K dated July 31 2002 and filed on August 14, 2002).

     23.1      Consent of Ernst & Young LLP

     99.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


----------

         (B)      CURRENT REPORTS ON FORM 8-K OR 8-K/A

         The Company filed a Current Report on Form 8-K dated March 15, 2003 announcing that effective February 28, 2003, David Cohen resigned as a director of the Company. In connection with such resignation, Mr. Cohen did not advise the Company of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

         The Company filed a Current Report on Form 8-K dated January 24, 2003 announcing that effective January 8, 2003, Paul McKnight resigned as Chief Financial Officer of the Company. Also on that date, the Board of Directors of the Company elected Michael Knaisch as Chief Operating Officer of the Company and Matthew Richman as Chief Financial Officer of the Company.

ITEM 14. CONTROLS AND PROCEDURES.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

         The firm of Ernst & Young LLP ("Ernst & Young") served as our independent public accountants for each of our last two fiscal years ended December 31, 2002 and 2001. The aggregate fees billed by Ernst & Young for the audit of our financial statements included in our annual report on Form 10-KSB and for the review of our financial statements included in our quarterly reports on Form 10-QSB for our fiscal years ended December 31, 2002 and 2001 was $112,000 and $75,000, respectively.

Audit-Related Fees

         The aggregate fees billed in each of fiscal 2002 and 2001 for assurance and related services by Ernst & Young that are reasonably related to the audit or review of our financial statements and that were not covered in the Audit Fees disclosure above, was $77,000 and $19,000, respectively. These services included audit, review, tax, reporting and acquisition related activities.

Tax Fees

         The aggregate fees billed in each of fiscal 2002 and 2001 for professional services rendered by Ernst & Young for tax compliance, tax advice or tax planning was $0 and $17,000, respectively.

All Other Fees

         There were no fees billed in fiscal 2002 or 2001 for professional services rendered by Ernst & Young except as disclosed above.

Board Of Directors Pre-Approval

         Although our Board of Directors did not formally adopt resolutions pre-approving our engagement of Ernst & Young to act as our independent auditor for our last two fiscal years ended December 31, 2002, each of directors was aware of, but did not object to, our engagement of Ernst & Young. Immediately following the filing of our Annual Report, our Board of Directors intends to adopt pre-approval policies and procedures in accordance with paragraph
(c)(7)(i) of Rule 2-01 of Regulation S-X. Our independent auditors performed all work described above with their respective full-time, permanent employees.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Front Porch Digital Inc.

                                         By:      /s/ Donald Maggi
                                         ---------------------------------------
                                         Donald Maggi
                                         Chief Executive Officer
                                         Dated May 19, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date                           Title
--------------                           -----


/s/ Donald Maggi                         Director
------------------------------------     and Chief Executive Officer (principal
Donald Maggi                             executive officer)
May 19, 2003


/s/ Matthew Richman                      Chief Financial Officer and Treasurer
------------------------------------     (principal financial and accounting
Matthew Richman                          officer)
May 19, 2003


/s/ Joseph Bianco                        Director
------------------------------------
Joseph Bianco
May 19, 2003


/s/ Paul McKnight                        Director
------------------------------------
Paul McKnight
May 19, 2003


/s/ Thomas P. Sweeney                    Director
------------------------------------
Thomas P. Sweeney
May 19, 2003

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Donald Maggi, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Front Porch Digital Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             By:  /s/ DONALD MAGGI
                                                  ------------------------------
                                                  Name:  Donald Maggi
                                                  Title: Chief Executive Officer

May 19, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Matthew Richman, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Front Porch Digital Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               By:  /s/ MATTHEW RICHMAN
                                    ------------------------------
                                    Name:  Matthew Richman
                                    Title: Chief Financial Officer and Treasurer
May 19, 2003

                            FRONT PORCH DIGITAL INC.
                          INDEX TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

                                                                         Page

Report of Independent Auditors.......................................     F-1

Consolidated Balance Sheet as of December 31, 2002...................     F-2

Consolidated Statements of Operations for the years ended
  December 31, 2002 and 2001.........................................     F-3

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2002 and 2001.........................................     F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002 and 2001.........................................     F-5

Notes to Consolidated financial statements........................... F-6 - F-21

                         Report of Independent Auditors

Board of Directors and Stockholders
Front Porch Digital Inc.

We have audited the accompanying consolidated balance sheet of Front Porch Digital Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Front Porch Digital Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which resulted in Front Porch Digital Inc. changing the method of accounting for goodwill.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, the Company has incurred losses and negative cash flows from operating activities since commencement of operations in its current line of business. Further, the Company has a working capital deficit of $2.1 million at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                           /s/ ERNST & YOUNG LLP


Philadelphia, Pennsylvania
May 9, 2003

                            FRONT PORCH DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEET

ASSETS                                                         December 31, 2002
Current assets:
  Cash and cash equivalents                                      $      717,631
  Accounts receivable - trade & other, net of allowance
    of $125,000:
      Non-affiliates                                                  1,362,573
      Affiliates                                                        325,823
  Deferred costs                                                         88,527
  Other current assets                                                  594,633
                                                                 --------------
Total current assets                                                  3,089,187

Restricted cash                                                          81,837

Property and equipment, net                                           1,221,126

Software development costs, net                                         241,525

Software and intellectual property, net
  of accumulated amortization of $460,500                             1,804,816

Excess cost over fair value of net assets acquired, net
  of accumulated amortization of $946,093                             4,364,439

Other assets                                                            123,093
                                                                 --------------
Total assets                                                     $   10,926,023
                                                                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of notes payable                               $      376,664
  Current lease liability                                                40,630
  Accounts payable                                                    1,652,762
  Accrued expenses                                                    1,183,127
  Accrued expenses - employees                                          565,424
  Accrued vacation                                                      117,777
  Deferred revenue                                                    1,290,299
                                                                 --------------
Total current liabilities                                             5,226,683

Notes payable and accrued interest, net of current portion            1,027,299
Other long-term obligations, net of current portion                     463,336
Other long-term liabilities                                              46,670

Stockholders' equity:

  Preferred stock, nonvoting, $.001 par value,
    5,000,000 shares authorized, none issued
    or outstanding
  Common stock, $.001 par value 50,000,000 shares
    authorized, 32,329,937 shares issued and outstanding                 32,330
  Additional paid in capital                                         23,312,102
  Accumulated other comprehensive income                                 68,705
  Common stock to be issued                                             750,000
  Accumulated deficit                                               (20,001,102)
                                                                 --------------
Total stockholders' equity                                            4,162,035
                                                                 --------------

Total liabilities and stockholders' equity                       $   10,926,023
                                                                 ==============

SEE ACCOMPANYING NOTES

                            FRONT PORCH DIGITAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year ended December 31,
                                               --------------------------------
                                                    2002              2001
                                               --------------    --------------
Revenues:
  Products                                     $    1,086,232    $      264,904
  Services                                          2,931,174           697,534
  Services - affiliate                                880,194           169,716
                                               --------------    --------------
Total revenue                                       4,897,600         1,132,154

Cost of revenue:
  Products                                            513,006           124,346
  Services                                          1,090,526           893,181
                                               --------------    --------------
                                                    1,603,532         1,017,527
                                               --------------    --------------
Gross margin                                        3,294,068           114,627


Selling, general and administrative                 4,126,792         5,094,765
Research and development                              770,589           656,607
Depreciation                                          702,101           574,684
Amortization                                          450,223         1,892,024
                                               --------------    --------------
                                                    6,049,705         8,218,080
                                               --------------    --------------
Loss from operations                               (2,755,637)       (8,103,453)

Other income (expense):

Interest income                                         1,259            37,673
Interest expense                                     (500,360)          (18,135)
Other expense                                         (49,344)               --
Foreign currency transaction gain                       3,444                --
                                               --------------    --------------
                                                     (545,001)           19,538
                                               --------------    --------------
Net loss                                       $   (3,300,638)   $   (8,083,915)
                                               ==============    ==============

Weighted average number of common
shares outstanding - basic and diluted             28,767,606        25,008,310

Loss per common share - basic and diluted      $        (0.11)   $        (0.32)
                                               --------------    --------------

SEE ACCOMPANYING NOTES

                            FRONT PORCH DIGITAL, INC.
                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2002 and 2001

                                                                                 ACCUMULATED    COMMON
                                           COMMON STOCK            ADDITIONAL       OTHER        STOCK                    TOTAL
                                     -------------------------      PAID-IN     COMPREHENSIVE    TO BE    ACCUMULATED  STOCKHOLDERS'
                                        SHARES        AMOUNT        CAPITAL        INCOME        ISSUED     DEFICIT       EQUITY
                                     -----------   -----------    ------------  -------------   --------  -----------  -------------
Balance, December 31, 2000            24,551,967     $ 24,552      $17,615,797    $       --   $     --  $ (8,616,549)  $9,023,800

Stock option compensation costs               --           --          934,418            --         --            --      934,418

Common stock and warrants issued
  for cash, net of issuance costs        757,500          757        1,460,972            --         --            --    1,461,729

Common stock issued to employees
  and consultants                        239,664          240          292,391            --         --            --      292,631

Exercise of options and warrants         105,989          106           49,954            --         --            --       50,060

Comprehensive Loss:

  Net loss                                                                                --         --    (8,083,915)  (8,083,915)

Total comprehensive loss                                                                  --         --    (8,083,915)  (8,083,915)
                                     -----------     --------      -----------    ----------   --------  ------------   ----------
Balance, December 31, 2001            25,655,120       25,655       20,353,532            --         --   (16,700,464)   3,678,723

Stock option compensation costs               --           --          200,932            --         --            --      200,932

Proceeds allocated to
  beneficial conversion of
  notes payable                               --           --          500,000            --         --            --      500,000

Common stock and warrants issued
  to MSI for acquisition of
  MSI France assets                    5,000,000        5,000        1,827,500            --         --            --    1,832,500

Common stock and warrants issued
  for cash, net of issuance costs        400,000          400           49,600            --         --            --       50,000

Common stock issued to employees
  and consultants                        678,490          679          381,134            --         --            --      381,813

Common stock issued in exchange
  for retirement of shares
  and warrants                         1,062,075        1,062           (1,062)           --         --            --           --

Return of common stock shares
  issued to Storage Technology
  for the acquisition of media
  services operation in 2000            (465,748)        (466)             466            --         --                         --

2,500,000 common stock shares
  to be issued upon settlement
  of contingent consideration                 --           --               --            --    750,000            --      750,000

Comprehensive Loss:

  Net loss                                                                                --               (3,300,638)  (3,300,638)

  Foreign currency translation                                                        68,705                                68,705

Total comprehensive loss                                                              68,705               (3,300,638)  (3,231,933)
                                     -----------     --------      -----------    ----------   --------  ------------   ----------
Balance, December 31, 2002            32,329,937     $ 32,330      $23,312,102    $   68,705   $750,000  $(20,001,102)  $4,162,035
                                     ===========     ========      ===========    ==========   ========  ============   ==========

SEE ACCOMPANYING NOTES

                            Front Porch Digital, Inc.
                     Consolidated Statements of Cash Flows

                                                       Year Ended December 31,
                                                        2002            2001
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                            $(3,300,638)    $(8,083,915)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation & amortization                       1,152,324       2,466,708
    Non-cash interest expense                           468,175              --
    Non-cash issuance of common stock to
      employees and consultants                         329,888         292,631
    Stock option compensation cost                      200,932         934,418
    Bad debt expense                                    125,000              --
    Gain on sale of fixed assets                        (46,551)             --
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts
        receivable - affiliate                         (322,326)        222,410
      Increase in accounts receivable                  (157,910)       (175,249)
      Decrease in deferred costs                        159,746              --
      Decrease (increase) in other current assets       148,973        (180,749)
      Increase in other assets                          (48,825)             --
      Increase in accounts payable                      492,248         610,976
      (Decrease) increase in accrued expenses           (69,689)         97,749
      Increase in accrued expenses - employees           95,421          84,000
      (Decrease) increase in accrued vacation           (28,425)         72,248
      Increase in deferred revenue                      431,449         779,200
      Other changes in operating activities              (9,586)          2,311
                                                    -----------     -----------
  Net cash used in operating activities                (379,794)     (2,877,262)
                                                    -----------     -----------

  CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures                                 (375,471)       (395,490)
  Cash acquired from ManagedStorage                     695,706              --
  Software development costs                           (127,249)       (261,245)
  Proceeds from sale of fixed assets                     46,551              --
  Other investing activities                             (9,406)        (28,880)
                                                    -----------     -----------
  Net cash provided by (used in)
    investing activities                                230,131        (685,615)
                                                    -----------     -----------

  CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from note payable                            800,000              --
  Repayment of note payable and capital lease          (299,471)             --
  Proceeds from issuance of common stock                 50,000       1,511,789
                                                    -----------     -----------
  Net cash provided by financing activities             550,529       1,511,789
                                                    -----------     -----------

  Effect of exchange rate changes on
    cash and cash equivalents                             5,163              --

  Net increase (decrease) in cash and
    cash equivalents                                    406,029      (2,051,088)
  Cash and cash equivalents, beginning
    of year                                             393,439       2,444,527
                                                    -----------     -----------
  Cash and cash equivalents, end of year            $   799,468     $   393,439
                                                    ===========     ===========


SEE ACCOMPANYING NOTES

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

1.   ORGANIZATION AND BASIS OF PRESENTATION

          Front Porch Digital Inc. (the "Company" or "FPDI") enables the conversion, preservation and management of analog and digital content, including text, images, audio, graphics, video and rich media. The Company develops proprietary software products and performs services that convert content into digital formats for subsequent storage and on-demand delivery in the same or other formats or digital platforms. The software, based on proprietary and patent-pending technology, enables a new paradigm in the way broadcasters, content owners, education and law enforcement personnel manage their workflow - a shift from tape-oriented warehousing to a fully-digital, instant access automated archive.

          The Company's customers are located in the United States, Europe and Asia.

          The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. In 2002, the Company incurred losses and negative cash flows from operating activities of $3.3 million and $.4 million, respectively. The Company has incurred losses since commencement of operations in its current line of business. Although the Company's operating results have improved in 2002, the Company has made certain progress toward financial stability as described in Note 16 Subsequent Events, and the Company expects its results of operations to continue to improve in 2003, there can be no assurance that the Company will not continue to sustain operating losses into 2003. Further, at December 31, 2002, the Company had a working capital deficit of $2.1 million. These factors create significant uncertainty about the Company's ability to continue as a going concern.

          During the fourth quarter of 2002 and continuing into 2003, management has implemented a restructuring of the operations of the Company that included reorganizing the functions and personnel of the Company, reducing headcount, reducing non-essential operating costs and refocusing of the Company's business strategy, products and services. The Company has also undertaken an aggressive cash management program that includes deferral of payment of certain expenses and the accelerated collection of cash payments on contracted revenues. Management of the Company recognizes that additional resources will be required to continue as a going concern and has secured additional sources of capital and restructured certain liabilities as described in Note 16 -- Subsequent Events. Management believes these actions will enable the Company to obtain sufficient cash to continue as a going concern. However, there can be no assurance that the additional capital and improved liquidity will be adequate to enable the Company to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Front Porch Digital, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

          The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the fee is fixed or determinable, and collection is reasonably assured.

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

         The Company licenses software under license agreements and provides professional services including training, installation, consulting, and maintenance. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is considered probable, and no significant vendor obligations remain.

         The Company allocates revenue to each component of the contract based on objective evidence of its fair value, as established by management. Because licensing of the software generally is not dependent on the professional services portions of the contract, the software revenue is recognized upon delivery.

         Fees for maintenance agreements are recognized ratably over the term of the agreement. Maintenance is generally billed in advance resulting in deferred revenues.

         The Company provides software-related professional services. Services are generally provided on a time and materials basis and revenue is recognized as the services are provided.

         Revenue under service contracts is recognized when services have been performed and accepted, or on the proportional-performance method of accounting, depending on the nature of the project. The extent of progress toward completion under the proportionate method of accounting is measured by using the number of sites and/or units under the contract that have been completed and the progress towards completion of batches in progress at period end.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased, and investments in money market accounts, to be cash equivalents. Cash and cash equivalents consist of cash on hand, cash in money market funds and demand deposit accounts.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the related assets as follows: computer equipment and software over three years, office furniture and equipment over seven years and leasehold improvements over four to ten years.

INTANGIBLE ASSETS

         Amortization of software and intellectual property is calculated using the straight-line method over three to seven years, based upon the expected useful life of the asset. The Company periodically evaluates the value and future benefits of its intangibles. The Company assesses recoverability from future operations using cash flows from operations of the related acquired business as a measure. Under this approach, the carrying value would be reduced if the Company's best estimate of expected future cash flows of the related business, discounted using the current risk-free rate, would be less than the carrying amount of the intangibles over the remaining amortization period.

         In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. At the time of an acquisition, using the criteria of SFAS No. 141, the Company will identify and recognize intangible assets separate from goodwill. The Company has applied SFAS No. 141 in its allocation of the purchase price for MSI France (see
Note 3).

         Also, effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes a new method of testing goodwill for impairment and requires this testing on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Pursuant to SFAS No. 142, the Company discontinued the amortization of its goodwill as of January 1, 2002, and completed its transitional impairment testing of its goodwill and found no indication of impairment. As of October 1, 2002, the Company performed its annual impairment testing of its goodwill and found no impairment. The Company will continue with its annual testing of the impairment of goodwill under this standard that may result in future periodic write-downs of its goodwill.

         As a result of the adoption of SFAS No. 142, all amortization of goodwill as a charge to earnings ($791,000 in 2001) was eliminated. Pro forma net loss and net loss per share would have been $7.3 million and $.29 per share in 2001.

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

          In the fourth quarter of 2001, the Company revised its estimate of expected future cash flows from operations of the media services business segment and recorded a charge of $865,000 to reflect the excess cost over fair value of assets acquired at its estimated fair value. This amount has been included in amortization expense in the accompanying consolidated financial statements for the year ended December 31, 2001.

          Other amortized intangibles consist primarily of intellectual property and are amortized on a straight-line basis over the estimated life of the assets (3 to 7 years). Amortization expense for other amortized intangibles was $450,223 for the year ended December 31, 2002. For the year ended December 31, 2001 amortization expense was $1.1 million

IMPAIRMENT OF LONG-LIVED ASSETS

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement supersedes both SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30 that are related to the accounting and reporting for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. This statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The adoption of SFAS No. 144 has not had a material impact on the Company's financial position, cash flows or results of operations.

SOFTWARE DEVELOPMENT COSTS

         The Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product is available for general release to customers, capitalization is ceased, and such previously capitalized costs are amortized over the remaining estimated economic useful life of the product, not to exceed three years. As of December 31, 2002, $329,000 of software development costs had been capitalized and $87,000 of accumulated amortization was recorded.

CURRENCY TRANSLATION

          The accounts of the international subsidiary are translated in accordance with SFAS No. 52, "Foreign Currency Translation", which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date, and that the results of operations be translated at the average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a translation adjustment included as accumulated other comprehensive income (loss) in shareholders' equity. As of December 31, 2002, the cumulative translation adjustment was $68,705. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the year ended December 31, 2002 was a gain of $3,444.

ACCUMULATED OTHER COMPREHENSIVE INCOME

          SFAS No. 130, "Reporting Comprehensive Income", established the concept of comprehensive income. Comprehensive income is defined as net income plus revenue, expenses, gains and losses that, under generally accepted accounting principles, are

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

excluded from net income. The Company's accumulated other comprehensive income is comprised of unrealized gains and losses from foreign currency translation adjustments.

INCOME TAXES

          The Company utilizes the liability method to determine the provision for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

PER SHARE DATA

          The Company reports its earnings (loss) per share in accordance with the Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" ("FAS 128"). Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants and options have been omitted from the computations of diluted loss per share for the years ended December 31, 2002 and 2001 because the effect would be antidilutive.

CONCENTRATION OF CREDIT RISK

          The Company sells its products and services throughout the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the year ended December 31, 2002, revenues from two customers, each exceeding 10% of total revenue, aggregated 31% and 18%, respectively. Accounts receivable from the Company's second largest customer was $325,823 as of December 31, 2002, which represented 18% of total trade receivables. This customer is also a stockholder of the Company. For the year ended December 31, 2001, revenues from three customers, each exceeding 10% of total revenue, aggregated 46%, 17% and 16%, respectively. Accounts receivable from the Company's third largest customer was $95,000 as of December 31, 2001. The Company was a subcontractor for its second largest customer during 2002, which beneficially owned 13.5% of the Company's outstanding common stock as of April 28, 2003.

FINANCIAL INSTRUMENTS

          The carrying value of short-term financial instruments, such as cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable approximates their fair value based on the short-term maturities of these instruments.

STOCK-BASED COMPENSATION

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying SFAS No. 123's fair value method to the Company's stock-based award results in pro forma net loss that is not materially different from the amounts reported in 2001 and 2002 and loss per share that is the same as the amounts reported in 2001 and 2002. Pro forma results of operations may not be representative of the effects on reported or pro forma results of operations for future years.

          The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method and records expense based on the values determined.

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

USE OF ESTIMATES

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

          Certain reclassifications of previously reported amounts have been made to conform with the current period presentation.

3. ACQUISITION

          On July 31, 2002, the Company acquired all of the outstanding stock of ManagedStorage International France, a French SOCIETE PAR ACTIONS SIMPLIFEE("MSI France"), and certain assets of ManagedStorage International, Inc., a Delaware corporation ("ManagedStorage" or "MSI"), pursuant to a Stock and Asset Purchase Agreement dated as of July 31, 2002 (the "Purchase Agreement"), between the Company and ManagedStorage. The consideration paid by the Company pursuant to the Purchase Agreement consisted of (a) 5,000,000 shares of common stock, par value $.001 per share, of the Company (the "Company Common Stock") which were valued at $1.5 million; (ii) a warrant for the purchase of up to 1,750,000 shares of Company Common Stock at a price of $2.00 per share, exercisable immediately and expiring on July 31, 2012; and (iii) a warrant for the purchase of up to 1,750,000 shares of Company Common Stock at a price of $4.00 per share, exercisable immediately and expiring on July 31, 2012. In December 2002, an additional $750,000 of consideration became payable to the seller as certain earn-out targets were achieved. This amount was recorded as common stock to be issued at December 31, 2002 and, in April 2003, 2.5 million shares of common stock of the Company were issued in satisfaction of this earn-out consideration.

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

          Pursuant to the Purchase Agreement, ManagedStorage entered into a Lock-Up Agreement with the Company whereby, subject to certain exceptions, ManagedStorage agreed not sell, assign, transfer, pledge or otherwise dispose of any Company Common Stock owned or acquired by it or any interest therein prior to July 31, 2003, except as expressly permitted by the Lock-Up Agreement. In connection with the transaction, ManagedStorage was granted certain demand registration rights with respect to the shares of Company Common Stock acquired by ManagedStorage pursuant to the terms of the Purchase Agreement.

          The acquisition has been accounted for as a purchase. Results of operations from the date of acquisition for the acquired entity are included in the consolidated statement of operations for the year ended December 31, 2002.

         The purchase price allocation at December 31, 2002 is as follows:

         Current assets                     $ 2,650,000
         Property and equipment                 299,000
         Other assets                           160,000
         Current liabilities                 (1,655,000)
         Other liabilities                      (57,000)
         Intellectual property                  721,000
         Goodwill                               629,000
                                            -----------
         Total purchase price               $ 2,747,000
                                            ===========

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

          Intellectual property, which represents the DIVArchive software, is amortized over three year period. Total amortization expense related to the intellectual property acquired was $62,000 for the year ended December 31, 2002.

          The following pro forma results of operations for the year ended December 31, 2002 and 2001 are presented to reflect the acquisition as if it had occurred as of the beginning of the periods presented.

PRO FORMA RESULTS OF OPERATIONS:

                                                  2002             2001
          Revenues                            $ 7,194,249     $  4,424,611
          Loss from continuing operations      (4,167,050)     (14,982,193)
          Net loss                             (4,804,313)     (15,668,343)
          Basic and diluted loss per share           (.14)            (.48)

4.   PROPERTY AND EQUIPMENT

          Property and equipment as of December 31, 2002, consisted of:

               Computer equipment                      $2,018,317
               Software                                   259,730
               Leasehold improvements                     343,627
               Office furniture and equipment             329,120
                                                       ----------
                                                        2,950,794

               Less accumulated depreciation            1,729,668
                                                       ----------
                                                       $1,221,126
                                                       ==========

          Included in the balance above is equipment under a capital lease with a cost of $91,000 and accumulated depreciation of $57,000.

5.   NOTES PAYABLE

          At December 31, 2002, notes payable consisted of:

               $150,000 unsecured note payable that bore interest at 9% per annum. In September 2002, the Company recapitalized the outstanding balance and accrued interest of an existing unsecured note payable. The new principal amount of $246,500 included the original principal balance of $200,000 plus accrued interest of $46,500. The note was payable in an initial payment of $45,000, and equal monthly installments of $25,000 through June 1, 2003, with a final payment of $8,647 on July 1, 2003. At December 31, 2002, the remaining principle balance on this note was $150,000. During April 2003, the Company restructured this note payable as described in Note 16 -- Subsequent Events;

               $100,000 of an unsecured note payable to a related party that bore interest at 8% per annum and was payable on demand. During January 2003, the Company repaid this note payable, including accrued interest, as described in Note 16 -- Subsequent Events;

               $744,000 of an unsecured non-interest bearing note payable to an employee. This note is payable based on a percentage of revenue of certain operations of the Company, ranging between 2% and 3% per year, to be payable in full no later than December 31, 2004. In the event

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

          the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand. The Company has estimated that $170,000 will be payable in the next year; and

               $500,000 aggregate principal amount of convertible secured notes to two investors which were issued on March 27, 2002. The notes contained a beneficial conversion feature as the notes included certain anti-dilution protection and rights, and they were convertible into common stock at a price significantly below the then current market price. The Company allocated $500,000 of the value received to this beneficial conversion feature which has been recorded as a debt discount and is being amortized to interest expense over the term of the debt. The Company recorded non-cash interest expense related to debt discount of $375,000 during the year ended December 31, 2002. The notes matured on March 27, 2003, bore interest at the rate of 7% per annum, which was payable on a quarterly basis, and were secured by all assets of the Company. The notes were convertible at any time at the option of the note holders into a number of shares of common stock of the Company equal to 14% of the outstanding shares of common stock, subject to certain anti-dilution adjustments. The note holders were granted certain rights for the registration of these shares under the Securities Act of 1933, as amended, which requires the Company to register these shares on the earlier of April 2003, or upon the filing of certain registration statements by the Company. The notes contained restrictions that, among others, prohibited the Company from issuing new debt, paying creditors in excess of specified amounts, or prepaying the notes without the consent of the note holders. In the event the Company raised $2.5 million of equity capital, the Company could have deposited into an escrow account an amount equal to the outstanding principal and interest on the notes, at which time all restrictions and liens on the assets of the Company would have been released. Upon the sale or liquidation of substantially all of the assets of the Company, or a business combination in which a majority of the issued and outstanding shares of common stock of the Company is transferred, the note holders were entitled to receive all outstanding principal and interest on the notes and a liquidation preference equal to three times the amount of such outstanding principal and interest. During April 2003, the Company converted and restructured these notes as detailed in Note 16 -- Subsequent Events.

          Based on the refinancing described in Note 16, the Company has classified $376,664 as a current liability and $1,027,299 as a long-term liability, which includes accrued interest of $25,000 and will be due in 2004.

6.   INCOME TAXES

          At December 31, 2002, the Company had available for federal and state income tax purposes, net operating loss carry forwards of approximately $11.5 million that expire between 2007 and 2021. The utilization of the above net operating loss carry forwards is subject to significant limitations under the tax codes due to changes in ownership, and portions may expire prior to utilization.

          Significant components of the Company's deferred tax asset as of December 31, 2002 are as follows:

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Deferred tax assets:

                   Accrued expenses and other                 $ 1,678,000
                   Start-up costs                               1,006,000
                   Amortization                                   518,000
                   Net operating loss carry forwards            4,313,000
                                                              -----------
               Total deferred tax assets                        7,515,000
               Valuation allowance for deferred tax assets     (7,515,000)
                                                              -----------
               Net deferred tax assets                        $        --
                                                              ===========

          Management has recorded a valuation allowance against the entire deferred tax asset, as management does not consider the realization of this asset to be more likely than not. The increase in the valuation allowance during the years ended December 31, 2002 and 2001 was $1,315,000 and $2,937,000,
respectively.

7.   SEGMENT INFORMATION

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

          The Company's operations are segregated into two lines of business: media conversion services and software and related services. The Company operates these lines of business across the geographic areas of the United States, Europe, Canada and Asia-Pacific. Offices and facilities are located in Mount Laurel, New Jersey, Houston, Texas and Toulouse, France. The Company's lines of business are not completely integrated into all locations and therefore the Company does not currently offer all solutions in all markets in which it is present. Current efforts are underway to integrate products and services across all markets served.

          The media conversion business segment offers a comprehensive, integrated suite of enterprise data media solutions ("EDMS") that can help customers ensure information preservation, reduce cost and improve productivity without compromising the security and integrity of their stored information. The Company's EDMS group has performed professional services for over 600 customers worldwide in industries that include banking and finance, power utility, petroleum, pharmaceutical and government. All services offered by the EDMS group are performed offline utilizing the Company's proprietary software and stand-alone hardware devices, at either the customer site or one of the Company's secure delivery facilities. These services can be performed for any applicable optical and/or tape media type and format. Components of the currently available offerings include tape copy and conversion, tape volume management, tape data assurance, and archive generation and conversion.

          The software and related services business segment offers an integrated suite of digital media solutions that facilitate the capture, management and distribution of digital content. Components of these offerings include a desktop encoding system, automated video indexing and a real-time format transcoder. In addition, the Company offers a distributed storage and archive management solution for the entertainment industry that simplifies the process of preserving, managing and accessing digital content.

          Revenues, margins and operating expenses of the Company's lines of business are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Capital expenditures are managed by segment, but only for purposes of budgeting and cash flow management. General overhead expenses are included completely in the software and services business

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

segment as the media conversion segment has been and continues to be an easily definable, separate, stand-alone business - no allocations of such costs are made as allocated indirect costs are not considered in the management of the business segments. All direct and indirect costs associated with a segment are reported within that segment. Summarized operations of each of the Company's operating segments in the aggregate for the years ended December 31, 2002 and 2001, are as follows:

                            MEDIA CONVERSION           SOFTWARE AND SERVICES

                           2002          2001           2002           2001

Revenues                $2,756,574    $  826,955     $2,141,026     $  305,199
Gross margin             1,756,232       (46,367)     1,537,836        160,994
Gross margin %                 64%           (6%)           72%            53%
Income (Loss) from
continuing operations      921,035    (1,176,131)    (3,676,672)    (6,927,322)
Capital expenditures       357,931       197,694         17,540        197,796

          Included in the media conversion business segment in 2001 was an impairment loss of $865,000 related to the carrying value of the assets acquired in the media services acquisition in 2000.

          At December 31, 2002 and 2001, goodwill of $3.7 million and $3.7 million, respectively, was recorded within the media services segment. In the software and services segment, goodwill of $.6 million and $0 was recorded at December 31, 2002 and 2001,respectively.

          In the software and services business segment, 2002 revenues broken down geographically were $0.6 million in the United States and $1.5 million in Europe/Asia.

          In the media conversion business segment, for the year ended December 31, 2002, revenues from two customers aggregated 55% and 32% of revenue. These two customers comprised 0% and 46% of accounts receivable, respectively. In addition, another single customer comprised 68% of accounts receivable at December 31, 2002. For the year ended December 31, 2001, revenues from two customers aggregated 60% and 23% of revenue. These two customers comprised 1% and 6% of accounts receivable, respectively. In addition, another customer accounted for 12% of revenue and 47% of accounts receivable at December 31, 2001.

          In the software and services business segment, for the year ended December 31, 2002, revenues from three customers aggregated 16%, 14% and 10% of revenue. These three customers comprised 23%, 10% and 18% of accounts receivable, respectively. In addition, another single customer comprised 13% of accounts receivable at December 31, 2002. For the year ended December 31, 2001, revenues from two customers aggregated 60% and 12% of revenue. These two customers comprised 79% and 0% of accounts receivable, respectively.

8.   RETIREMENT PLAN

          The Company adopted a 401(k) plan effective January 1, 2001 covering substantially all of its employees. Eligible employees may contribute up to 20% of compensation subject to certain limitations. The Company is obligated to make contributions to the plan equal to 3% of the compensation of all eligible participants. The retirement plan expense for the year ended December 31, 2002 is

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

$48,000. In addition, the retirement plan expense for the year ended December 31, 2001 of $75,000 has not been paid to date.

          Effective January 1, 2003, the retirement plan has been modified so that the Company is no longer obligated to make contributions for any employee.

9.   STOCKHOLDERS' EQUITY

          In July 2001, the Company completed a private placement of 30.3 units, each unit consisting of 25,000 shares of unregistered common stock and warrants to purchase 25,000 shares of unregistered common stock at an exercise price of $3.00 per share. These warrants expire on June 30, 2004. The Company received aggregate proceeds of $1.5 million from this offering. In addition, for each of these investors who participated in this private placement, in November 2001, the Company offered for each share and warrant purchased in that private placement, an additional 1.666 shares of the Company's common stock in exchange for the return and cancellation of one warrant. During 2002, 1,062,075 shares were issued and 637,500 warrants were canceled in conjunction with this offer.

          For those investors who participated in the Company's initial private placement during 2000, in November 2001, the Company offered for each share purchased in that private placement, a two-year warrant to purchase one share of common stock at $.50 per share in exchange for the agreement of such investors to restrict the transfer of the original shares through October 31, 2002. During 2002, 1,114,550 warrants were issued in conjunction with this offer.

          In March 2002, the Company issued 100,000 shares of unregistered common stock to Jean Reiczyk, the Company's former Chairman and Chief Executive Officer, in lieu of salary and in satisfaction of amounts owed to him.

          In March 2002, in conjunction with the termination of the consulting agreement with the Armand Group, Inc., the Company issued 100,000 shares of unregistered common stock to the Armand Group, Inc.

          In March 2002, the Company issued 400,000 shares of unregistered common stock to an individual investor in consideration for which the Company received aggregate proceeds of $50,000.

          In March and April 2002, the Company issued $500,000 aggregate principal amount of convertible secured notes to two investors. The notes had a one-year term, bore interest at the rate of 7% per annum, which was payable on a quarterly basis, and were secured by all assets of the Company. The notes were convertible into a number of shares of common stock of the Company equal to 14% of the outstanding shares of common stock at any time at the option of the note holders, subject to certain anti-dilution adjustments for the one-year term. The notes contained a beneficial conversion feature and, accordingly, 100% of the amount was allocated to additional paid-in capital.

          In August 2002, in connection with the acquisition of MSI France from MSI, the Company issued 5,000,000 shares of unregistered common stock to MSI in exchange for acquiring 100% ownership of MSI France. As additional consideration for the acquisition, the Company issued 1,750,000 and 1,750,000 warrants to purchase unregistered common stock at an exercise price of $2.00 and $4.00, respectively. Subsequent to the acquisition, in December 2002, the Company recorded an additional investment amount related to the issuance of an additional 2,500,000 shares of unregistered common stock to MSI in accordance with the earn-out provision of the acquisition agreement for MSI France. These common shares were issued in April 2003.

10.  STOCK OPTION PLAN

          In May 2000, the Company established an Equity Incentive Plan that provides for the granting of options to key employees, officers and certain individuals to purchase shares of the Company's common stock. The Equity Incentive Plan provides for the issuance of up to 6,000,000 shares of common stock upon exercise of the options. The

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Company has reserved 6,000,000 shares of common stock to satisfy the requirements of the Equity Incentive Plan. Options intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options may be granted under the Equity Incentive Plan. Outstanding incentive stock options granted under the Equity Incentive Plan vest over three years beginning on the first anniversary of the grant date and are exercisable for a period of not more than ten years from the date of grant. In addition, the Company has granted nonqualified stock options to certain employees of the Company. Such options have been granted with an exercise price below market at the date of grant, vest immediately or over three years beginning on the first anniversary of the grant date, and are exercisable for a period of three to five years. The Company has also granted nonqualified stock options to certain directors and consultants. These options have been granted with an exercise price at or below market at the date of grant, vest immediately, and are exercisable for a period of not more than nine years. During 2002 and 2001, the Company recognized expense of approximately $201,000 and $934,000, respectively, related to stock options granted to employees, directors and consultants.

          A summary of the Company's stock option activity, and related information is as follows:

                                                                WEIGHTED AVERAGE
                                                       SHARES    EXERCISE PRICE
                                                     ---------- ----------------

          Options outstanding, December 31, 2000      1,945,000        3.45

          Options exercised                              (5,989)        .01

          Options granted                             1,908,093        3.28

          Options forfeited/canceled                 (1,545,000)       3.63
                                                     ----------     -------
          Options outstanding, December 31, 2001      2,302,104     $  3.19

          Options exercised                              (6,472)        .58

          Options granted                               335,834         .83

          Options forfeited/canceled                 (1,093,659)       3.28
                                                     ----------     -------
          Options outstanding, December 31, 2002      1,537,807     $  2.64
                                                     ==========     =======

          Exercisable at December 31, 2001              975,438     $  3.00

          Exercisable at December 31, 2002            1,176,479     $  2.44

          The weighted exercise price for options granted during the year ended December 31, 2002 was $0.83 for options whose exercise price (i) equals, (ii) exceeds, or (iii) is less than the market price of the stock on the grant date.

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

          The weighted average exercise price for options granted during the year ended December 31, 2001 was $2.58, $3.81, and $1.58 for options whose exercise price (i) equals, (ii) exceeds, or (iii) is less than the market price of the stock on the grant date, respectively.

          A summary of the status of options outstanding at December 31, 2002 follows:

                                           WEIGHTED AVERAGE
EXERCISE PRICE          OPTIONS         REMAINING CONTRACTUAL          OPTIONS
   PER SHARE          OUTSTANDING            LIFE IN YEARS           EXERCISABLE
--------------------------------------------------------------------------------

$  .45 - 1.39           362,807                   8.5                  362,807
  2.00 - 2.90           436,667                   8.0                  293,927
  4.00                  738,333                   7.3                  519,745

          The weighted average fair value of options granted during 2002 and 2001 was $.24 and $1.72 respectively.


11.  EMPLOYEE BONUS PLAN

          In March 2001, the Board of Directors adopted the Front Porch Digital Inc. Employee Bonus Plan ("the Bonus Plan") to promote the interests of the Company and its shareholders by permitting the Company to award bonuses in cash or in shares of its common stock to key employees in order to reward such employees for their successful efforts in attaining objectives beneficial to the growth and profitability of the Company and to retain their services. The Company has reserved 2,000,000 shares, subject to adjustment, of its common stock for issuance under the Bonus Plan. The Bonus Plan will terminate on March 31, 2006, except that the Board of Directors may terminate the Bonus Plan (except with respect to any outstanding bonus awards) at an earlier date. As of December 31, 2002, no shares have been issued under this plan.

12.  WARRANTS

          During 2002, the Company issued 225,000 warrants with an exercise price of $0.10 per share to a related party in connection with two short-term loans. In conjunction with that issuance, the Company recorded non-cash interest expense related to the fair value of the warrants of $52,000 for the year ended December 31, 2002.

          In connection with the private placement during 2001 (Note 9), the Company issued warrants to purchase an aggregate of 757,500 shares of unregistered common stock at an exercise price of $3.00 per share. These warrants expire on June 30, 2004. In November 2001, for those investors who participated in the Company's private placement during 2001, the Company offered for each share and warrant purchased in that private placement, an additional
1.666 shares of the Company's unregistered common stock in exchange for the return and cancellation of one warrant. During 2002, 1,062,075 shares were issued and 387,500 warrants were canceled in conjunction with this offer.

          For those investors who participated in the Company's initial private placement during 2000, in November 2001, the Company offered for each share purchased in that private placement, a two-year warrant to purchase one share of common stock at $.50 per share in exchange for the agreement of such investors to restrict the transfer of the original shares through October 31, 2002. During 2002, 1,114,550 warrants were issued in conjunction with this offer.

          At December 31, 2002, the Company had the following warrants outstanding for the purchase of its common stock:

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

                                                        NUMBER OF       EXERCISE
        DESCRIPTION              EXPIRATION DATE     SHARES ISSUABLE     PRICE
--------------------------------------------------------------------------------
Issued to original
  Front Porch shareholders       May 2, 2005            2,900,000        $ .50
                                 February 1, 2005         150,000        $ .50
                                 March 31, 2007           300,000        $ .65

Issued in connection with
  notes payable                  December 31, 2005        800,000        $1.00

Issued in connection with
  a private placement            October 31, 2005         129,500        $2.40
                                 June 30, 2004            120,000        $3.00
                                 December 31, 2003      1,114,550        $ .50

Issued to MSI in connection
  with MSI France Acquisition    July 31, 2012          1,750,000        $2.00
                                 July 31, 2013          1,750,000        $4.00

Issued to Noteholder             December 31, 2007        225,000        $ .10

Issued to Equity Pier in
  exchange for consulting
  services (Note 14)             February 28, 2006      3,324,696        $2.00
                                                       ----------
Total warrants outstanding                             12,563,746
                                                       ==========

13.  COMMITMENTS

          The Company has non-cancelable operating leases for facilities and office equipment that expire through 2008. Future minimum rentals due under non-cancelable operating leases as of December 31, 2002 were as follows:

                 Year ending December 31

                          2003                     $    599,000
                          2004                          366,000
                          2005                          247,000
                          2006                          176,000
                          2007                          126,000
                       Thereafter                       178,000
                                                   ------------
                                                   $  1,692,000
                                                   ============

          Rental expense under operating leases, not including month-to-month leases with related parties, was $382,000 and $164,000 in 2002 and 2001, respectively.

14.  CONSULTING AGREEMENT WITH EQUITY PIER LLC

         In August 2000, the Company issued to Equity Pier LLC ("Equity Pier"), 4,635,866 shares of common stock of the Company. Of these shares, 964,362 were issued in consideration of consulting services previously rendered by Equity Pier to the Company. The fair value of these shares of $1,157,000 was recorded as a non-cash charge to consulting expense. The remaining 3,671,504 shares were issued in consideration of a nominal cash payment and a promissory note from Equity Pier in the principal amount of approximately $4.4 million. The Company also entered into a consulting agreement whereby Equity Pier had agreed to render consulting services to the Company for the 45-month period beginning October 1, 2000 in consideration of fixed monthly payments by the Company. Total consulting expense recognized for the period ended December 31, 2000 under this agreement was approximately $524,000.

          In February 2001, as a result of the Company's reduced need for the consulting services of Equity Pier and in recognition of the services already provided by Equity Pier, the Company and Equity Pier formalized a plan to terminate the consulting

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

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

          The Chairman of the Board of Directors of the Company is the managing partner of Equity Pier.

15.  RELATED PARTY TRANSACTIONS

          The Company regularly transacts business with Storage Technology Corporation ("StorageTek"), a significant shareholder in the Company. During 2002, the Company paid StorageTek $25,000 for hardware and related services and generated $880,000 million in media conversion revenue through its relationship with StorageTek (end-user customer is not StorageTek). At December 31, 2002, the Company had receivables from StorageTek of $325,823 and had a current liability of $136,788.

          During 2002, the Company received two loans from a member of the firm that serves as the Company's primary legal counsel to satisfy short-term working capital needs. The lender personally loaned the Company $55,000 on October 11, 2002, which was repaid with accrued interest on October 24, 2002, and $100,000 on November 27, 2002, which was repaid with accrued interest on January 6, 2003. As such, as of December 31, 2002, the Company's current liabilities included a note payable to the lender for $100,000. Both notes were payable on demand and carried annual interest rates of 8%. As additional compensation for providing these loans, in December 2002, the Company issued the lender 225,000 warrants to purchase the Company's common stock at a price per share of $0.10. These warrants were immediately vested and have a five-year term. Interest expense related to the fair value of the warrants, which was originally record as a debt discount, has been recognized in the Company's consolidated financial statements as of December 31, 2002.

          During 2002, the Company received a loan in the amount of $100,000 from ManagedStorage for short-term working capital in connection with the acquisition of MSI France. The note was payable on demand and carried an annual interest rate of 7%. This note and all accrued interest were repaid on December 9, 2002.

          During 2002, ManagedStorage provided limited services to the Company in human resources and technology support. The Company was not charged for these services in 2002; however for 2003, the Company and ManagedStorage have agreed to specified rates to be charged to the Company for such support. The Company and ManagedStorage are currently finalizing a consulting agreement to cover such services. Total costs to the Company under this agreement are not expected to be significant for 2003. At December 31, 2002, the Company had no liability to ManagedStorage.

          Thomas P. Sweeney III, the Chairman of the Board of the Company, is the founder and Managing Partner of Equity Pier LLC ("Equity Pier"). During 2002, the Company incurred liabilities to Equity Pier of $10,695, primarily related to reimbursement for travel and business expenses incurred by Mr. Sweeney, which liability was unpaid at December 31, 2002. At December 31, 2002, the Company owed Equity Pier $40,605. At December 31, 2001, the Company owed Equity Pier $29,910. For the period January 1 2003 to April 30, 2003, the Company leased office space from Equity Pier at a rate of $1,500 per month.

          During 2002, Paul McKnight, the Chief Financial Officer of ManagedStorage and a Principal of Equity Pier served as the Company's Chief Financial Officer. For that service, the Company paid Mr. McKnight $12,500.

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

          During 2002 and 2001, the Company utilized the services of Data Strategies, Inc., a technical consulting firm owned by Dr. Giancarlo Gaggero, the former Senior Vice President of Media Services of the Company. During 2002 and 2001, the Company incurred expenses of $126,026 and $176,414, respectively, related to this agreement. As of December 31, 2002 and 2001, the Company owed Data Strategies $63,549 and $35,182, respectively, for such consulting services. The agreement with Data Strategies was terminated in March 2003.

          In August 2000, the Company issued to Equity Pier, 4,635,866 shares of common stock. Of these shares, 964,362 were issued in consideration of consulting services previously rendered by Equity Pier to the Company. These consulting services included the implementation of corporate policies, attracting key senior managers, establishing corporate headquarters and assisting in the development of the Company's business strategy. As a result, the Company recorded a non-cash charge to consulting expense of $1,157,000 in the third quarter of 2000. The remaining 3,671,504 shares issued to Equity Pier were issued in consideration of a nominal cash payment and a promissory note from Equity Pier in the principal amount of approximately $4,400,000. The Company also entered into a consulting agreement with Equity Pier pursuant to which Equity Pier agreed to render consulting services to the Company for the 45-month period beginning October 1, 2000 in consideration of fixed monthly payments by the Company. The services to be provided under this agreement included the continuation of those objectives discussed previously, as well as the integration and transition of the media services operations into the Company, creation of the Board of Directors, formation of strategic alliances and participation in the sales process, among others. In February 2001, as a result of the Company's reduced need for the consulting services of Equity Pier, and in recognition of the services already provided by Equity Pier, the Company and Equity Pier formalized a plan to terminate the consulting agreement. In addition, (i) Equity Pier agreed to return 3,324,696 shares of common stock of the Company as payment of the remaining balance on the promissory note, which was deemed to be satisfied in full, and (ii) the Company issued warrants to Equity Pier to purchase an aggregate of 3,324,696 shares of common stock of the Company for a purchase price of $2.00 per share as compensation for consulting services performed during 2000. These warrants became exercisable in March 2002 and expire in February 2006.

16.  SUBSEQUENT EVENTS

          Subsequent to year end, the following transactions were consummated:

          On January 6, 2003, the Company repaid the $100,000 unsecured note payable that bore interest at 8% per annum and was payable on demand.

          In April 2003, the Company issued $645,000 aggregate principal amount of unsecured convertible promissory notes that bear interest at a rate of 8% and mature on September 30, 2004. Principle and accrued interest are payable at maturity. The convertible notes are convertible at any time at the option of the note holders into shares of common stock of the Company at a conversion price of $.042 per share, subject to certain anti-dilution adjustments. The convertible notes may be prepaid by the Company at any time without penalty. The purchase agreement relating to the convertible notes contains restrictions that, among others, prohibit the Company from issuing new debt, issuing equity, making capital expenditures in excess of specified amounts or granting security interests in assets without the consent of note holders owning a majority in principal amount of the outstanding notes.

          In April 2003, the holders of the $500,000 aggregate principal amount of convertible secured notes converted $250,000 of the outstanding principle and 100% of the accrued interest into 6,785,715 shares of common stock of the Company pursuant to the conversion terms of the convertible secured notes discussed in Notes 5. The holders of this note also converted the remaining $250,000 principal balance on the note into the Convertible Notes described in the preceding paragraph under the same terms and conditions as the other investors.

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

          During April 2003 and in connection with the $645,000 funding and secured note conversion above, the Company restructured certain other current liabilities including: (i) restructuring $530,000 of current liabilities to a single vendor to be payable over a five-year period, with interest of 5%. Principal payments under the agreement are fixed for the first year at $100,000 per year. Remaining payments after the second year are subject to certain acceleration clauses based upon working capital levels and capital raised. In connection with this agreement, the Company issued warrants to purchase up to 500,000 shares of common stock at a price per share of $0.10 to the vendor and
(ii) restructuring a $150,000 note payable and accrued interest which was due in full on June 30, 2003 into a new note which is payable over 12 months maturing on May 1, 2004. The note is payable in equal monthly installments beginning May 1, 2003 and carries an annual interest rate of 9%. Accrued interest is payable at maturity. In connection with this agreement, the Company issued warrants to purchase up to 100,000 shares of common stock at a price per share of $0.10 to the vendor.

          On April 23, 2003, the Company sold to Eastman Kodak Company ("Kodak") the Company's intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak will pay the Company $850,000 and has offered employment to substantially all of the Company's personnel associated with the transferred assets and assumed certain software support obligations to the Company's existing DIVArchive customers in the medical industry.