Form 10-Q
period 2003-03-31
FRONT PORCH DIGITAL INC
filed 2003-05-27
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   (Mark One)

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                         For the period ended March 31,
                                      2003

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

                               20000 Horizon Way,
                                    Suite 120
                          MT. LAUREL, NEW JERSEY 08054
                    (Address of principal executive offices)

                                 (856) 439-9950
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of May 22, 2003, 41,615,648 shares of the issuer's common stock, par value $.001, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS -



                            FRONT PORCH DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   [Unaudited]

ASSETS                                                                       March 31, 2003
Current assets:
  Cash and cash equivalents                                                  $    126,722
  Accounts receivable - trade & other, net of allowance of $125,000:
    Non-affiliates                                                              1,184,804
    Affiliates                                                                    568,794
  Deferred costs                                                                   35,237
  Other current assets                                                            419,568
                                                                             ------------
Total current assets                                                            2,335,125

Restricted cash                                                                    84,311

Property and equipment, net                                                     1,000,471

Software development costs, net                                                   273,784

Software and intellectual property, net
  of accumulated amortization of $701,709                                       1,688,845

Excess cost over fair value of net assets acquired, net
  of accumulated amortization of $949,778                                       4,364,439

Other assets                                                                       45,745
                                                                             ------------
Total assets                                                                 $  9,792,720
                                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of note payable                                              $    307,500
Current lease liability                                                            18,845
Accounts payable                                                                1,561,817
Accrued expenses                                                                1,094,866
Accrued expenses - employees                                                      696,312
Deferred revenue                                                                  581,046
                                                                             ------------
Total current liabilities                                                       4,260,386

Note payable, net of current portion                                            1,121,463
Other long-term obligations, net of current portion                               438,337
Other long-term liabilities                                                        48,082

Stockholders' equity:
  Preferred stock, nonvoting, $.001 par value, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.001 par value 50,000,000 shares authorized
  32,329,937 shares issued and outstanding                                         32,330
Additional paid in capital                                                     23,321,361
Accumulated other comprehensive income                                             66,144
Common stock to be issued                                                         750,000
Accumulated deficit                                                           (20,245,383)
                                                                             ------------
Total stockholders' equity                                                      3,924,452
                                                                             ------------

Total liabilities and stockholders' equity                                   $  9,792,720
                                                                             ============


SEE ACCOMPANYING NOTES.

                            FRONT PORCH DIGITAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                  Three months ended March 31,
                                                  ----------------------------
                                                      2003              2002
                                                  ----------------------------
Revenues:
  Products                                        $   869,188       $  111,200
  Services                                            510,529          138,986
  Services - affiliate                              1,048,982              -
                                                  -----------      -----------
Total revenue                                       2,428,699          250,186
Cost of revenue:
  Products                                            140,312           44,735
  Services                                            471,460           60,982
                                                  -----------      -----------
                                                      611,772          105,717
                                                  -----------      -----------
Gross margin                                        1,816,927          144,469

Selling, general and administrative                 1,403,364          766,234
Research and development                              146,124          102,849
Depreciation                                          209,642          153,096
Amortization                                          149,492           58,929
                                                  -----------      -----------
                                                    1,908,622        1,081,108
Loss from operations                                  (91,695)        (936,639)

Other income (expense):
Interest income                                           385              897
Interest expense                                     (153,536)          (4,500)
Other expense                                           1,265               -
Foreign currency transaction loss                        (702)              -
                                                  -----------      -----------
                                                     (152,588)          (3,603)
                                                  -----------      -----------
Net loss                                          $  (244,283)     $  (940,242)
                                                  ===========      ===========
Weighted average number of common
shares outstanding - basic and diluted             32,329,937       25,959,646
Loss per common share - basic and diluted             $ (0.01)         $ (0.04)
                                                  -----------      -----------


SEE ACCOMPANYING NOTES.

                            FRONT PORCH DIGITAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                             Quarter Ended March 31,
                                                                                       2003                          2002
                                                                                  ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             (244,283)                   $ (940,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization                                                           359,134                       212,025
Non-cash interest expense                                                             138,750                           -
Non-cash issuance of common stock to employees and consultants                            -                          83,774
Stock option compensation cost                                                          9,259                        68,987
Gain on sale of fixed assets                                                           (9,951)                          -
Changes in operating assets and liabilities:
Increase in accounts receivable                                                       (65,202)                      (86,655)
Decrease in deferred costs                                                             53,290                           -
Decrease (increase) in other current assets                                           175,065                      (173,901)
Decrease in other assets                                                               63,600                           -
(Decrease) increase in accounts payable                                              (115,944)                      179,968
(Decrease) increase in accrued expenses                                               (88,261)                        7,332
Increase (decrease) in accrued expenses - employees                                    13,111                       (13,355)
(Decrease) increase in deferred revenue                                              (709,253)                      173,177
Other changes in operating activities                                                     -                          83,381
                                                                                -------------                 -------------
Net cash used in operating activities                                                (420,685)                     (405,509)
                                                                                -------------                 -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                   (6,451)                      (13,506)
Software development costs                                                            (62,180)                      (13,088)
Proceeds from sale of fixed assets                                                     31,354                           -
Other investing activities                                                             (7,539)                          -
                                                                                -------------                 -------------
Net cash used in investing activities                                                 (44,816)                      (26,594)
                                                                                -------------                 -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                                                -                         350,000
Repayment of note payable and capital leases                                         (120,373)                          -
Proceeds from issuance of common stock                                                    -                          50,000
                                                                                -------------                 -------------
Net cash (used in)  provided by financing activities                                 (120,373)                      400,000
                                                                                -------------                 -------------

Effect of exchange rate fluctuations on cash and cash equivalents                      (2,561)                          -
                                                                                                                        -

Net increase (decrease) in cash and cash equivalents                                 (588,435)                      (32,103)
Cash and cash equivalents (including restricted cash), beginning of period            799,468                       393,439
                                                                                -------------                 -------------
Cash and cash equivalents (including restricted cash), end of period                  211,033                       361,336
                                                                                =============                 =============


SEE ACCOMPANYING NOTES.

                            FRONT PORCH DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Front Porch Digital Inc. (the "Company") enables the conversion, preservation and management of analog and digital content, including text, images, audio, graphics, video and rich media. The Company develops proprietary software products and performs services that convert content into digital formats for subsequent storage and on-demand delivery in the same or other formats or digital platforms. The software, based on proprietary and patent-pending technology, enables a new paradigm in the way broadcasters, content owners, education and law enforcement personnel manage their workflow - a shift from tape-oriented warehousing to a fully-digital, instant access automated archive.

The Company's customers are located in the United States, Europe and Asia.

The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred losses since commencement of operations in its current line of business. Although the Company's operating results have improved in 2002 and the first quarter of 2003, the Company has made certain progress toward financial stability as described in Note 8 Subsequent Events, and the Company expects its results of operations to continue to improve throughout 2003, there can be no assurance that the Company will not continue to sustain operating losses. Further, for the three months ended March 31, 2003, the Company incurred net losses and negative cash flows from operating activities of $0.2 million and $0.4 million, respectively. For the three months ended March 31, 2003, the Company incurred a loss from operations of $92,000. In addition, at March 31, 2003, the Company had a working capital deficit of $1.9 million. These factors create significant uncertainty about the Company's ability to continue as a going concern.

During the first quarter of 2003, management continued implementing a restructuring of the operations of the Company that included reorganizing the personnel of the Company, reducing headcount, reducing non-essential operating costs and refocusing the Company's business strategy, products and services. The Company has also undertaken an aggressive cash management program that includes deferral of payment of certain expenses and the accelerated collection of cash payments on contracted revenues. Management of the Company recognizes that additional resources will be required to continue as a going concern and, in April 2003, secured additional capital and restructured certain liabilities as described in Note 8 -- Subsequent Events. Management believes these actions will enable the Company to obtain sufficient cash to continue as a going concern. However, there can be no assurance that the additional capital and improved liquidity will be adequate to enable the Company to continue as a going concern.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal and recurring nature. For further information, refer to

                            FRONT PORCH DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the operating results expected for the year ending December 31, 2003.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Front Porch Digital, Inc. and its wholly-owned subsidiary (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the fee is fixed or determinable, and collection is reasonably assured.

The Company licenses software under license agreements and provides professional services, including training, installation, consulting and maintenance. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is considered probable and no significant vendor obligations remain.

The Company allocates revenue to each component of the contract based on objective evidence of its fair value, as established by management. Because licensing of the software generally is not dependent on the professional services portion of the contract, the software revenue is recognized upon delivery.

Fees for maintenance agreements are recognized ratably over the term of the agreement. Maintenance is generally billed in advance resulting in deferred revenues.

The Company provides software-related professional services. Services are generally provided on a time and materials basis and revenue is recognized as the services are provided.

Revenue under service contracts is recognized when services have been performed and accepted, or on the proportional-performance method of accounting, depending on the nature of the project. The extent of progress toward completion under the proportional-performance method of accounting is measured by using the number of sites and/or units under the contract that have been completed and the progress towards completion of batches in progress at period end.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying SFAS No. 123's fair value method to the Company's stock-based award results in pro forma net loss that is not materially different from the amounts reported for the three months ended March 31, 2002 and 2003 and loss per share that is the same as the amounts reported for the three months ended March 31, 2002 and 2003. Pro forma results of operations may not be representative of the effects on reported or pro forma results of operations for future years. For the three months ended March 31, 2003 and 2002, $10,000 and 69,000 of compensation cost was recorded, respectively.

                            FRONT PORCH DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method and records expense based on the values determined.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts and balances to conform with the 2003 presentation.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted SFAS No. 148 in its accounting for stock-based compensation. However it has updated its disclosure to conform to the pronouncement.


3. ACQUISITION

On July 31, 2002, the Company acquired all of the outstanding stock of ManagedStorage International France, a French SOCIETE PAR ACTIONS SIMPLIFEE("MSI France"), and certain assets of ManagedStorage International, Inc., a Delaware corporation ("ManagedStorage"), pursuant to a Stock and Asset Purchase Agreement dated as of July 31, 2002 (the "Purchase Agreement"), between the Company and ManagedStorage. The consideration paid by the Company pursuant to the Purchase Agreement consisted of (a) 5,000,000 shares of common stock, par value $.001 per share, of the Company (the "Company Common Stock"), which were valued at $1.5 million; (ii) a warrant for the purchase of up to 1,750,000 shares of Company Common Stock at a price of $2.00 per share, exercisable immediately and expiring on July 31, 2012; and (iii) a warrant for the purchase of up to 1,750,000 shares of Company Common Stock at a price of $4.00 per share, exercisable immediately and expiring on July 31, 2012. In December 2002, an additional $750,000 of consideration became payable to the seller as certain earn-out targets were achieved. This amount was recorded as common stock to be issued at March 31, 2003 and, in April 2003, 2.5 million shares of common stock of the Company were issued in satisfaction of this earn-out consideration.

Pursuant to the terms of the Purchase Agreement, the Company acquired from ManagedStorage (i) all of the issued and outstanding shares of capital stock of MSI

                            FRONT PORCH DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

France and (ii) certain software and related intellectual property rights, including DIVArchive, a software solution designed to assist media, entertainment and medical companies in the preservation, management and accessing of digital content consisting of large digital data files.

Pursuant to the Purchase Agreement, ManagedStorage entered into a Lock-Up Agreement with the Company whereby, subject to certain exceptions, ManagedStorage agreed not to sell, assign, transfer, pledge or otherwise dispose of any Company Common Stock owned or acquired by it or any interest therein prior to July 31, 2003, except as expressly permitted by the Lock-Up Agreement. In connection with the transaction, ManagedStorage was granted certain demand registration rights with respect to the shares of Company Common Stock acquired by ManagedStorage pursuant to the terms of the Purchase Agreement.

The acquisition has been accounted for as a purchase. Results of operations for the acquired entity are included in the consolidated statement of operations for the three months ended March 31, 2003.

Intellectual property, which represents the DIVArchive software, is amortized over a three-year period. Total amortization expense related to the intellectual property acquired was $60,000 for the three months ended March 31, 2003.

The following pro forma results of operations of the Company for the three months ended March 31, 2003 and 2002 are presented to reflect the acquisition as if it had occurred as of the beginning of the periods presented.

PRO FORMA RESULTS OF OPERATIONS:
                                                    2003             2002
                                                    ----             ----
          Revenues                              $ 2,428,000     $  1,000,000
          Loss from continuing operations           (92,000)      (1,616,000)
          Net loss                                 (244,000)      (1,653,000)
          Basic and diluted loss per share             (.01)            (.05)
          Weighted average shares outstanding    32,329,937       33,459,646


4. NOTES PAYABLE

At March 31, 2003, notes payable consisted of:

$150,000 unsecured note payable that bore interest at 9% per annum. In September 2002, the Company recapitalized the outstanding balance and accrued interest of an existing unsecured note payable. The new principal amount of $246,500 included the original principal balance of $200,000 plus accrued interest of $46,500. The note was payable in an initial payment of $45,000, and equal monthly installments of $25,000 through

                            FRONT PORCH DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


June 1, 2003, with a final payment of $8,647 on July 1, 2003. At March 31, 2002, the remaining principle balance on this note was $150,000. During April 2003, the Company restructured this note payable as described in Note 8 -- Subsequent Events;

$744,000 of an unsecured non-interest bearing note payable to an employee.  This note is payable based on a percentage of revenue of certain operations of the Company, ranging between 2% and 3% per year, to be payable in full no later than December 31, 2004. In the event the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand. The Company has estimated that $170,000 will be payable in the next 12 months; and

$500,000 aggregate principal amount of convertible secured notes to two investors that were issued on March 27, 2002. The notes contained a beneficial conversion feature as the notes included certain anti-dilution protection and rights, and they were convertible into common stock at a price significantly below the then current market price. The Company allocated $500,000 of the value received to this beneficial conversion feature, which has been recorded as a debt discount and has been amortized to interest expense over the term of the debt. The Company recorded non-cash interest expense related to debt discount of $125,000 during the three months ended March 31, 2003. The notes matured on March 27, 2003, bore interest at the rate of 7% per annum, which was payable on a quarterly basis, and were secured by all of the assets of the Company. The notes were convertible at any time at the option of the note holders into a number of shares of common stock of the Company equal to 14% of the outstanding shares of common stock, subject to certain anti-dilution adjustments. The note holders were granted certain rights for the registration of these shares under the Securities Act of 1933, as amended, which requires the Company to register these shares on the earlier of April 2003, or upon the filing of certain registration statements by the Company. The notes contained restrictions that, among others, prohibited the Company from issuing new debt, paying creditors in excess of specified amounts, or prepaying the notes without the consent of the note holders. In the event the Company raised $2.5 million of equity capital, the Company could have deposited into an escrow account an amount equal to the outstanding principal and interest on the notes, at which time all restrictions and liens on the assets of the Company would have been released. Upon the sale or liquidation of substantially all of the assets of the Company, or a business combination in which a majority of the issued and outstanding shares of common stock of the Company is transferred, the note holders were entitled to receive all outstanding principal and interest on the notes and a liquidation preference equal to three times the amount of such outstanding principal and interest. During April 2003, the Company converted and restructured these notes as detailed in Note 8 -- Subsequent Events.

Based on the refinancing described in Note 8, at March 31, 2003, the Company classified $307,500 of these notes payable as a current liability and $1,121,463 as a long-term liability, which included accrued interest of $35,000 and will be due in 2004.

5. CONCENTRATION OF CREDIT RISK

The Company sells its products and services throughout the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the three months ended March 31, 2003, revenues from two customers, each exceeding 10% of total revenue, aggregated 43% and 11%, respectively. At March 31, 2003, accounts receivable from the largest customer was $568,794, or 37% of total trade receivables. This customer is also a stockholder of the Company. In addition, accounts receivable from two other customers aggregated 28% and 12% of accounts receivable at March 31, 2003. For the three months ended March 31, 2002, revenues from two customers, each exceeding 10% of total revenue, aggregated 42%

                            FRONT PORCH DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


and 39%, respectively. The Company was a subcontractor for this customer/stockholder during 2002 and 2003, which beneficially owned approximately 13.5% of the Company's outstanding common stock as of May 22, 2003.

6. PER SHARE DATA

The Company reports its earnings (loss) per share in accordance with the SFAS No. 128, "Accounting for Earnings Per Share". Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants and options are omitted from the computations of diluted loss per share because the effect would be antidilutive.

7. SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Revenues, margins and operating expenses of the Company's lines of business are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Capital expenditures are managed by segment, but only for purposes of budgeting and cash flow management. General overhead expenses are included completely in the software and services business segment as the media conversion segment has been and continues to be an easily definable, separate,

                            FRONT PORCH DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


stand-alone business - no allocations of such costs are made as allocated indirect costs are not considered in the management of the business segments. All direct and indirect costs associated with a segment are reported within that segment. Summarized operations of each of the Company's operating segments in the aggregate for the three months ended March 31, 2003 and 2002, are as follows:

                            MEDIA CONVERSION            SOFTWARE AND SERVICES
                      Three Months Ended March 31,  Three Months Ended March 31,
                           2003           2002          2003           2002

Revenues                $1,375,204    $  123,536     $1,053,495     $ 126,650
Gross margin             1,138,519        35,319        678,408       109,150
Gross margin %                 83%           29%            64%           86%
Income (Loss) from
continuing operations      943,891      (253,835)    (1,035,586)     (682,803)


8. SUBSEQUENT EVENTS

Subsequent to March 31, 2003, the following transactions were consummated:

In April 2003, the Company issued $645,000 aggregate principal amount of unsecured convertible promissory notes that bear interest at the rate of 8% per annum and mature on September 30, 2004. Principle and accrued interest are payable at maturity. The convertible notes are convertible at any time at the option of the note holders into shares of common stock of the Company at a conversion price of $.042 per share, subject to certain anti-dilution adjustments. The convertible notes may be prepaid by the Company at any time without penalty. In the event of a prepayment by the Company, or upon payment of principal and interest at maturity, the Company will be required to issue to the holders of such notes five-year common stock purchase warrants pursuant to which the holders of the warrants will have the right to purchase a number of shares of common stock of the Company equal to 5,500 shares for each $1,000 of principal balance repaid, at a purchase price of $0.10 per share, subject to certain anti-dilution adjustments. The purchase agreement relating to the convertible notes contains restrictions that, among others, prohibit the Company from issuing new debt, making capital expenditures in excess of specified amounts, paying dividends on the common stock or granting security interests in assets without the consent of note holders owning a majority in principal amount of the outstanding notes.

In April 2003, the holders of the $500,000 aggregate principal amount of convertible secured notes converted $250,000 of the outstanding principle and 100% of the accrued interest into 6,785,715 shares of common stock of the Company pursuant to the conversion terms of the convertible secured notes discussed in Note 4. The holders of these notes also converted the remaining $250,000 principal balance on the notes into the convertible notes described in the preceding paragraph.

During April 2003 and in connection with the $645,000 funding and secured note conversion above, the Company restructured certain other current liabilities including: (i) restructuring $530,000 of current liabilities to a single vendor to be payable over a five-year period, with interest at the rate of 5% per annum. Principal payments under the agreement are fixed for the first year at $100,000 per year. Remaining payments are subject to certain acceleration clauses based upon working capital levels and capital raised. In connection with this agreement, the Company issued warrants to purchase up to 500,000 shares of common stock at a price per share of $0.10 to the vendor and (ii) restructuring a $150,000 note payable and accrued interest which was due in full on June 30, 2003 into a new note that is payable over 12 months and matures on May 1, 2004. The note is payable in equal monthly installments beginning May 1, 2003 and carries an annual interest rate of 9% per

                            FRONT PORCH DIGITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

annum. Accrued interest is payable at maturity. In connection with this agreement, the Company issued to the noteholder warrants to purchase up to 100,000 shares of common stock at a price per share of $0.10.

On April 23, 2003, the Company sold to Eastman Kodak Company ("Kodak") the Company's intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak paid the Company $800,000, will pay the Company a final payment of $50,000 upon completion of certain post-closing matters, has offered employment to substantially all of the Company's personnel associated with the transferred assets and assumed certain software support obligations to the Company's existing DIVArchive customers in the medical industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

GENERAL

         When used in this discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

         The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to: (1) the availability of additional funds to enable the Company to successfully pursue its business plan;
(2) the uncertainties related to the effectiveness of the Company's technologies and the development of its products and services; (3) the Company's ability to maintain, attract and integrate management personnel; (4) the ability of the Company to complete the development and continued enhancement of its products in a timely manner; (5) the Company's ability to effectively market and sell its products and services to current and new customers; (6) the Company's ability to negotiate and maintain suitable strategic partnerships and corporate relationships; (7) the intensity of competition; and (8) general economic conditions. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

         Any forward-looking statements herein speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         The Company enables the conversion, preservation and management of analog and digital content, including text, images, audio, graphics, video and rich media. The Company develops proprietary software products and performs services that convert content into digital formats for subsequent storage and on-demand delivery in the same or other formats or digital platforms. The software, which is based on proprietary and patent-pending technology, enables a new paradigm in the way broadcasters, content owners and education and law enforcement personnel manage their workflow - a shift from tape-oriented warehousing to a fully-digital, instant access automated archive. With additional expertise in providing onsite, offline data management services for tape and optical assets, the Company believes it is uniquely positioned to enable clients to preserve, protect and manage information assets.

         The Company's customers are located in the United States, Europe and Asia.

         The Company is in the early stages of executing its business strategy and anticipates generating significant revenues from the sale of its data conversion and software products during the next 12 months. This expansion is contingent upon several factors, including the availability of adequate cash resources, the price of its products and services relative to its competitors, and general economic and business conditions, among other factors.

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

         REVENUE. Total revenue for the three months ended March 31, 2003 increased $2.2 million, to $2.4 million compared to total revenue of $250,000 for the three months ended March 31, 2002. This increase was attributable to the additional revenue generated in both the media conversion and software and related services business segments. Service revenues totaled $1,560,000, or 64% of total revenues, for the three months ended March 31, 2003 as compared to $139,000, or 56% of total revenues, for the three months ended March 31, 2002. For the three months ended March 31, 2003, $869,000, or 36% of total revenue, was attributable to sales of software and related products as compared to $111,000, or 44% of total revenue, for the three months ended March 31, 2002.

         GROSS MARGIN. Total gross margin was $1,817,000, or 75% of total revenue, for the three months ended March 31, 2003 compared to $144,000, or 58% of total revenue, for the three months ended March 31, 2002. This increase was attributable to increased revenue from these services and the timely delivery of these services to customers. In addition, revenues scaled to a level whereby the direct costs of operations can be supported, unlike in the prior year periods during which revenue was marginally able to cover cost of sales. For the three months ended March 31, 2003, sales of software and related products resulted in gross margins of 83% and the provision of data and video conversion services resulted in gross margins of 69%. For the three months ended March 31, 2002, sales of software and related products resulted in gross margins of 60% and the provision of data and video conversion services resulted in gross margins of 56%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2003 were $1,403,000, as compared to $766,000 for the three months ended March 31, 2002. Selling, general and administrative expenses for the three months ended March 31, 2003 consisted primarily of $695,000 for salaries and related benefits for employees not directly related to the production of revenue, $245,000 in professional and consulting fees, $95,000 for travel, $131,000 of facilities costs, and $237,000 for general office expenses. Selling, general and administrative expenses for the three months ended March 31, 2002 consisted primarily of $550,000 for salaries and related benefits for employees not directly related to the production of revenue, $77,000 in professional fees, $39,000 for travel, $59,000 of facilities costs, and $41,000 for general office expenses. As a result of the restructuring, the Company's selling, general and administrative expenses are expected to decrease in subsequent quarters.

         RESEARCH AND DEVELOPMENT. The Company maintains a software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. The Company continues to devote more resources to the development of software tools and products that facilitate the conversion and migration of data from legacy media to current technology, convert analog content to multiple digital formats, manage and reformat digital content on demand and archiving technologies. Research and development expenses for the three months ended March 31, 2003 were $146,000 compared to $103,000 for the three months ended March 31, 2002.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $359,000 for the three months ended March 31, 2003 compared to $212,000 for the three months ended March 31, 2002. Amortization expense primarily consisted of amortization of intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. The increase in depreciation and amortization expenses is the result of the inclusion of such expenses for MSI France, which was acquired in August 2002. The Company will perform an ongoing annual impairment test, as required under SFAS No. 142, "Goodwill and Other Intangible Assets" by the Financial Accounting Standards Board, at the end of the third quarter of each year.

         LOSS FROM OPERATIONS. For the three months ended March 31, 2003, the Company reported a loss from operations of $92,000 compared to a loss from operations of $0.9 million for the three months ended March 31, 2002.

         INTEREST EXPENSE. Interest expense was $154,000 for the three months ended March 31, 2003 compared to $5,000 for the three months ended March 31, 2002. Interest expense for the three months ended March 31, 2003 included non-cash interest charges aggregating $139,000, including a non-cash interest charge of $125,000 related to the amortization of debt discount on the Company's senior secured convertible notes (which have since been retired) and non-cash interest expense of $14,000 related to amortization of non-cash financing costs.

         NET LOSS. For the three months ended March 31, 2003, the Company reported a net loss of $0.2 million, or ($.01) per share, compared to a net loss of $0.9 million, or ($.04) per share, for the three months ended March 31, 2002.

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. The Company conducts business in various countries outside the United States in which the functional currency of the country is not the U.S. dollar. As a result, the Company has foreign currency exchange translation exposure as the results of these foreign operations are translated into U.S. dollars in its consolidated financial statements. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. While the Company looks for opportunities to reduce its exposure to foreign currency fluctuations against the U.S. dollar, at this point the Company has not had adequate financial resources to pursue hedging opportunities generally. At March 31, 2003, the Company reported a cumulative translation gain of $66,144 as a component of Comprehensive Loss. The Company is also subject to foreign exchange transaction exposure when its subsidiaries transact business in a currency other than its own functional currency. These transactions are infrequent and have not had a significant effect on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         In April 2003, the Company issued $645,000 aggregate principal amount of unsecured convertible promissory notes that bear interest at the rate of 8% per annum and mature on September 30, 2004. Principle and accrued interest are payable at maturity. The convertible notes are convertible at any time at the option of the note holders into shares of common stock of the Company at a conversion price of $.042 per share, subject to certain anti-dilution adjustments. The convertible notes may be prepaid by the Company at any time without penalty. In the event of a prepayment by the Company, or upon payment of principal and interest at maturity, the Company will be required to issue to the holders of such notes five-year common stock purchase warrants pursuant to which the holders of the warrants will have the right to purchase a number of shares of common stock of the Company equal to 5,500 shares for each $1,000 of principal balance repaid, at a purchase price of $0.10 per share, subject to certain anti-dilution adjustments. The purchase agreement relating to the convertible notes contains restrictions that, among others, prohibit the Company from issuing new debt, making capital expenditures in excess of specified amounts, paying dividends on the common stock or granting security interests in assets without the consent of note holders owning a majority in principal amount of the outstanding notes.

         In April 2003, the holders of the $500,000 aggregate principal amount of convertible secured notes converted $250,000 of the outstanding principle and 100% of the accrued interest into 6,785,715 shares of common stock of the Company pursuant to the conversion terms of the convertible secured notes discussed in Note 4. The holders of these notes also converted the remaining $250,000 principal balance on the notes into the convertible notes described in the preceding paragraph.

         During April 2003 and in connection with the $645,000 funding and secured note conversion above, the Company restructured certain other current liabilities including: (i) restructuring $530,000 of current liabilities to a single vendor to be payable over a five-year period, with interest at the rate of 5% per annum. Principal payments under the agreement are fixed for the first year at $100,000 per year. Remaining payments are subject to certain acceleration clauses based upon working capital levels and capital raised. In connection with this agreement, the Company issued warrants to purchase up to 500,000 shares of common stock at a price per share of $0.10 to the vendor and
(ii) restructuring a $150,000 note payable and accrued interest which was due in full on June 30, 2003 into a new note that is payable over 12 months and matures on May 1, 2004. The note is payable in equal monthly installments beginning May 1, 2003 and carries an annual interest rate of 9% per annum. Accrued interest is payable at maturity. In connection with this agreement, the Company issued to the noteholder warrants to purchase up to 100,000 shares of common stock at a price per share of $0.10.

         On April 23, 2003, the Company sold to Eastman Kodak Company ("Kodak") the Company's intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak paid the Company $800,000, will pay the Company a final payment of $50,000 upon completion of the transition process and has offered employment to substantially all of the Company's personnel associated with the transferred assets and assumed certain software support obligations to the Company's existing DIVArchive customers in the medical industry.

         As of March 31, 2003, the Company had liquid assets (unrestricted cash and cash equivalents and accounts receivable) of $1.9 million and current assets of $2.3 million. Current liabilities of $4.3 million at March 31, 2003 consisted of $1.6 million of accounts payable; $1.1 million of accrued expenses; $696,000 of accrued expenses to employees; $581,000 of deferred revenue, which consisted of progress payments received on engagements currently in progress; $308,000 of current portion of notes payable and $19,000 of current lease liability. The Company's working capital deficit was $1.9 million as of March 31, 2003 for the reasons described above.

         The Company used net cash of $0.4 million in operating activities during the three months ended March 31, 2003 and used net cash of $0.4 million in operating activities during the three months ended March 31, 2002, primarily as a result of the net losses incurred during the periods.

         During the three months ended March 31, 2003, the Company used $45,000 in investing activities, of which $6,000 was used for capital expenditures, $62,000 was used for the development of the Company's suite of video software solutions, and $8,000 was used in other investing activities, offset by proceeds from the sale of fixed assets of $31,000. During the three months ended March 31, 2002, the Company used $27,000 in investing activities, of which $14,000 was used for capital expenditures and $13,000 was used for the development of the Company's suite of video software solutions.

         The Company used $120,000 in financing activities during the three months ended March 31, 2003, which consisted solely of principal repayments made on notes payable and capital leases. During the three months ended March 31, 2002, financing activities provided $400,000, which consisted of $350,000 of borrowings on notes payable and $50,000 of proceeds from the issuance of 400,000 shares of unregistered common stock to an individual investor.

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

         The Company expects that anticipated cash flow from operations combined with its cash and cash equivalents at May 22, 2003 will be sufficient to operate for at least the next 12 months. However, continued operating losses and the early stage of the Company's business, as well as potential changes in the business and competitive environment, continue to present a significant risk to the Company's long-term success. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

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


ITEM 1.  LEGAL PROCEEDINGS:

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         The following exhibits are filed herewith:

         (a)      Exhibits

                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Current Reports on Form 8-K or 8-K/A

                  The Company filed a Current Report on Form 8-K dated January 8, 2003 reporting several executive officer changes. The changes announced included the resignation of Paul McKnight as Chief Financial Officer, the election of Matthew Richman as Chief Financial Officer and the appointment of Michael Knaisch as Chief Operating Officer of the Company.

                  The Company filed a Current Report on Form 8-K dated March 1, 2003 announcing the resignation of David Cohen as a director of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 27, 2003                FRONT PORCH DIGITAL INC.

                                    By: /s/ DONALD MAGGI
                                        -------------------
                                        Donald Maggi
                                        Chief Executive Officer
                                   (principal executive officer)

                                    By: /s/ MATTHEW RICHMAN
                                        -------------------
                                        Matthew Richman
                                        Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

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


                                                  By:  /s/ Donald Maggi
                                                       -------------------------
                                                  Name: Donald Maggi
                                                  Title: Chief Executive Officer

May 27, 2003

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

                                           By:  /s/ Matthew Richman
                                                --------------------------------
                                           Name: Matthew Richman Title:
                                           Chief Financial Officer and Treasurer

May 27, 2003