Form 10QSB
period 2003-06-30
FRONT PORCH DIGITAL INC
filed 2003-09-02
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   (Mark One)

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2003

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

                               20000 Horizon Way,
                                    Suite 120
                          Mt. Laurel, New Jersey 08054
                    ---------------------------------------
                         (Address of principal executive
                                    offices)

                                 (856) 439-9950
                    ----------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of August 11, 2003, 41,615,648 shares of the issuer's common stock, par value $.001, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS -


                            FRONT PORCH DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                             June 30, 2003
Current assets:
  Cash and cash equivalents                                                         $    604,431
  Accounts receivable - trade & other, net of allowance of $175,000:
Non-affiliates                                                                         1,609,809
Affiliates                                                                               324,740
  Deferred costs                                                                          44,530
  Other current assets                                                                   435,098
                                                                                    ------------
Total current assets                                                                   3,018,608

Restricted cash                                                                           89,308

Property and equipment, net                                                              862,034

Software development costs, net                                                          326,655

Software and intellectual property, net
 of accumulated amortization of $808,065                                               1,028,732

Excess cost over fair value of net assets acquired, net
 of accumulated amortization of $949,778                                               1,182,289

Other assets                                                                              64,042
                                                                                    ------------
Total assets                                                                        $  6,571,668
                                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of note payable                                                     $    303,333
Current portion of other long term liability                                             100,000
Current lease liability                                                                    2,589
Accounts payable                                                                         808,181
Accrued expenses                                                                       1,119,629
Accrued expenses - employees                                                             705,239
Deferred revenue                                                                         367,487
                                                                                    ------------
Total current liabilities                                                              3,406,458

Note payable, net of current portion                                                     715,392
Other long-term liabilities, net of current portion                                      422,318
Other long-term liabilities                                                               50,931

Stockholders' equity:
  Preferred stock, nonvoting, $.001 par value, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.001 par value 50,000,000 shares authorized
   41,615,652 shares issued and outstanding                                               41,615
Additional paid in capital                                                            25,367,405
Accumulated other comprehensive income                                                    33,623
Common stock to be issued                                                                     --
Accumulated deficit                                                                  (23,466,074)
                                                                                    ------------
Total stockholders' equity                                                             1,976,569
                                                                                    ------------

Total liabilities and stockholders' equity                                          $  6,571,668
                                                                                    ============

SEE ACCOMPANYING NOTES.

                      FRONT PORCH DIGITAL, INC.
                Consolidated Statements of Operations
                             (Unaudited)

                                                                 Three months ended June 30,            Six months ended June 30,
                                                               ---------------------------------------------------------------------
                                                                  2003                2002               2003               2002
                                                               ---------------------------------------------------------------------
Revenues:
  Products                                                     $   228,486        $    95,256        $   930,272        $   206,456
  Services                                                       1,456,511            684,907          1,926,684            823,893
  Services - affiliate                                             386,498                 --          1,435,480                 --
                                                               -----------        -----------        -----------        -----------
Total revenue                                                    2,071,495            780,163          4,292,436          1,030,349

Cost of revenue:
  Products                                                          44,877             35,475            100,634             80,210
  Services                                                         495,475            277,883            886,238            249,176
                                                               -----------        -----------        -----------        -----------
                                                                   540,352            313,358            986,872            329,386
                                                               -----------        -----------        -----------        -----------
Gross margin                                                     1,531,143            466,805          3,305,564            700,963


Selling, general and administrative                              1,112,727            805,562          2,164,402          1,661,484
Research and development                                            10,290            115,928             43,163            218,777
Depreciation                                                       207,702            153,096            402,776            306,192
Amortization                                                       146,052             58,929            295,544            117,858
                                                               -----------        -----------        -----------        -----------
                                                                 1,476,771          1,133,515          2,905,885          2,304,311

Operating income (loss)                                             54,372           (666,710)           399,679         (1,603,348)

Other income (expense):
Interest income                                                        412                504                797              1,400
Interest expense                                                  (208,857)           (13,438)          (362,392)           (17,938)
Other expense                                                       (1,346)                --                (80)                --
Transaction loss                                                    (2,536)                --             (3,237)                --
Loss on impairment of goodwill and intellectual property        (3,335,848)                --         (3,335,848)                --
                                                               -----------        -----------        -----------        -----------
Total other expense                                             (3,548,175)           (12,934)        (3,700,760)           (16,538)

Loss from continuing operations                                 (3,493,803)          (679,644)        (3,301,081)        (1,619,886)

Loss on operations of discontinued operation                      (313,844)                --           (750,846)                --
Gain on sale of discontinued operation                             586,955                 --            586,955                 --
                                                               -----------        -----------        -----------        -----------
Net loss                                                       $(3,220,692)       $  (679,644)       $(3,464,972)       $(1,619,886)
                                                               ===========        ===========        ===========        ===========

Weighted average shares outstanding - basic and diluted         39,370,754         26,807,923         35,869,795         26,386,128

Earnings per share - basic and diluted:
Loss from continuing operations                                $     (0.09)       $     (0.03)       $     (0.09)       $     (0.06)
Net income                                                     $     (0.08)       $     (0.03)       $     (0.10)       $     (0.06)

SEE ACCOMPANYING NOTES.

                            FRONT PORCH DIGITAL, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                Six Months Ended June 30,
                                                                                                 2003               2002
                                                                                             --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                     $(3,464,972)        $(1,619,886)
  Loss from discontinued operations                                                              750,846                  --
  Gain on sale of discontinued operations                                                       (586,955)                 --
                                                                                             -----------         -----------
Loss from continuing operations                                                               (3,301,081)         (1,619,886)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation & amortization                                                                    698,319             424,050
  Non-cash interest expense                                                                      310,691                  --
  Impairment of goodwill and intellectual property related to Media Services business          3,335,848                  --
  Non-cash issuance of common stock to employees and consultants                                      --             357,556
  Stock option compensation cost                                                                   9,259              68,987
  Bad Debt Expense                                                                                50,000                  --
  Gain on sale of fixed assets                                                                    (9,951)                 --
  Changes in operating assets and liabilities:
    Increase in accounts receivable - affiliate                                                   (2,414)                 --
    Increase in accounts receivable                                                             (494,465)            (97,346)
    Decrease in deferred costs                                                                    43,997                  --
    Decrease (increase) in other current assets                                                  159,535             (13,337)
    Decrease in other assets                                                                      33,548                  --
    (Decrease) increase in accounts payable                                                     (836,725)             52,823
    Decrease in accrued expenses                                                                 (64,778)            (19,362)
    Increase (decrease) in accrued expenses - employees                                           95,470             (75,682)
    Decrease in deferred revenue                                                                (959,488)           (159,085)
    Other changes in operating activities                                                             --             165,877
                                                                                             -----------         -----------
Net cash used in operating activities by continuing operations                                  (932,235)           (915,405)
                                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                             (86,507)            (50,406)
Cash received from sale of discontinued operations                                               800,000                  --
Software development costs                                                                      (151,275)            (43,634)
Proceeds from sale of fixed assets                                                                39,534                  --
                                                                                             -----------         -----------
Net cash provided by (used in) investing activities from continuing operations                   601,752             (94,040)
                                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                                      645,000             600,000
Repayment of note payable and capital leases                                                     (68,780)                 --
Proceeds from issuance of common stock                                                                --              50,000
                                                                                             -----------         -----------
Net cash provided by financing activities from continuing operations                             576,220             650,000
                                                                                             -----------         -----------

Net cash used by discontinued operation                                                         (316,384)                 --

Effect of exchange rate fluctuations on cash and cash equivalents                                (35,082)                 --
                                                                                             -----------         -----------

Net decrease in cash and cash equivalents                                                       (105,729)           (359,445)
Cash and cash equivalents, beginning of period                                                   799,468             393,439
                                                                                             -----------         -----------
Cash and cash equivalents, end of period                                                     $   693,739         $    33,994
                                                                                             ===========         ===========

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

The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred losses since commencement of operations in its current line of business. Although the Company's operating results have continued to improve in the first six months of 2003, and the Company has improved its overall financial position and liquidity during that period, there can be no assurance that the Company will not continue to sustain operating losses.

In May 2003, the Company sold its DIVArchive Medical operations to Eastman Kodak Company ("Kodak") and has accounted for the gain on the sale and the operations of the business as discontinued operations. As a result, the operating results of the DIVArchive Medical component are excluded from operating income and loss from continuing operations and are reported as a separate line item as a component of net income for the three and six months ended June 30, 2003.

For the six months ended June 30, 2003, the Company generated a net loss of $3.5 million. Excluding the charge of $3.3 million for the impairment of goodwill and intellectual property related to the Company's media services business and net losses from discontinued operations of $164,000, net income for the six months ended June 30, 2003 was $35,000 (as compared to a loss of $1.6 million in the prior year period). Included in net income for the period was a non-recurring gain on the sale of discontinued operations of $587,000 related to the sale of the DIVArchive Medical business to Kodak. For the six months ended June 30, 2003, the Company generated negative cash flow from continuing operations of $0.9 million and had an ending cash balance at June 30, 2003 of $0.7 million (including restricted cash).

For the three months ended June 30, 2003, the Company generated a net loss of $3.2 million. Excluding the charge of $3.3 million for the impairment of goodwill and intellectual property related to the media services business and the net gain from discontinued operations of $273,000, the Company generated a net loss for the three months ended June 30, 2003 of $158,000 (as compared to a loss of $0.7 million in the prior year period). Included in the net loss for the period is a non-recurring gain on the sale of discontinued operations of $587,000 related to the sale of the DIVArchive Medical business and a loss on operations of discontinued operations of $314,000. The Company generated negative cash flow from continuing operations for the three months ended June 30, 2003 of $0.5 million. In addition, at June 30, 2003, the Company had a cash balance of $0.7 million, but a working capital deficit of $.4 million (which deficit amounted to $1.9

                            Front Porch Digital, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

million at March 31, 2003). These factors create significant uncertainty about the Company's ability to continue as a going concern.

During the second quarter of 2003, management continued implementing a restructuring of the operations of the Company that included reorganizing the personnel of the Company, reducing headcount, reducing non-essential operating costs and refocusing the Company's business strategy, products and services. As of August 2003, this restructuring was largely complete, and management believes the Company's operating cost levels are adequate and appropriate to support its operations and working capital needs. The Company is now focusing on the expansion of its DIVArchive Broadcast operations in the United States and is continuing to hire personnel for those operations. As a result, operating costs are expected to increase. In April 2003, the Company secured additional capital through the sale of convertible notes, restructured certain liabilities and sold the DIVArchive Medical operations to Kodak for $850,000 in cash and the transfer of certain liabilities and operations. Management believes these actions enabled the Company to obtain sufficient cash to continue as a going concern. However, there can be no assurance that the additional capital and improved liquidity will be adequate to enable the Company to continue as a going concern.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal and recurring nature. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results expected for the year ending December 31, 2003.

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

                            Front Porch Digital, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying SFAS No. 123's fair value method to the Company's stock-based awards results in pro forma net loss and loss per share that is not materially different from the amounts reported. Pro forma results of operations may not be representative of the effects on reported or pro forma results of operations for future years. For the three months ended June 30, 2003 and 2002, $0 and $62,000, respectively of compensation cost was recorded. For the six months ended June 30, 2003 and 2002, $10,000 and $131,000 respectively of compensation cost was recorded.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to

                            Front Porch Digital, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted SFAS No. 148 in its accounting for stock-based compensation. However, the Company has updated its disclosure to conform to the pronouncement.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business enterprises of variable interest entities. The interpretation is not expected to have a material effect on the Company's consolidated financial statements.

3. NOTES PAYABLE

At June 30, 2003, notes payable consisted of:

$133,333 of an unsecured note payable that bears interest at 9% per annum. In September 2002, the Company recapitalized the outstanding balance and accrued interest of an existing unsecured note payable. The new principal amount of $246,500 included the original principal balance of $200,000 plus accrued interest of $46,500. The note was payable in an initial payment of $45,000, and equal monthly installments of $25,000 through June 1, 2003, with a final payment of $8,647 on July 1, 2003. At December 31, 2002, the remaining principal balance on this note was $150,000. Effective April 30, 2003, the Company restructured the $150,000 remaining principal balance on the note payable and accrued interest which was due in full on June 30, 2003 into a new note that is payable over 12 months and matures on May 1, 2004. The note is payable in equal monthly installments which began on May 1, 2003 and carries an annual interest rate of 9% per annum. Accrued interest is payable at maturity. In connection with this agreement, the Company issued to the noteholder warrants to purchase up to 100,000 shares of common stock at a price per share of $0.10. The fair value of these warrants amounted to $10,000 and was recorded as a discount to the note and is being amortized to interest expense over the note term of one year.

$744,000 of an unsecured non-interest bearing note payable to an employee.  This note is payable based on a percentage of revenue of certain operations of the Company, ranging between 2% and 3% per year, to be payable in full no later than December 31, 2004. In the event the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand. The Company has estimated that $170,000 will be payable on this note in the next 12 months; and

$990,000 aggregate principal amount of unsecured convertible notes that were issued in April 2003. The notes contain a beneficial conversion feature as the notes include certain anti-dilution protection and rights, and are convertible into Company Common Stock at a price significantly below the then current market price. The Company allocated $990,000 of the value received to this beneficial conversion feature, which has been recorded as a debt discount and is being amortized to interest expense over the term of the debt. The Company recorded non-cash interest expense related to debt discount of $141,000 during the three months ended June 30, 2003. Proceeds from the issuance of these notes were the following: $645,000 cash proceeds received by the Company; retirement of $250,000 principal balance of the former secured convertible notes that matured on March 31, 2003 (the remaining $250,000 principal and accrued interest was converted into Company Common Stock in accordance with the terms of the convertible secured note); and the conversion of $95,000 in current liabilities. The

                            Front Porch Digital, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

convertible notes bear interest at the rate of 8% per annum and mature on September 30, 2004. Principal and accrued interest are payable at maturity. The convertible notes are convertible at any time at the option of the note holders into shares of Company Common Stock at a conversion price of $.042 per share, subject to certain anti-dilution adjustments. The convertible notes may be prepaid by the Company at any time without penalty. In the event of a prepayment by the Company, or upon payment of principal and interest at maturity, the Company will be required to issue to the holders of such notes five-year common stock purchase warrants pursuant to which the holders of the warrants will have the right to purchase a number of shares of Company Common Stock equal to 5,500 shares for each $1,000 of principal balance repaid, at a purchase price of $0.10 per share, subject to certain anti-dilution adjustments. The purchase agreement relating to the convertible notes contains restrictions that, among others, prohibit the Company from issuing new debt, making capital expenditures in excess of specified amounts, paying dividends on the common stock or granting security interests in assets without the consent of note holders owning a majority in principal amount of the outstanding notes.

In April 2003, the holders of $500,000 aggregate principal amount of convertible secured notes converted the remaining $250,000 of the outstanding principal ($250,000 of principal was converted into the unsecured convertible notes described above) and 100% of the accrued interest into 6,785,715 shares of Company Common Stock pursuant to the conversion terms of the convertible secured notes. In connection with this conversion, the Company recorded $39,000 in non-cash interest expense related to the value of the induced conversion of the debt.

4. SALE OF DIVARCHIVE MEDICAL OPERATIONS

On April 23, 2003, the Company sold to Kodak the Company's intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak paid the Company $800,000, will pay the Company a final payment of $50,000 upon completion of the transition process and has offered employment to substantially all of the Company's personnel associated with the transferred assets and assumed certain software support obligations to the Company's existing DIVArchive customers in the medical industry. The Company recorded a $587,000 gain on the sale in the three months ended June 30, 2003.

The DIVArchive Medical component is accounted for as a discontinued operation in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of operations and cash flows of the DIVArchive Medical operations have been removed from the Company's results of continuing operations for all periods presented. For the three and six months ended June 30, 2003, the loss from operations for the DIVArchive Medical component was $314,000 and $751,000, respectively. All related disclosures have also been adjusted to reflect the discontinued operation. Summarized selected financial information from discontinued operations for the three and six months ended June 30, 2003 (excluding the net gain) is as follows:

                            Front Porch Digital, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


RESULTS OF OPERATIONS - DIVARCHIVE MEDICAL OPERATIONS:

                                                                             June 30, 2003
                                                            -----------------------------------------------
                                                              Three Months Ended        Six Months Ended
                                                            -----------------------   ---------------------
              Revenues                                            $  32,000                $ 239,000
              Gross margin                                            4,000                   47,000
              Loss from DIVArchive Medical operations
                                                                   (318,000)                (798,000)
                                                                  ---------                ---------
                                                                  $(314,000)               $(751,000)
                                                                  =========                =========


Summarized components of the gain on the sale of the DIVArchive Medical component were as follows:

         Cash received and liabilities transferred                  $ 800,000
         Receivable from Kodak                                         50,000
         Liabilities transferred                                      138,000
         Intellectual property and goodwill sold                     (401,000)
                                                                    ---------
         Gain on sale of DIVArchive Medical component               $ 587,000
                                                                    =========


In April 2003, as a result of the sale of the DIVArchive Medical component, the Company performed an impairment analysis of the remaining DIVArchive goodwill and intellectual property that was not sold in the transaction and determined that no impairment of the assets was warranted.

5. LOSS ON IMPAIRMENT OF GOODWILL AND INTELLECTUAL PROPERTY - MEDIA SERVICES SEGMENT

At June 30, 2003, as a result of changes in the business environment, the Company recorded a loss of $3.3 million on the impairment of goodwill and intellectual property related to the media services segment to reflect the fair value of the business based upon a valuation analysis using discontinued future cash flows. This amount was excluded from operating income, but was included in loss from continuing operations in the statement of operations for the three and six months ended June 30, 2003. Included in the loss is:

Impairment of intellectual property           $  362,000
Impairment of goodwill                         2,974,000
                                              ----------
Total impairment recorded                     $3,336,000
                                              ==========

6. CONCENTRATION OF CREDIT RISK

The Company sells its products and services throughout the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the six months ended June 30, 2003, revenues from two customers, each exceeding 10% of total revenue, aggregated 32% and 20%, respectively. At June 30, 2003, accounts receivable from the largest customer was $325,000, or 17% of total trade receivables. This customer is also a stockholder of the Company. In addition, accounts receivable from two other customers aggregated 26% and 20% of accounts receivable at June 30, 2003. For the six months ended June 30, 2002, revenues from two customers, each exceeding 10% of total revenue, aggregated 54% and 15%, respectively. The Company was a subcontractor for this customer/stockholder during 2002 and 2003, which beneficially owned approximately 13.5% of the Company's outstanding common stock as of August 11, 2003.

                            Front Porch Digital, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7. PER SHARE DATA

The Company reports its earnings (loss) per share in accordance with the SFAS No. 128, "Accounting for Earnings Per Share". Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. For the three and six months ended June 30, 2003 and 2002, shares from the assumed conversion of outstanding convertible notes, warrants and options are omitted from the computations of diluted earnings per share because the effect would be anti-dilutive.

8. SEGMENT INFORMATION

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

Revenues, margins and operating expenses of the Company's lines of business are evaluated by management. The Company does not measure assets by lines of business as assets are generally not distinctive to a particular line of business and they are not fundamental in assessing segment performance. Capital expenditures are managed by segment, but only for purposes of budgeting and cash flow management. General overhead expenses are included completely in the software and services business segment as the media conversion segment has been and continues to be an easily definable, separate,

                            Front Porch Digital, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

stand-alone business - no allocations of such costs are made as allocated indirect costs are not considered in the management of the business segments. All direct and indirect costs associated with a segment are reported within that segment. Summarized operations of each of the Company's operating segments in the aggregate for the three and six months ended June 30, 2003 and 2002, are as follows:

                             MEDIA CONVERSION          SOFTWARE AND SERVICES
                        Three Months Ended June 30,  Three Months Ended June 30,
                             2003           2002          2003          2002

Revenues                  $1,680,854    $  691,885       $390,641     $ 88,278
Gross margin               1,314,905       389,113        216,238       77,692
Gross margin %                   78%           56%            55%          88%
Operating income (loss)    1,177,338       199,583     (1,122,967)    (866,293)



                            MEDIA CONVERSION           SOFTWARE AND SERVICES
                        Six Months Ended June 30,    Six Months Ended June 30,
                           2003           2002           2003         2002

Revenues                $3,056,058    $  815,421     $1,236,378     $ 214,928
Gross margin             2,453,424       514,121        852,140       186,842
Gross margin %                 80%           63%            69%           87%
Operating income (loss)  2,121,229       (54,252)    (1,721,549)   (1,549,096)


At June 30, 2003, the Company recorded a loss of $3.3 million on the impairment of goodwill and intellectual property related to the media services segment to reflect the decrease in the fair value of the goodwill. The impairment charge was excluded from operating income (loss) above, but was included in loss from continuing operations in the statement of operations for the three and six months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

During the three months ended June 30, 2003, the following significant events occurred:

     o On April 23, 2003, the Company sold to Eastman Kodak Company ("Kodak") the Company's intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak paid the Company $800,000, will pay the Company a final payment of $50,000 upon completion of the transition process and has offered employment to substantially all of the Company's personnel associated with the transferred assets and assumed certain software support obligations to the Company's existing DIVArchive customers in the medical industry. The Company recorded a $587,000 gain on the sale in the three months ended June 30, 2003. The operations of the DIVArchive Medical component was accounted for as discontinued operations in the accompanying financial statements. The results of operations and cash flows for the DIVArchive Medical operations have been excluded from the Company's results of continuing operations for all periods presented. For the three and six months ended June 30, 2003, the loss from operations for the DIVArchive Medical component was $314,000 and $751,000, respectively.

     o In April 2003, the Company issued $990,000 aggregate principal amount of unsecured convertible notes. Payment for these notes included the following: $645,000 cash proceeds received by the Company; $250,000 principal balance of the former secured convertible notes which matured on March 31, 2003; and the conversion of $95,000 in current liabilities. The convertible notes bear interest at the rate of 8% per annum and mature on September 30, 2004. Principal and accrued interest are payable at maturity. The convertible notes are convertible at any time at the option of the note holders into shares of common stock of the Company at a conversion price of $.042 per share, subject to certain anti-dilution adjustments. The convertible notes may be prepaid by the Company at any time without penalty. In the event of a prepayment by the Company, or upon payment of principal and interest at maturity, the Company will be required to issue to the holders of such notes five-year common stock purchase warrants pursuant to which the holders of the warrants will have the right to purchase a number of shares of common stock of the Company equal to 5,500 shares for each $1,000 of principal balance repaid, at a purchase price of $0.10 per share, subject to certain anti-dilution adjustments. The purchase agreement relating to the convertible notes contains restrictions that, among others, prohibit the Company from issuing new debt, making capital expenditures in excess of specified amounts, paying dividends on the common stock or granting security interests in assets without the consent of note holders owning a majority in principal amount of the outstanding notes.

     o In April 2003, the holders of the $500,000 aggregate principal amount of convertible secured notes converted the remaining $250,000 of the outstanding principal ($250,000 of principal was converted into the unsecured convertible notes described above) and 100% of the accrued interest into 6,785,715 shares of common stock of the Company pursuant to the conversion terms of the convertible secured notes. In connection with this conversion, the Company recorded $39,000 in non-cash interest expense related to the value of the induced conversion of the debt.

     o During the three months ended June 30, 2003, the Company successfully restructured the following: (i) $530,000 of current liabilities to a single vendor to be payable over a five-year period, with interest at the rate of 5% per annum. Principal payments under the agreement are fixed for the first year at $100,000 per year. Remaining payments are subject to certain acceleration clauses based upon working capital levels and capital raised. In connection with this agreement, the Company will issue to the vendor warrants to purchase up to 500,000 shares of common stock at a price per share of $0.10 and (ii) a $150,000 note payable and accrued interest which was due in full on June 30, 2003 into a new note that is payable over 12 months and matures on May 1, 2004. The note is payable in equal monthly installments beginning May 1, 2003 and carries an annual interest rate of 9% per annum. Accrued interest is payable at maturity. In connection with this agreement, the Company issued to the noteholder warrants to purchase up to 100,000 shares of common stock at a price per share of $0.10. The fair value of these warrants amounted to $10,000 and was recorded as a discount to the note and is being amortized to interest expense over the note term of one year.

     o At June 30, 2003, the Company recorded a non-recurring charge of $3.3 million for the impairment of goodwill and intellectual property related to the media services business segment.

The items described above demonstrate the Company's efforts to refocus its business on the broadcast space and specifically in the sale of the DIVArchive and transcoder products. The sale of the DIVArchive Medical business in the second quarter of 2003 and the loss on the impairment of the goodwill and intellectual property of the media services business segment are indicative of these efforts. The impairment of goodwill and intellectual property recorded in the media services business segment brought the intangible asset balances to a level that management believes properly reflects the fair value of the business segment. The sale of the DIVArchive Medical business component generated a gain for the Company and significantly reduced the operating costs in France to a more appropriate level relative to broadcast revenues.

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

RESULTS OF CONTINUING OPERATIONS - Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

         REVENUE. Total revenue for the three months ended June 30, 2003 increased $1.3 million to $2.1 million, compared to total revenue of $780,000 for the three months ended June 30, 2002. This increase in revenue was attributable to significantly higher revenue generated from the media conversion business segment ($1.7 million in segment revenue for the three months ended
June 30, 2003 as compared to $0.7 million for the prior year period) and additional revenue generated in the software and related services business segment from DIVArchive broadcast sales, totaling $0.3 million for the three months ended June 30, 2003 (the DIVArchive revenues excluded DIVArchive Medical revenue of $32,000 for the three months ended June 30, 2003 that has been accounted for as a discontinued operation). Revenue generated in the software and related services business segment in the United States remained relatively unchanged for the three months ended June 30, 2003. Service revenues totaled $1,900,000, or 89% of total revenues, for the three months ended June 30, 2003 as compared to $685,000, or 88% of total revenues, for the three months ended June 30, 2002. For the three months ended June 30, 2003, $200,000, or 11% of total revenue, was attributable to product revenues as compared to $95,000, or 12% of total revenue, for the three months ended June 30, 2002.

         GROSS MARGIN. Total gross margin was $1.5 million, or 74% of total revenue, for the three months ended June 30, 2003 compared to $467,000, or 60% of total revenue, for the three months ended June 30, 2002. This increase was attributable to the increased revenues discussed above and the timely delivery of services to customers. In addition, revenues scaled to a level whereby the direct costs of operations were supported, unlike in the prior year period during which revenue was marginally able to cover cost of sales. For the three months ended June 30, 2003, sales of software and related products resulted in gross margins of 55% and the provision of data and media conversion services resulted in gross margins of 78%. For the three months ended June 30, 2002, sales of software and related products resulted in gross margins of 88% and the provision of data and media conversion services resulted in gross margins of 56%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2003 were $1.1 million, as compared to $0.8 million for the three months ended June 30, 2002. Selling, general and administrative expenses for the three months ended June 30, 2003 consisted primarily of $502,000 for salaries and related benefits for employees not directly related to the production of revenue, $270,000 in professional and consulting fees, $91,000 for travel, $101,000 of facilities costs, $50,000 for bad debt expense, and $97,000 for general office expenses. Selling, general and administrative expenses for the three months ended June 30, 2002 consisted primarily of $308,000 for salaries and related benefits for employees not directly related to the production of revenue, $220,000 in professional fees, $37,000 for travel, $60,000 of facilities costs, and $180,000 for general office expenses.

         RESEARCH AND DEVELOPMENT. The Company maintains a software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. The Company continues to devote more resources to the development of its solutions that convert analog content to multiple digital formats, manage and reformat digital content on demand and archiving technologies and software tools and products that facilitate the conversion and migration of data from legacy media to current technology. Research and development expenses for the three months ended June 30, 2003 were $10,000 compared to $116,000 for the three months ended June 30, 2002. The decrease in expense in 2003 is directly related to the increase in projects which will provide future benefit to the company and have passed the point of technological feasibility. As a result, significantly more of the Company's costs of its research and development efforts are being capitalized as software development costs and amortized to expense over a three-year period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $354,000 for the three months ended June 30, 2003 compared to $212,000 for the three months ended June 30, 2002. Amortization expense primarily consisted of amortization of intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. The increase in depreciation and amortization expenses was the result of the inclusion of such expenses for MSI France, which was acquired in August 2002.

         OPERATING INCOME. For the three months ended June 30, 2003, operating income totaled $54,000 as compared to an operating loss of $.7 million for the three months ended June 30, 2003. The increase in operating income was primarily due to the increased revenues from the media conversion business segment and sales related to the Company's DIVArchive broadcast solutions.

         LOSS ON IMPAIRMENT OF GOODWILL. The Company performs an ongoing annual impairment test, as required under SFAS No. 142, "Goodwill and Other Intangible Assets" by the Financial Accounting Standards Board, on the first day of the fourth quarter of each year or as conditions warrant. As such, during the three months ended June 30, 2003:

     o as a result of changes in the media conversion business, the Company performed an impairment analysis of the recorded goodwill for that business segment, and, as a result, recorded a loss on the impairment of goodwill of $2.8 million at June 30, 2003.

     o in April 2003, as a result of the sale of the DIVArchive Medical component, the Company performed an impairment analysis of the remaining DIVArchive goodwill and intellectual property and determined that no impairment of the assets was warranted.

         LOSS ON IMPAIRMENT OF INTELLECTUAL PROPERTY. As a result of changes in the media conversion business and in conjunction with the SFAS No. 142 analysis, the Company recorded an impairment change of $362,000 on intellectual property consistent with SFAS No. 144.

         INTEREST EXPENSE. Interest expense was $209,000 for the three months ended June 30, 2003 compared to $13,000 for the three months ended June 30, 2002. Interest expense for the three months ended June 30, 2003 included non-cash interest charges aggregating $185,000, including a non-cash interest charge of $141,000 related to the amortization of debt discount on the Company's unsecured convertible notes, $39,000 of non-cash interest expense related to the induced conversion of debt and non-cash interest expense of $5,000 related to amortization of non-cash financing costs.

         LOSS FROM CONTINUING OPERATIONS. For the three months ended June 30, 2003, the Company reported a loss from continuing operations of $3.5 million compared to a loss from continuing operations of $0.7 million for the three months ended June 30, 2002. Included in the loss for the three months ended June 30, 2003 was a loss on the impairment of goodwill and intellectual property of $3.3 million.

         LOSS FROM DISCONTINUED OPERATIONS. For the three months ended June 30, 2003, the Company reported a $314,000 loss from discontinued operations of its DIVArchive Medical component.

         GAIN ON SALE OF DIVARCHIVE MEDICAL BUSINESS. For the three months ended June 30, 2003, the Company reported a gain on the sale of its DIVArchive Medical component of $587,000.

         NET LOSS. For the three months ended June 30, 2003, the Company reported a net loss of $3.2 million, or ($.08) per share, compared to a net loss of $.7 million, or ($.03) per share, for the three months ended June 30, 2002. Included in the loss for the three months ended June 30, 2003 was a loss on the impairment of goodwill and intellectual property of $3.3 million, a loss from discontinued operations of $314,000 and a gain on the sale of discontinued operations of $587,000.

RESULTS OF CONTINUING OPERATIONS - Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

         REVENUE. Total revenue for the six months ended June 30, 2003 increased $3.3 million to $4.3 million, compared to total revenue of $1.0 million for the six months ended June 30, 2002. This increase in revenue was attributable to significantly higher revenue generated from the media conversion business segment ($3.1 million in segment revenue for the six months ended June 30, 2003 as compared to $0.8 million for the prior year period) and additional revenue generated in the software and related services business segment from DIVArchive broadcast sales, totaling $0.7 million for the six months ended June 30, 2003 (the DIVArchive revenues excluded DIVArchive

Medical revenue of $240,000 for the six months ended June 30, 2003, which has been accounted for as a discontinued operation). Revenue generated in the software and related services business segment in the United States increased approximately $0.3 million for the six months ended June 30, 2003. Service revenues totaled $3.4 million, or 78% of total revenues, for the six months ended June 30, 2003 as compared to $.8 million or 80% of total revenues, for the six months ended June 30, 2002. For the six months ended June 30, 2003, $0.9 million, or 22% of total revenue, was attributable to sales of software and related products as compared to $.2 million, or 20% of total revenue, for the six months ended June 30, 2002.

         GROSS MARGIN. Total gross margin was $3.3 million, or 77% of total revenue, for the six months ended June 30, 2003 compared to $.7 million, or 68% of total revenue, for the six months ended June 30, 2002. This increase was attributable to the increased revenues discussed above and the timely delivery of services to customers. In addition, revenues scaled to a level whereby the direct costs of operations were supported, unlike in the prior year period during which revenue was marginally able to cover cost of sales. For the six months ended June 30, 2003, sales of software and related products resulted in gross margins of 69% and the provision of data and media conversion services resulted in gross margins of 80%. For the six months ended June 30, 2002, sales of software and related products resulted in gross margins of 87% and the provision of data and media conversion services resulted in gross margins of 63%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2003 were $2.2 million, as compared to $1.7 million for the six months ended June 30, 2002. Selling, general and administrative expenses for the six months ended June 30, 2003 consisted primarily of $986,000 for salaries and related benefits for employees not directly related to the production of revenue, $493,000 in professional and consulting fees, $157,000 for travel, $188,000 of facilities costs, $50,000 for bad debt expense, and $291,000 for general office expenses. Selling, general and administrative expenses for the six months ended June 30, 2002 consisted primarily of $741,000 for salaries and related benefits for employees not directly related to the production of revenue, $537,000 in professional fees, $73,000 for travel, $118,000 of facilities costs, and $191,000 for general office expenses.

         RESEARCH AND DEVELOPMENT. As discussed above, the Company maintains a software development staff that designs and develops the Company's new products and services. Research and development expenses for the six months ended June 30, 2003 were $43,000 compared to $219,000 for the six months ended June 30, 2002. The decrease in expense in 2003 is directly related to the increase in projects which will provide future benefit to the company and have passed the point of technological feasibility. As a result, significantly more of the Company's costs of its research and development efforts are being capitalized as software development costs and amortized to expense over a three-year period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $698,000 for the six months ended June 30, 2003 compared to $424,000 for the six months ended June 30, 2002. Amortization expense primarily consisted of amortization of intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. The increase in depreciation and amortization expenses resulted from the inclusion in the current period of such expenses for MSI France, which was acquired in August 2002.

         OPERATING INCOME. For the six months ended June 30, 2003, operating income totaled $0.4 million as compared to an operating loss of $1.6 million for the six months ended June 30, 2003. The increase in operating income was primarily due to the increased revenues from the media conversion business segment and sales from the Company's DIVArchive broadcast solutions.

         INTEREST EXPENSE. Interest expense was $362,000 for the six months ended June 30, 2003 compared to $18,000 for the six months ended June 30, 2002. Interest expense for the six months ended June 30, 2003 included non-cash interest charges aggregating $324,000, including a non-cash interest charge of $266,000 related to the amortization of debt discount on the Company's convertible note instruments, $39,000 of non-cash interest expense related to the induced conversion of debt and non-cash interest expense of $19,000 related to amortization of non-cash financing costs.

         LOSS FROM CONTINUING OPERATIONS. For the six months ended June 30, 2003, the Company reported a loss from continuing operations of $3.3 million as compared to a loss from operations of $1.6 million for the six months ended June 30, 2002. Included in the loss for the three months ended June 30, 2003 was a loss on the impairment of goodwill and intellectual property of $3.3 million, as discussed above.

         NET LOSS. For the six months ended June 30, 2003, the Company reported a net loss of $3.5 million, or ($.10) per share, compared to a net loss of $1.6 million, or ($.06) per share, for the six months ended June 30, 2002. Included in the loss for the three months ended June 30, 2003 was a loss on the impairment of goodwill and intellectual property of $3.3 million, a loss from discontinued operations of $751,000 and a gain on the sale of discontinued operations of $587,000.

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. The Company conducts business in various countries outside the United States in which the functional currency of the country is not the U.S. dollar. As a result, the Company has foreign currency exchange translation exposure as the results of these foreign operations are translated into U.S. dollars in its consolidated financial statements. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. While the Company looks for opportunities to reduce its exposure to foreign currency fluctuations against the U.S. dollar, at this point the Company has not had adequate financial resources to pursue hedging opportunities generally. At June 30, 2003, the Company reported a translation loss of $33,623 as a component of Comprehensive Loss. The Company is also subject to foreign exchange transaction exposure when its subsidiaries transact business in a currency other than its own functional currency. These transactions are infrequent and have not had a significant effect on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         On April 15, 2003, the Company issued $990,000 aggregate principal amount of unsecured convertible notes. Proceeds to the Company from the issuance of these notes included the following: $645,000 cash proceeds received by the Company; the retirement of $250,000 principal balance of the former secured convertible notes that matured on March 31, 2003 (the remaining $250,000 principal and accrued interest was converted into common stock in accordance with the terms of the convertible secured note); and the conversion of $95,000 in current liabilities. The convertible notes bear interest at the rate of 8% per annum and mature on September 30, 2004. Principal and accrued interest are payable at maturity. The convertible notes are convertible at any time at the option of the note holders into shares of common stock of the Company at a conversion price of $.042 per share, subject to certain anti-dilution adjustments. The convertible notes may be prepaid by the Company at any time without penalty. In the event of a prepayment by the Company, or upon payment of principal and interest at maturity, the Company will be required to issue to the holders of such notes five-year common stock purchase warrants pursuant to which the holders of the warrants will have the right to purchase a number of shares of common stock of the Company equal to 5,500 shares for each $1,000 of principal balance repaid, at a purchase price of $0.10 per share, subject to certain anti-dilution adjustments. The purchase agreement relating to the convertible notes contains restrictions that, among others, prohibit the Company from issuing new debt, making capital expenditures in excess of specified amounts, paying dividends on the common stock or granting security interests in assets without the consent of note holders owning a majority in principal amount of the outstanding notes.

         In April 2003, the holders of the $500,000 aggregate principal amount of convertible secured notes converted the remaining $250,000 of the outstanding principal ($250,000 of principal was converted into the unsecured convertible notes described above) and 100% of the accrued interest into 6,785,715 shares of common stock of the Company pursuant to the conversion terms of the convertible secured notes. In connection with this conversion, the Company recorded $39,000 in non-cash interest expense related to the value of the induced conversion of the debt.

         During the three months ended June 30, 2003, the Company successfully restructured the following: (i) $530,000 of current liabilities to a single vendor to be payable over a five-year period, with interest at the rate of 5% per annum. Principal payments under the agreement are fixed for the first year at $100,000 per year. Remaining payments are subject to certain acceleration clauses based upon working capital levels and capital raised. In connection with this agreement, the Company will issue warrants to purchase up to 500,000 shares of common stock at a price per share of $0.10 to the vendor and (ii) a $150,000 note payable and accrued interest which was due in full on June 30, 2003 into a new note that is payable over 12 months and matures on May 1, 2004. The note is payable in equal monthly installments beginning May 1, 2003 and carries an annual interest rate of 9% per annum. Accrued interest is payable at maturity. In connection with this agreement, the Company issued to the noteholder warrants to purchase up to 100,000 shares of common stock at a price per share of $0.10. The fair value of these warrants amounted to $10,000 and was recorded as a discount to the note and is being amortized to interest expense over the note term of one year.

         On April 23,  2003,  the  Company  sold to Eastman  Kodak  Company  the
Company's intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak paid the Company $800,000, will pay the Company a final payment of $50,000 upon completion of the transition process and has offered employment to substantially all of the Company's personnel associated with the transferred assets and assumed certain software support obligations to the Company's existing DIVArchive customers in the medical industry.

         As a result of the issuance of the convertible notes in April 2003, at June 30, 2003, on a diluted basis in accordance with generally accepted account principles, the Company had authorized the issuance of a number of shares of common stock that exceeded its authorized 50 million common shares. The Company expects to remedy this through a shareholder vote prior to year end.

         As of June 30, 2003, the Company had liquid assets (unrestricted cash and cash equivalents and accounts receivable) of $2.5 million and current assets of $3.0 million. Current liabilities of $3.4 million at June 30, 2003 consisted of $0.8 million of accounts payable; $1.1 million of accrued expenses; $705,000 of accrued expenses to employees; $367,000 of deferred revenue, which consisted of progress payments received on engagements currently in progress; $403,000 of current portion of notes payable and $3,000 of current lease liability. The Company's working capital deficit was $0.4 million as of June 30 2003 for the reasons described above.

         The  Company  used net cash of $0.9  million  in  operating  activities during the six months ended June 30, 2003 and used net cash of $0.9 million in operating activities during the six months ended June 30, 2002, primarily as a result of the net loss incurred during the 2002 period. In 2003, cash used in operating activities was primarily driven by the loss for the period, adjusted for a $3.3 million non-cash charge on the impairment of goodwill and intellectual property, and offset by significant payments of liabilities not related to the ongoing operating expenses, significant decrease in deferred revenues largely due to the recognition of revenues in 2003 which were deferred at December 31, 2002, and an increase in accounts receivable due to a slight slowdown in collections on certain contracts due to them reaching completion and reconciling. The Company expects to fully collect the balance of accounts receivable at June 30, 2003.

         The Company used net cash of $316,000 in discontinued operations during the six months ended June 30, 2003.

         During the six months ended June 30, 2003, the Company provided $602,000 from investing activities, of which $87,000 was used for capital expenditures and $151,000 was used for the development of the Company's suite of video software solutions, offset by proceeds of $800,000 from the sale of the DIVArchive Medical operations and proceeds of $40,000 from the sale of fixed assets. During the six months ended June 30, 2002, the Company used $94,000 in investing activities, of which $50,000 was used for capital expenditures and $44,000 was used for the development of the Company's suite of video software solutions.

         The Company provided $576,000 from financing activities during the six months ended June 30, 2003, which consisted of $645,000 in proceeds from the issuance in April 2003 of notes payable, offset by principal repayments made on notes payable and capital leases of $69,000. During the six months ended June 30, 2002, financing activities provided $650,000, which consisted of $600,000 of borrowings on notes payable and $50,000 of proceeds from the issuance of 400,000 shares of unregistered common stock to an individual investor.

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

         The Company expects that anticipated cash flow from operations combined with its cash and cash equivalents at August 14, 2003 will be sufficient to operate for at least the next 12 months. However, continued operating losses and the early stage of the Company's business, as well as potential changes in the business and competitive environment, continue to present a significant risk to the Company's long-term success. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

On or about March 21, 2003, Giancarlo Gaggero, a former employee of the Company, and Data Strategies International, Inc., a company owned and controlled by Mr. Gaggero, filed a suit against the Company in the District Court of Harris County, Texas alleging breach by the Company of an asset purchase and related agreements between Data Strategies and the Company and breach by the Company of an employment agreement between Mr. Gaggero and the Company. Mr. Gaggero's employment with the Company was terminated on March 5, 2003. The plaintiffs seek monetary damages of approximately $253,000 plus interest and costs and a declaration that they are excused from performance under the agreements from and after January 2001. The Company responded to the complaint on April 17, 2003 and requested that the case be moved from state court to federal court jurisdiction. The Company believes certain of the claims are without merit, with respect to which the Company intends to defend the action vigorously, and is considering certain counterclaims against the plaintiffs in addition to the action taken by the Company described below. An outcome in this litigation that is adverse to the Company, costs associated with defending the lawsuit and the diversion of management's time and resources to defend the lawsuit could seriously harm the Company's business and its financial condition. On July 30, 2003, the Company filed suit in the District Court of Denton County, Texas against Mr. Gaggero and one of his associates seeking damages relating to claims of defamation and business disparagement, tortious interference with business relations, breach of fiduciary duty and breach of contract.

In addition to the proceeding described above, the Company is involved in certain other disputes that arise in the ordinary course of business. The Company believes that no current dispute will have a material adverse effect on its financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In April 2003, the Company issued $645,000 aggregate principal amount of 8% unsecured convertible promissory notes (the "8% Notes") to a group of investors primarily consisting of existing shareholders and management. See Note 3 in the Notes to Consolidated Financial Statements and Item 2. Management's Discussion and Analysis or Plan of Operations for further information.

In April 2003, $250,000 aggregate principal amount of outstanding convertible notes and all accrued interest were converted into 6,785,715 shares of common stock and the remaining $250,000 principal amount of the outstanding convertible notes was exchanged for 8% Notes. See Note 3 in the Notes to Consolidated Financial Statements and Item 2. Management's Discussion and Analysis or Plan of Operations for further information.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

                  The following exhibits are filed herewith:

         (a)      Exhibits

                  10.1 Employment Agreement dated as of June 1, 2003 between the Company and Michael Knaisch.

                  10.2 Employment Agreement dated as of June 1, 2003 between the Company and Matthew Richman.

                  31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Current Reports on Form 8-K or 8-K/A

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 19, 2003            FRONT PORCH DIGITAL INC.

                                   By: /s/ MICHAEL KNAISCH
                                       -----------------------------
                                       Michael Knaisch
                                       Chief Executive Officer
                                   (principal executive officer)


                                   By: /s/ MATTHEW RICHMAN
                                       -----------------------------
                                       Matthew Richman
                                       Chief Financial Officer and Treasurer
                                   (principal financial and accounting officer)

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Michael Knaisch, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Front Porch Digital Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                           By: /s/ MICHAEL KNAISCH
                                               ----------------------
                                               Name:  Michael Knaisch
                                               Title: Chief Executive Officer

August 19, 2003

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Matthew Richman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Front Porch Digital Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                         By: /s/ MATTHEW RICHMAN
                                             ----------------------
                                             Name:  Matthew Richman
                                             Title: Chief Financial Officer

August 19, 2003