Form 10QSB
period 2003-09-30
FRONT PORCH DIGITAL INC
filed 2003-11-18
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.


                        Commission File Number 333-16031


                            FRONT PORCH DIGITAL, INC.
                            -------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 2003, 41,615,648 shares of the issuer's common stock, par value $.001, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION


                            FRONT PORCH DIGITAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                              September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents                                          $    414,576
Restricted cash                                                          90,533
Accounts receivable - trade & other, net of allowance of $30,200
Non-affiliates                                                        1,058,041
Affiliates                                                               52,637
Other current assets                                                    254,076
                                                                   ------------
Total current assets                                                  1,869,863


Property and equipment, net                                             558,346

Software development costs, net                                         346,901

Software and intellectual property, net
of accumulated amortization of $886,625                                 950,172

Excess cost over fair value of net assets acquired, net
of accumulated amortization of $949,778                               1,182,289

Other assets                                                             57,025
                                                                   ------------
Total assets                                                       $  4,964,596
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable                                   $    574,476
Current portion of other long-term liability                            100,000
Current portion of capitalized lease obligation                          38,132
Accounts payable                                                        987,567
Accrued expenses                                                        941,719
Accrued expenses - employees                                            680,088
Deferred revenue                                                        104,413
                                                                   ------------
Total current liabilities                                             3,426,395

Notes payable, net of current portion                                   573,963
Other long-term liability, net of current portion                       397,318
Capitalized lease obligation, net of current portion                     51,630
                                                                   ------------

Total liabilities                                                     4,449,306
                                                                   ------------

Stockholders' equity:
Preferred stock, nonvoting, $.001 par value, 5,000,000 shares
    authorized, none issued or outstanding                                   --
Common stock, $.001 par value, 50,000,000 shares authorized,
   41,615,648 shares issued and outstanding                              41,616
Additional paid-in capital                                           25,367,404
Accumulated other comprehensive income                                   32,959
Accumulated deficit                                                 (24,926,689)
                                                                   ------------
Total stockholders' equity                                              515,290
                                                                   ------------

Total liabilities and stockholders' equity                         $  4,964,596
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                           FRONT PORCH DIGITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------------------------------
                                                              2003             2002              2003             2002
                                                          ----------------------------------------------------------------
Revenues:
  Products                                                $    537,817     $    550,781      $  1,468,089     $    757,237
  Services                                                     539,939          521,730         2,241,889        1,345,622
  Services - affiliate                                              --               --         1,660,214               --
                                                          ------------     ------------      ------------     ------------
Total revenue                                                1,077,756        1,072,511         5,370,192        2,102,859

Cost of revenue:
  Products                                                      55,014          220,019           155,198          300,228
  Services                                                     355,168          151,609         1,251,358          400,785
                                                          ------------     ------------      ------------     ------------
Total cost of revenue                                          410,182          371,628         1,406,556          701,013
                                                          ------------     ------------      ------------     ------------
Gross margin                                                   667,574          700,883         3,963,636        1,401,846

Selling, general and administrative                          1,191,276        1,057,774         3,348,678        2,719,259
Research and development                                        84,760          129,114           134,923          347,891
Depreciation                                                   203,693          278,569           606,469          584,761
Amortization                                                   121,112           60,073           413,184          177,931
Loss on impairment of goodwill and
  intellectual property                                             --               --         3,335,848               --
                                                          ------------     ------------      ------------     ------------
Total operating expenses                                     1,600,841        1,525,530         7,839,102        3,829,842

Operating loss                                                (933,267)        (824,647)       (3,875,466)      (2,427,996)

Other income (expense):
Interest income                                                    603            1,297             1,400            2,697
Interest expense                                              (205,371)        (144,049)         (571,235)        (161,987)
Other expense                                                  (98,200)              --           (88,328)              --
Foreign currency transaction loss                                4,899               --             1,662               --
                                                          ------------     ------------      ------------     ------------
Total other expense                                           (298,069)        (142,752)         (656,501)        (159,290)

Loss from continuing operations                             (1,231,336)        (967,399)       (4,531,967)      (2,587,286)

Loss on operations of discontinued operation                  (229,279)        (220,949)         (980,575)        (220,949)
Gain on sale of discontinued operation                              --               --           586,955               --
                                                          ------------     ------------      ------------     ------------

Loss from discontinued operations                              229,279          220,949           393,620          220,949
                                                          ------------     ------------      ------------     ------------

Net loss                                                  $ (1,460,615)    $ (1,188,348)     $ (4,925,587)    $ (2,808,235)
                                                          ============     ============      ============     ============
Weighted average shares outstanding - basic and diluted     41,615,648       29,886,714        37,806,128       27,565,231
Earnings per share - basic and diluted:

Loss from continuing operations                           $      (0.03)    $      (0.03)     $      (0.12)    $      (0.09)
Loss from discontinued operations                         $      (0.01)    $      (0.01)     $      (0.01)    $      (0.01)
                                                          ------------     ------------      ------------     ------------
Net loss                                                  $      (0.04)    $      (0.04)     $      (0.13)    $      (0.10)
                                                          ============     ============      ============     ============










     See accompanying notes to condensed consolidated financial statements.

                            FRONT PORCH DIGITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2003                2002
                                                                                ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $  (4,925,587)       $  (2,808,235)
Loss from discontinued operations                                                     980,575              220,949
Gain on sale of discontinued operations                                              (586,955)                --
                                                                                -------------        -------------
Loss from continuing operations                                                    (4,531,967)          (2,587,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization                                                         1,019,653              762,692
Non-cash interest expense                                                             506,794              125,000
Loss on impairment of goodwill and intellectual property                            3,335,848                 --
Non-cash issuance of common stock to employees and consultants                           --                392,387
Stock option compensation cost                                                          9,259              131,486
Gain on sale of fixed assets                                                           (9,951)                --
Changes in operating assets and liabilities:
Decrease in accounts receivable - affiliate                                           273,186                 --
Decrease in accounts receivable                                                        14,062               68,912
Decrease in deferred costs                                                             88,527                 --
Decrease in other current assets                                                      340,557              471,868
Decrease in other assets                                                               32,945                 --
Decrease in accounts payable                                                         (658,087)             (24,665)
(Decrease) increase in accrued expenses                                              (242,721)             303,226
Increase (decrease) in accrued expenses - employees                                   160,049             (179,993)
Decrease in deferred revenue                                                       (1,226,247)            (327,730)
Other changes in operating activities                                                    --                 86,257
                                                                                -------------        -------------
Net cash used in operating activities from continuing operations                     (888,093)            (777,846)
                                                                                -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                  (56,249)            (206,569)
Cash received from sale of discontinued operations                                    850,000                 --
Net cash acquired from ManagedStorage                                                    --                859,706
Software development costs                                                           (214,073)             (59,917)
Proceeds from sale of fixed assets                                                    154,850                 --
Other investing activities                                                               --                (14,988)
                                                                                -------------        -------------
Net cash provided by investing activities from continuing operations                  734,528              578,232
                                                                                -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                           645,000              600,000
Repayment of note payable and capital lease                                          (133,081)                --
Proceeds from issuance of common stock                                                   --                 50,000
                                                                                -------------        -------------
Net cash provided by financing activities from continuing operations                  511,919              650,000
                                                                                -------------        -------------

Net cash used in discontinued operations                                             (616,967)            (220,949)
                                                                                -------------        -------------
Effect of exchange rate fluctuations on cash and cash equivalents                     (44,442)                --
                                                                                -------------        -------------

Net (decrease) increase in cash and cash equivalents                                 (303,055)             229,437
Cash and cash equivalents, beginning of period                                        717,631              393,439
                                                                                -------------        -------------
Cash and cash equivalents, end of period                                        $     414,576        $     622,876
                                                                                =============        =============
SUPPLEMENTAL NONCASH DISCLOSURES
Non Cash financing activities
Conversion of convertible senior notes to shares of common stock                      250,000
Conversion of convertible senior notes into new unsecured convertible notes           250,000
Conversion of liabilities into new unsecured convertible notes                         95,000
                                                                                -------------
                                                                                $     595,000
                                                                                =============








     See accompanying notes to condensed consolidated financial statements.

                            FRONT PORCH DIGITAL, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Front Porch Digital, Inc. and its subsidiaries (the "Company") enables the conversion, preservation and management of analog and digital content, including text, images, audio, graphics, video and rich media. The Company develops proprietary software products and performs services that convert content into digital formats for subsequent storage and on-demand delivery in the same or other formats or digital platforms. The software, which is based on proprietary and patent-pending technology, enables a new paradigm in the way broadcasters, content owners and education and law enforcement personnel manage their workflow
- a shift from tape-oriented warehousing to a fully-digital, instant access automated archive.

The Company's customers are located in the United States, Canada, Europe and Asia.

The condensed consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred losses since commencement of operations in its current line of business. Although the Company's operating results have continued to improve in the first nine months of 2003, excluding the $3.3 million loss on impairment of goodwill and intellectual property, and the Company has improved its working capital position and liquidity during that period, there can be no assurance that the Company will not continue to sustain operating losses.

For the nine months ended September 30, 2003, the Company generated a net loss of $4.9 million. Excluding a charge of $3.3 million for the impairment of goodwill and intellectual property related to the Company's media services business and net losses from discontinued operations of $394,000, the net loss for the nine months ended September 30, 2003 was $1.2 million (as compared to a loss of $2.6 million in the prior year period, excluding net losses from discontinued operations of $221,000). Included in net loss for the period was a non-recurring gain on the sale of discontinued operations of $587,000 related to the sale of the Company's DIVArchive Medical business to Eastman Kodak Company ("Kodak"). For the nine months ended September 30, 2003, the Company generated negative cash flow from operating activities of continuing operations of $888,000.

For the three months ended September 30, 2003, the Company generated a net loss of $1.5 million. Excluding the net loss from discontinued operations of $229,000, the Company generated a net loss from continuing operations for the three months ended September 30, 2003 of $1.2 million (as compared to a loss of $1.0 million in the prior year period excluding net losses from discontinued operations of 221,000). The Company generated positive cash flow from operating activities of continuing operations for the three months ended September 30, 2003

                            FRONT PORCH DIGITAL, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


of $44,000. In addition, at September 30, 2003, the Company had a working capital deficit of $1,557,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During the third quarter of 2003, management continued implementing a restructuring of the operations of the Company that included reorganizing the personnel of the Company, reducing headcount, reducing non-essential operating costs and refocusing the Company's business strategy, products and services. As of November 13, 2003, this restructuring and refocusing has been completed, and management believes the Company's current operating cost levels are adequate and appropriate to support its operations and working capital needs. The Company is continuing to focus on the expansion of its DIVArchive and transcoding broadcast operations in the United States and has hired 11 additional personnel in its New Jersey and Colorado operations and sales facilities. In addition, the Company is continuing to develop its DIVArchive business through its Toulouse, France operations. As a result, operating costs have increased in these areas and offset the cost reductions achieved by the Company in exiting the DIVArchive Medical business and in other areas. Overall, operating costs are at approximately the same levels as in the second quarter of 2003 and slightly lower than the comparable quarter of 2002, excluding the charge for the impairment of goodwill and intellectual property recorded in the second quarter. In addition, during the third quarter of 2003, the Company incurred certain non-recurring operating costs related to legal services (which were approximately twice the typical level) and recruiting/advertising fees for the staffing additions described above (which were largely completed during the third quarter). The Company believes that at its current staffing levels it is adequately staffed to deploy its DIVArchive and transcoding products in its target markets and that its current cost levels can support a sustained level of revenue to support its business operations in the future. However, there can be no assurance that the Company will be successful in continuing to generate new revenues and cash flows to support these costs or to continue as a going concern.

In April and May 2003, the Company secured additional capital through the sale of convertible notes, restructured certain liabilities and sold its DIVArchive Medical operations to Kodak for $850,000 in cash and the transfer of certain liabilities and operations. The sale of the DIVArchive Medical operations to Kodak and the operations of that business have been accounted for as discontinued operations. As a result, the operating results of the DIVArchive Medical operations are excluded from operating loss and loss from continuing operations and are reported as separate line item components for the three and nine months ended September 30, 2003 and 2002.

                            FRONT PORCH DIGITAL, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal and recurring nature. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2003.

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

The Company allocates revenue to each component of a contract based on objective evidence of its fair value, as established by management. Because licensing of the software generally is not dependent on the professional services portions of the contract, the software revenue is recognized upon delivery. Fees for maintenance agreements are recognized ratably over the term of the agreement. Maintenance is generally billed in advance, which results in deferred revenues.

The Company provides software-related professional services. Services are generally provided on a time and materials basis and revenue is recognized as the services are provided.

                            FRONT PORCH DIGITAL, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

Revenue under service contracts is recognized when services have been performed and accepted, or on the proportional-performance method of accounting, depending on the nature of the project. The extent of progress toward completion under the proportional-performance method of accounting is measured by using the number of sites and/or units under the contract that have been completed and the progress toward completion of batches in progress at period end.

STOCK-BASED COMPENSATION

The Company has elected to follow the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. The effect of applying the fair value method pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based
Compensation" to the Company's stock-based awards is disclosed in the table below. Pro forma results of operations may not be representative of the effects on reported or pro forma results of operations for future periods.

                                                            THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                                2003               2002             2003                2002
PRO FORMA NET LOSS:
Net loss, as reported                                       $(1,460,615)       $(1,188,348)      $(4,925,587)      $(2,808,235)
Add: Stock based employee compensation expense
  included in net loss                                              -               63,000            10,000           194,000
Deduct: Total stock based employee compensation expense
  determined under fair value based method for all
  awards                                                       (112,785)          (256,949)         (338,354)         (770,848)
                                                            -----------        -----------       -----------       -----------
Pro forma net loss                                          $(1,573,400)       $(1,382,297)      $(5,253,941)      $(3,385,083)
                                                            ===========        ===========       ===========       ===========

PRO FORMA LOSS PER SHARE:

Loss per share - basic and diluted, as reported             $     (0.04)       $     (0.04)      $     (0.13)      $     (0.10)
                                                            -----------        -----------       -----------       -----------

Pro forma loss per share - basic and diluted                $     (0.04)       $     (0.05)      $     (0.14)      $     (0.12)
                                                            -----------        -----------       -----------       -----------

Weighted average shares outstanding - basic and diluted      41,615,648         29,886,714        37,806,128        27,565,231

The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method and records expense based on the values determined.

FOREIGN  CURRENCY  TRANSLATION AND  TRANSACTIONS.

The Company conducts business in various countries outside the United States in which the functional currency of the country is not the U.S. dollar. As a result, the Company has foreign currency exchange translation exposure as the results of these foreign operations are translated into U.S. dollars in its consolidated financial statements. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. While the Company looks for opportunities to reduce its exposure to foreign currency fluctuations against the U.S. dollar, at this point the Company has not had adequate financial resources to pursue hedging opportunities generally. At September 30, 2003, the Company reported a translation gain of $32,959 as a component of Comprehensive Income. The Company is also subject to foreign exchange transaction exposure when its subsidiaries transact business in a currency other than its own functional currency. These transactions are infrequent and have not had a significant effect on the consolidated financial statements. For the three and nine months ended September 30, 2003 and 2002, the Company reported the following components of comprehensive loss:

                                            THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                2003               2002             2003                2002
Net loss                                    $(1,460,615)       $(1,188,348)      $(4,925,587)      $(2,808,235)
Change in cumulative foreign
  currency translation adjustment                   664                -              35,746               -
                                            -----------        -----------       -----------       -----------
Comprehensive loss                          $(1,459,951)       $(1,188,348)      $(4,889,841)      $(2,808,235)
                                            ===========        ===========       ===========       ===========

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts and balances to conform to the 2003 presentation.

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based

                            FRONT PORCH DIGITAL, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted SFAS No. 148 in its accounting for stock-based compensation. However, the Company has updated its disclosures to conform to the pronouncement.

In January  2003,  the FASB  issued  Interpretation  No. 46,  "Consolidation  of
Variable Interest Entities". This interpretation addresses consolidation by business enterprises of variable interest entities. The interpretation is not expected to have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on the Company's financial condition or results of operations.

3.   NOTES PAYABLE

At September 30, 2003, notes payable consisted of:

$93,333 of an unsecured note payable that bears interest at 9% per annum. In September 2002, the Company recapitalized the outstanding balance and accrued interest of an existing unsecured note payable. The new principal amount of $246,500 included the original principal balance of $200,000 plus accrued interest of $46,500. The note was payable in an initial payment of $45,000, and equal monthly installments of $25,000 through June 1, 2003, with a final payment of $8,647 on July 1, 2003. At December 31, 2002, the remaining principal balance on this note was $150,000. Effective April 30, 2003, the Company restructured the $150,000 remaining principal balance on the note payable and accrued interest that was due in full on July 1, 2003 into a new note that is payable over 12 months and matures on May 1, 2004. The note is payable in equal monthly installments that began on May 1, 2003 and carries an annual interest rate of 9% per annum. Accrued interest is payable at maturity. In connection with this agreement, the Company issued to the noteholder warrants to purchase up to 100,000 shares of common stock at a price per share of $0.10. The fair value of these warrants amounted to $10,000 and was recorded as a discount to the note and is being amortized to interest expense over the note term of one year.

$744,000 of an unsecured non-interest bearing note payable to an employee.  This note is payable based on a percentage of revenue of certain operations of the Company, ranging between 2% and 3% per year, to be payable in full no later than December 31, 2004. In the event the Company exits the media conversion business prior to December 31, 2004, the remaining balance of this note is payable on demand. The Company has estimated that $170,000 will be payable on this note in the next 12 months; and

                            FRONT PORCH DIGITAL, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

$990,000 aggregate principal amount of unsecured convertible notes that were issued in April 2003. The notes contain a beneficial conversion feature as the notes include certain anti-dilution protection and rights, and are convertible into Company Common Stock at a price significantly below the then current market price. The Company allocated $990,000 of the value received to this beneficial conversion feature, which has been recorded as a debt discount and is being amortized to interest expense over the term of the debt. The Company recorded non-cash interest expense related to debt discount of $311,000 during the nine months ended September 30, 2003. Proceeds from the issuance of these notes included: $645,000 cash proceeds received by the Company; retirement of $250,000 principal balance of the former secured convertible notes that matured on March 31, 2003 (the remaining $250,000 principal and accrued interest was converted into Company Common Stock in accordance with the terms of the convertible secured note); and the conversion of $95,000 in current liabilities.

The convertible notes bear interest at the rate of 8% per annum and mature on September 30, 2004. Principal and accrued interest are payable at maturity. The convertible notes are convertible at any time at the option of the note holders into shares of Company Common Stock at a conversion price of $.042 per share, subject to certain anti-dilution adjustments. The convertible notes may be prepaid by the Company at any time without penalty. In the event of a prepayment by the Company, or upon payment of principal and interest at maturity, the Company will be required to issue to the holders of such notes five-year common stock purchase warrants to purchase a number of shares of Company Common Stock equal to 5,500 shares for each $1,000 of principal balance repaid, at a purchase price of $0.10 per share, subject to certain anti-dilution adjustments. The purchase agreement relating to the convertible notes contains restrictions that, among others, prohibit the Company from issuing new debt, making capital expenditures in excess of specified amounts, paying dividends on common stock or granting security interests in assets without the consent of note holders owning a majority in principal amount of the outstanding convertible notes.

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

4.   SALE OF DIVARCHIVE MEDICAL OPERATIONS

On April 23, 2003, the Company sold to Kodak the Company's intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with

                            FRONT PORCH DIGITAL, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


such sale, Kodak paid the Company $850,000, employed substantially all of the Company's personnel associated with the transferred assets and assumed certain software support obligations to the Company's existing DIVArchive customers in the medical industry. The Company recorded a gain on the sale of $587,000. Subsequent to the sale, Kodak and the Company entered into certain other arrangements that resulted in Kodak assuming much of the operating facility space and equipment located in Toulouse, France. These actions and certain other costs incurred in the third quarter related to the closure of this operation have been classified as a loss from discontinued operations. The loss from operations of discontinued operations was $229,000 and $981,000 for the three and nine months ended September 30, 2003, respectively.

The DIVArchive Medical component is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of operations and cash flows of the DIVArchive Medical operations have been removed from the Company's results of continuing operations for all periods presented. All related disclosures have also been adjusted to reflect the discontinued operation. Summarized selected financial information from discontinued operations for the three and nine months ended September 30, 2003 (excluding the net gain) is as follows:

RESULTS OF OPERATIONS - DIVARCHIVE MEDICAL OPERATIONS:

                                                                   SEPTEMBER 30, 2003
                                                                   -------------------
                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         ------------------     -----------------
          Revenues                                         $     3,000              $   243,000
                                                           ===========              ===========
          Gross margin                                     $    18,000              $    65,000

          Operating costs                                     (247,000)              (1,046,000)
                                                           -----------              -----------
          Loss from DIVArchive Medical operations          $  (229,000)             $  (981,000)
                                                           ===========              ===========

Summarized components of the gain on the sale of the DIVArchive Medical component were as follows:

          Cash received                                    $   850,000

          Liabilities transferred                              138,000

          Intellectual property and goodwill sold             (401,000)
                                                           -----------
          Gain on sale of DIVArchive Medical component     $   587,000
                                                           ===========

                            FRONT PORCH DIGITAL, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


As a result of the sale of the DIVArchive Medical component, in April 2003, the Company performed an impairment analysis of the remaining DIVArchive goodwill and intellectual property that was not sold in the transaction and determined that no charge for impairment of the assets was warranted.

5. LOSS ON IMPAIRMENT OF GOODWILL AND INTELLECTUAL PROPERTY - MEDIA SERVICES SEGMENT

As a result of changes in the business environment, at June 30, 2003, the Company recorded a loss of $3.3 million on the impairment of goodwill and intellectual property related to the Company's media services segment to reflect the fair value of the business based upon a valuation analysis using discounted future cash flows. This amount is included in operating income and loss from continuing operations in the statement of operations for the nine months ended September 30, 2003. Included in the loss is:

         Impairment of intellectual property               $    362,000

         Impairment of goodwill                               2,974,000
                                                           ------------
         Total impairment recorded                         $  3,336,000
                                                           ============

6.       CONCENTRATION OF CREDIT RISK

The Company sells its products and services throughout the United States, Canada, Europe and Asia. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the nine months ended September 30, 2003, revenues from two customers, each exceeding 10% of total revenue, aggregated 31% and 21%, respectively. At September 30, 2003, accounts receivable from the largest customer was $53,000, or 8% of total trade receivables. This customer is also a stockholder of the Company. The Company was a subcontractor for this customer/stockholder during 2002 and 2003, which beneficially owned approximately 13.5% of the Company's outstanding common stock as of November 13, 2003. In addition, accounts receivable from two other customers aggregated 21% and 11% of accounts receivable at September 30, 2003. For the nine months ended September 30, 2002, revenues from one customer exceeded 10% of total revenue, aggregating 41% of total revenue.

7.   PER SHARE DATA

The Company reports its earnings (loss) per share in accordance with the SFAS No. 128, "Accounting for Earnings Per Share". Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. For the three and nine months ended September 30, 2003 and 2002, shares from the assumed

                            FRONT PORCH DIGITAL, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


conversion of outstanding convertible notes, warrants and options are omitted from the computations of diluted earnings per share because the effect would be anti-dilutive. However, if the company was not in a loss position, 23,896,429 share equivalents from warrants, options and convertible notes would be considered dilutive shares.

8.   SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company's operations are segregated into two segments: media conversion services and software and related services. The Company operates these lines of business across the geographic areas of the United States, Europe, Canada and Asia-Pacific. Offices and facilities are located in Mount Laurel, New Jersey, Boulder, Colorado, Houston, Texas and Toulouse, France. The Company's lines of business are not completely integrated into all locations and therefore the Company does not currently offer all solutions in all markets in which it is present. Current efforts are underway to integrate products and services across all markets served.

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

The media conversion business segment offers a comprehensive, integrated suite of enterprise data media solutions ("EDMS") that can help customers ensure information preservation, reduce costs and improve productivity without compromising the security and integrity of their stored information. The Company's EDMS group has performed professional services for over 600 customers worldwide in industries that include banking and finance, power utility, petroleum, pharmaceutical and government. All services offered by the EDMS group are performed offline utilizing the Company's proprietary software and stand-alone hardware devices, at either the customer site or one of the Company's secure delivery facilities. These services can be performed for any applicable optical and/or tape media type and format. Components of the currently available offerings include tape copy and conversion, tape volume management, tape data assurance, and archive generation and conversion.

                            FRONT PORCH DIGITAL, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


Revenues, margins and operating expenses of the Company's lines of business are evaluated by management. The Company does not measure assets by lines of business as assets generally are not distinctive to a particular line of business and are not fundamental in assessing segment performance. Capital expenditures are managed by segment, but only for purposes of budgeting and cash flow management. General overhead expenses are included completely in the software and services business segment as the media conversion segment has been and continues to be an easily definable, separate, stand-alone business - no allocations of such costs are made as allocated indirect costs are not considered in the management of the business segments. All direct and indirect costs associated with a segment are reported within that segment. Summarized operations of each of the Company's operating segments in the aggregate for the three and nine months ended September 30, 2003 and 2002, are as follows:

                                  MEDIA CONVERSION                      SOFTWARE AND SERVICES
                                  ----------------                      ---------------------
                            Three Months Ended September 30,      Three Months Ended September 30,
                            --------------------------------      --------------------------------
                               2003                  2002            2003                 2002
                               ----                  ----            ----                 ----
Revenues                     $362,000             $546,000         $716,000             $527,000
Gross margin                  224,000              253,000          444,000              448,000
Gross margin %                    62%                  46%              62%                  85%
Operating income (loss)        45,000               27,000         (978,000)            (852,000)

                                  MEDIA CONVERSION                      SOFTWARE AND SERVICES
                                  ----------------                      ---------------------
                           Nine Months Ended September 30,          Nine Months Ended September 30,
                           -------------------------------          -------------------------------
                               2003                  2002            2003                 2002
                               ----                  ----            ----                 ----
Revenues                   $3,418,000           $1,361,000       $1,952,000             $742,000
Gross margin                2,677,000              767,000        1,287,000              635,000
Gross margin %                    78%                  56%              66%                  86%
Operating loss            (1,169,000)              (27,000)      (2,706,000)          (2,401,000)

At June 30, 2003, the Company recorded a loss of $3.3 million on the impairment of goodwill and intellectual property related to the media services segment to reflect the decrease in the fair value of the goodwill. The impairment charge is included in operating income (loss) above and included in loss from continuing operations in the statement of operations for the nine months ended September 30, 2003.

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

OVERVIEW

The Company enables the conversion, preservation and management of analog and digital content, including text, images, audio, graphics, video and rich media. The Company develops proprietary software products and performs services that convert content into digital formats for subsequent storage and on-demand delivery in the same or other formats or digital platforms. The software, which is based on proprietary and patent-pending technology, enables a new paradigm in the way broadcasters, content owners and education and law enforcement personnel manage their workflow - a shift from tape-oriented warehousing to a fully-digital, instant access automated archive. With additional expertise in providing onsite, offline data management services for tape and optical assets, the Company believes it is uniquely positioned to enable clients to preserve, protect and manage information assets. The Company's customers are located in the United States, Canada, Europe and Asia.

The Company is in the early stages of executing its business strategy and anticipates generating revenues from the sale of its software products and services targeted toward the broadcast, media and entertainment industry during the next 12 months. This expansion is contingent upon several factors, including the availability of adequate cash resources, the price of its products and services relative to those of its competitors, and general economic and business conditions, among other factors.

During the third quarter of 2003, management continued implementing a restructuring of the operations of the Company that included reorganizing the personnel of the Company, reducing headcount, reducing non-essential operating costs and refocusing the Company's business strategy, products and services. As of November 13, 2003, this restructuring and refocusing has been completed, and management believes the Company's operating cost levels are adequate and appropriate to support its operations and working capital needs. The Company is continuing to focus on the expansion of its DIVArchive and transcoding broadcast operations in the United States and has hired 11 additional personnel in its New Jersey and Colorado operations and sales facilities. These personnel are organized in the following areas: software development and operations (seven) (including one transfer from Toulouse, France office), sales and business development (one) (located in Los Angeles, CA), operations management (two) and one in administration. The Company is continuing to develop its business through its Toulouse, France operations as well. As a result, operating costs have increased in these areas and offset the cost reductions achieved by the Company in exiting the DIVA Medical business and in other areas. Overall, operating costs are approximately at the same levels as in the second quarter of 2003 and slightly lower than the comparable quarter of 2002, excluding the charge for the impairment of goodwill and intellectual property recorded in the second quarter. In addition, during the third quarter of 2003, the Company incurred certain non-recurring operating costs related to legal services (which were approximately twice the typical level) and recruiting/advertising fees for the staffing additions described above (which were largely completed during the third quarter). The Company believes that at its current staffing levels it is adequately staffed to deploy its DIVArchive and transcoding products in its target markets and that its current cost levels can support a sustained level of revenue to support the business operations in the future. However, there can be no assurance that the Company will be successful in continuing to generate new revenues and cash flows to support these costs and to continue as a going concern.

During the nine months ended September 30, 2003, the following significant events occurred:

      o On April 23, 2003, the Company sold to Eastman Kodak Company ("Kodak") the Company's intellectual property rights relating to its DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak paid the Company $850,000 and has employed substantially all of the Company's personnel associated with the transferred assets and assumed certain software support obligations to the Company's existing DIVArchive customers in the medical industry. The Company recorded a $587,000 gain on the sale in the nine months ended September 30, 2003. The operations of the DIVArchive Medical component have been accounted for as discontinued operations in the accompanying financial statements. Subsequent to the sale, Kodak and the Company entered into certain other arrangements that included Kodak assuming much of the operating facility space and equipment located in Toulouse, France. These actions and certain other costs incurred in the third quarter of 2003 related to closing of this operation have been classified as loss from operations of discontinued operations. The results of operations and cash flows for the DIVArchive Medical operations have been excluded from the Company's results of continuing operations for all periods presented. For the three and nine months ended September 30, 2003, the loss from operations for the DIVArchive Medical component was $229,000 and $981,000, respectively.

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

      o During the nine months ended September 30, 2003, the Company successfully restructured the following: (i) $530,000 of current liabilities to a single vendor to be payable over a five-year period, with interest at the rate of 5% per annum. Principal payments under the agreement are fixed for the first year at $100,000. Remaining payments are subject to certain acceleration clauses based upon working capital levels and capital raised. In connection with this agreement, the Company will issue to the vendor warrants to purchase up to 500,000 shares of common stock at a price per share of $0.10 and (ii) a $150,000 note payable and accrued interest which was due in full on July 1, 2003 into a new note that is payable over 12 months and matures on May 1, 2004. The note is payable in equal monthly installments which began on May 1, 2003 and carries an annual interest rate of 9% per annum. Accrued interest is payable at maturity. In connection with this agreement, the Company issued to the noteholder warrants to purchase up to 100,000 shares of common stock at a price per share of $0.10. The fair value of these warrants amounted to $10,000 and was recorded as a discount to the note and is being amortized to interest expense over the note term of one year.

      o At June 30, 2003, the Company recorded a non-recurring charge of $3.3 million for the impairment of goodwill and intellectual property related to the media services business segment.

The items described above demonstrate the Company's efforts to refocus its business on the broadcast space and specifically in the sale of the DIVArchive and transcoding products. The sale of the DIVArchive Medical business in the second quarter of 2003 and the loss on the impairment of the goodwill and intellectual property of the media services business segment are indicative of these efforts. The impairment of goodwill and intellectual property recorded in the media services business segment brought the intangible asset balances to a level that management believes properly reflects the fair value of the business segment. The sale of the DIVArchive Medical business component generated a gain for the Company and significantly reduced the operating costs in France to a more appropriate level relative to broadcast revenues.

At November 13, 2003, the Company had completed the restructuring and reorganization of its business and cost structure and the Company currently is transitioning its focus to the sale of software and services to the broadcast, media and entertainment industry. The Company has financed this restructuring and transition through the sale of the DIVA Medical business, cash proceeds of $645,000 from the issuance of a convertible note, cash flow from operations, and other financial restructuring activities. These items are more fully discussed below. The Company has secured significant new customer contracts for the delivery of software and services in the broadcast space that are expected to generate significant revenue at the end of 2003 and into 2004. These additional contracts, combined with its current cash and cash equivalents and aggressive cash management strategies, are expected to provide adequate working capital to enable the Company to sustain its business. The Company is also pursuing certain working capital arrangements to smooth the fluctuations in its cash flow resulting from the size of its customers and individual billing/collection amounts, as well as evaluating the availability of capital for more rapid expansion into the broadcast industry. However, there can be no assurance that the Company will be able to deliver the software required to generate the revenue and cash flow required to sustain the business and continue as a going concern, and there can be no assurance that additional capital will be available to the Company for continued expansion or to continue as a going concern.

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

RESULTS OF CONTINUING OPERATIONS - Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

         REVENUE. Total revenue for the three months ended September 30, 2003 remained constant at $1.1 million, compared to the three months ended September 30, 2002. This constant level of revenue was attributable to a decline in revenue from the media conversion business segment offset, in part, by the continued ramp up of revenue from software sales to the broadcast industry. Excluded from revenues for the three months ended September 30, 2003 and 2002 are revenues for the former DIVArchieve Medical business of $3,000 and $144,000, respectively. Revenues from the media conversion business segment decreased $184,000, or (34%), to $362,000 for the three months ended September 30, 2003 as compared to $546,000 for the prior year period. Revenues from the software and services business segment increased $189,000, or 36%, to $716,000 for the three months ended September 30, 2003 as compared to $527,000 for the prior year period.

         Service revenues totaled $540,000, or 50% of total revenues, for the three months ended September 30, 2003 as compared to $522,000, or 49% of total revenues, for the three months ended September 30, 2002. For the three months ended September 30, 2003, $538,000, or 50% of total revenue, was attributable to product revenues as compared to $551,000, or 51% of total revenue, for the three months ended September 30, 2002.

         GROSS MARGIN. Total gross margin was $668,000, or 62% of total revenue, for the three months ended September 30, 2003 compared to $701,000, or 65% of total revenue, for the three months ended September 30, 2002. This decrease was attributable to decreased revenues for the period and additional operating costs as a result of the additional staffing in the software and services business required to develop and deliver software and services related to new sales contracts. For the three months ended September 30, 2003, sales of software and related services to the broadcast industry resulted in gross margins of 62% and the provision of data and media conversion services resulted in gross margins of 62%. For the three months ended September 30, 2002, sales of software and related products resulted in gross margins of 85% and the provision of data and media conversion services resulted in gross margins of 46%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2003 were $1.2 million, as compared to $1.1 million for the three months ended September 30, 2002. The slight increase in expenses reflected a significant decrease in operating costs in certain business areas that was offset by cost increases, primarily related to additional staffing, in the software and services business segment. Selling, general and administrative expenses for the three months ended September 30, 2003 consisted primarily of $603,000 for salaries and related benefits for employees not directly related to the production of revenue, $259,000 in professional and consulting fees, $88,000 for travel, $87,000 of facilities costs, ($44,000) for bad debt expense (recovery), and $198,000 for general office expenses. Selling, general and administrative expenses for the three months ended September 30, 2002 consisted primarily of $612,000 for salaries and related benefits for employees not directly related to the production of revenue, $160,000 in professional fees, $60,000 for travel, $91,000 of facilities costs, and $135,000 for general office expenses.

         RESEARCH AND DEVELOPMENT. The Company maintains a software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. The Company continues to devote more resources to the development of its solutions that convert analog content to multiple digital formats, manage and reformat digital content on demand and archiving technologies and software tools and products that facilitate the conversion and migration of data from legacy media to current technology. Research and development expenses for the three months ended September 30, 2003 were $85,000 compared to $129,000 for the three months ended September 30, 2002. The decrease in expense in 2003 was directly related to a lower overall staffing level than in the prior period and an increase in projects that are expected to provide future benefit to the Company and have passed the point of technological feasibility. As a result, a larger percentage of the Company's research and development costs are being capitalized as software development costs and amortized to expense over a three-year period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $325,000 for the three months ended September 30, 2003 compared to $339,000 for the three months ended September 30, 2002. Amortization expense primarily consisted of amortization of intangible assets. Depreciation expense consisted of depreciation of furniture, equipment, software and improvements.

         OPERATING LOSS. For the three months ended September 30, 2003, the Company incurred an operating loss of $0.9 million as compared to an operating loss of $0.8 million for the three months ended September 30, 2002. The increase in operating loss was due to lower revenues for the period from its media conversion business segment, partially offset by lower operating costs in the period and increased revenues from the sale of archival and transcoding software and services to the broadcast industry.

         INTEREST EXPENSE. Interest expense was $205,000 for the three months ended September 30, 2003 compared to $144,000 for the three months ended

September 30, 2002. Interest expense for the three months ended September 30, 2003 included non-cash interest charges aggregating $179,000, including a non-cash interest charge of $170,000 related to the amortization of debt discount on the Company's unsecured convertible notes and $9,000 related to amortization of non-cash financing costs.

         LOSS FROM CONTINUING OPERATIONS. For the three months ended September 30, 2003, the Company reported a loss from continuing operations of $1.2 million compared to a loss from continuing operations of $1.0 million for the three months ended September 30, 2002.

         LOSS FROM DISCONTINUED OPERATIONS. For the three months ended September 30, 2003 and 2002, the Company reported a $229,000 and $221,000 loss from the discontinued operations of its former DIVArchive Medical component, respectively.

         NET LOSS. For the three months ended September 30, 2003, the Company reported a net loss of $1.5 million, or ($.04) per share, compared to a net loss of $1.2 million, or ($.04) per share, for the three months ended September 30, 2002.

RESULTS OF CONTINUING OPERATIONS - Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

         REVENUE. Total revenue for the nine months ended September 30, 2003 increased $3.3 million, or 155%, to $5.4 million, compared to total revenue of $2.1 million for the nine months ended September 30, 2002. This increase in revenue was attributable to significantly higher revenue generated from the media conversion business segment ($3.4 million in segment revenue for the nine months ended September 30, 2003 as compared to $1.4 million for the prior year period) and significantly higher revenue generated in the software and related services business segment from DIVArchive and Transcoding broadcast sales, totaling $2.0 million for the nine months ended September 30, 2003, as compared to $0.7 million for the nine months ended September 30, 2002 (the DIVArchive revenues excluded DIVArchive Medical revenue of $243,000 and $144,000 for the nine months ended September 30, 2003 and 2002, respectively, which has been accounted for as a discontinued operation). Revenue generated in the software and related services business segment in the United States increased approximately $0.3 million for the nine months ended September 30, 2003. Service revenues totaled $3.9 million, or 73% of total revenues, for the nine months ended September 30, 2003 as compared to $1.3 million, or 64% of total revenues, for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, $1.5 million, or 27% of total revenue, was attributable to sales of software and related products as compared to $0.8 million, or 36% of total revenue, for the nine months ended September 30, 2002.

         GROSS MARGIN. Total gross margin was $4.0 million, or 74% of total revenue, for the nine months ended September 30, 2003 compared to $1.4 million, or 67% of total revenue, for the nine months ended

September 30, 2002. This increase was attributable to the increased revenues discussed above and the timely delivery of services to customers, and was adversely impacted by the lower gross margin for the three months ended
September 30, 2003 discussed above. For the nine months ended September 30, 2003, sales of software and related services to the broadcast industry resulted in gross margins of 66% and the provision of data and media conversion services resulted in gross margins of 78%. For the nine months ended September 30, 2002, sales of software and related products resulted in gross margins of 86% and the provision of data and media conversion services resulted in gross margins of 56%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $3.3 million, as compared to $2.7 million for the nine months ended September 30, 2002. The increase in expenses was primarily due to operating costs of the Toulouse, France operations for a full three months in the current period and additional costs incurred related to the staffing additions in the software and services business segment. Selling, general and administrative expenses for the nine months ended September 30, 2003 consisted primarily of $1,588,000 for salaries and related benefits for employees not directly related to the production of revenue, $752,000 in professional and consulting fees, $245,000 for travel, $275,000 of facilities costs, $6,000 for bad debt expense, and $483,000 for general office expenses. Selling, general and administrative expenses for the nine months ended September 30, 2002 consisted primarily of $1,353,000 million for salaries and related benefits for employees not directly related to the production of revenue, $698,000 in professional fees, $133,000 for travel, $210,000 of facilities costs, and $325,000 for general office expenses.

         RESEARCH AND DEVELOPMENT. As discussed above, the Company maintains a software development staff that designs and develops the Company's new products and services. Research and development expenses for the nine months ended September 30, 2003 were $135,000 compared to $348,000 for the nine months ended September 30, 2002. The decrease in expense in 2003 was directly related to a lower overall staffing level than in the prior period and an increase in projects that are expected to provide future benefit to the Company and have passed the point of technological feasibility. As a result, a larger percentage of the Company's research and development costs are being capitalized as software development costs and amortized to expense over a three-year period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $1.0 million for the nine months ended September 30, 2003 compared to $763,000 for the nine months ended September 30, 2002. The increase in depreciation and amortization expenses resulted from the additional amortization in 2003 of the intangible assets acquired as part of the Company's DIVArchive operations in Toulouse, France in August 2002.

         LOSS ON IMPAIRMENT OF GOODWILL. The Company performs an ongoing annual impairment test, as required under SFAS No. 142, "Goodwill and Other Intangible Assets" by the Financial Accounting Standards Board, on the first day of the fourth quarter of each year or as conditions warrant. As such, during the nine months ended September 30, 2003:

      o as a result of changes in the media conversion business, the Company performed an impairment analysis of the recorded goodwill for that business segment, and, as a result, recorded a loss on the impairment of goodwill of $2,974,000 at June 30, 2003.

      o in April 2003, as a result of the sale of the DIVArchive Medical component, the Company performed an impairment analysis of the remaining DIVArchive goodwill and intellectual property and determined that no impairment of the assets was warranted.

         LOSS ON IMPAIRMENT OF INTELLECTUAL PROPERTY. As a result of changes in the media conversion business and in conjunction with the SFAS No. 142 analysis, the Company recorded an impairment charge of $362,000 on intellectual property consistent with SFAS No. 144.

         OPERATING LOSS. For the nine months ended September 30, 2003, operating loss totaled $3.9 million, which included a loss on the impairment of goodwill and intellectual property of $3.3 million recorded in the second quarter, as compared to an operating loss of $2.4 million for the nine months ended September 30, 2003. Excluding the impairment loss in 2003, the decrease in operating loss was primarily due to the increased revenues from the media conversion business segment and sales from the Company's DIVArchive broadcast solutions as described above.

         INTEREST EXPENSE. Interest expense was $571,000 for the nine months ended September 30, 2003 compared to $162,000 for the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 included non-cash interest charges aggregating $506,000, including a non-cash interest charge of $436,000 related to the amortization of debt discount on the Company's convertible note instruments, $39,000 of non-cash interest expense related to the induced conversion of debt and non-cash interest expense of $31,000 related to amortization of non-cash financing costs.

         LOSS FROM CONTINUING OPERATIONS. For the nine months ended September 30, 2003, the Company reported a loss from continuing operations of $4.5 million as compared to a loss from operations of $2.6 million for the nine months ended September 30, 2002. Included in the loss for the nine months ended September 30, 2003 was a loss on the impairment of goodwill and intellectual property of $3.3 million, as discussed above. Excluded from the loss are losses from discontinued operations of $394,000 and $221,000 for the nine months ended September 30, 2003 and 2002, respectively.

         GAIN ON SALE OF DIVARCHIVE MEDICAL BUSINESS. For the nine months ended September 30, 2003, the Company reported a gain of $587,000 on the sale of its former DIVArchive Medical component.

         NET LOSS. For the nine months ended September 30, 2003, the Company reported a net loss of $4.9 million, or ($.13) per share, compared to a net loss of $2.8 million, or ($.11) per share, for the nine months ended September 30, 2002. Included in the loss for the three months ended September 30, 2003 was a loss on the impairment of goodwill and intellectual property of $3.3 million.

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. The Company conducts business in various countries outside the United States in which the functional currency of the country is not the U.S. dollar. As a result, the Company has foreign currency exchange translation exposure as the results of these foreign operations are translated into U.S. dollars in its consolidated financial statements. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. While the Company looks for opportunities to reduce its exposure to foreign currency fluctuations against the U.S. dollar, at this point the Company has not had adequate financial resources to pursue hedging opportunities generally. At September 30, 2003, the Company reported a translation gain of $32,959 as a component of Comprehensive Income. The Company is also subject to foreign exchange transaction exposure when its subsidiaries transact business in a currency other than its own functional currency. These transactions are infrequent and have not had a significant effect on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         At November 13, 2003, the Company had completed the restructuring and reorganization of its business and cost structure and the Company currently is transitioning its focus to the sale of software and services to the broadcast, media and entertainment industry. The Company has financed its restructuring and transition through the sale of its DIVArchive Medical business, the cash proceeds of $645,000 from the issuance of convertible notes, cash flow from operations, and other financial restructuring activities. These items are more fully discussed below. The Company has secured new customer contracts for the delivery of software and services in the broadcast space that are expected to generate revenue at the end of 2003 and into 2004. These additional contracts, combined with its current cash and cash equivalents and aggressive cash management strategies, are expected to provide adequate working capital to sustain the business. The Company also is pursuing certain working capital arrangements to smooth the fluctuations in its cash flow resulting from the size of its customers and individual billing/collection amounts, and is evaluating the availability of capital for more rapid expansion into the broadcast industry. However, there can be no assurance that the Company will be able to deliver the software required to generate the revenue and cash flow required to sustain the business and continue as a going concern, and there can be no assurance that additional capital will be available to the Company for continued expansion or to continue as a going concern.

         As discussed in greater detail above, during the nine months ended September 30, 2003, the Company issued $990,000 aggregate principal amount of unsecured convertible notes, for which it received cash proceeds of $645,000 and the cancellation of $345,000 of matured or current indebtedness, and sold to Kodak its intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market, for which it received, among other consideration, cash proceeds of $850,000.

         As a result of the issuance of the convertible notes in April 2003, at September 30, 2003, on a diluted basis in accordance with accounting principles generally accepted in the United States of America, the Company had authorized the issuance of a number of shares of common stock that exceeded its authorized 50 million common shares. The Company expects to remedy this through a shareholder vote at its annual meeting of shareholders to be held during the second quarter of 2004.

         As of September 30, 2003, the Company had liquid assets (cash and cash equivalents and accounts receivable) of $1.6 million and current assets of $1.9 million. Current liabilities of $3.4 million at September 30, 2003 consisted of $988,000 of accounts payable; $942,000 of accrued expenses; $680,000 of accrued expenses to employees; $104,000 of deferred revenue, which consisted of progress payments received on engagements currently in progress; $674,000 of current portion of notes payable and other long-term liabilities and $38,000 of current lease liability. The Company's working capital deficit was $1.6 million as of September 30 2003 for the reasons described above.

         The Company used net cash of $888,000 in operating activities during the nine months ended September 30, 2003 and used net cash of $778,000 in operating activities during the nine months ended September 30, 2002, primarily as a result of the net losses incurred during periods. In 2003, cash used in operating activities was primarily driven by the loss for the period, adjusted for a $3.3 million non-cash charge on the impairment of goodwill and intellectual property, and offset by significant payments of liabilities not related to the ongoing operating expenses and a significant decrease in deferred revenues largely due to the recognition of revenues in 2003 which were deferred at December 31, 2002. The Company expects to fully collect the balance of accounts receivable at September 30, 2003.

         The  Company  used net cash of  $617,000  and $221,000 in  discontinued
operations   during  the  nine  months  ended   September  30,  2003  and  2002,
respectively.

         During the nine months ended September 30, 2003, the Company provided $735,000 from investing activities, of which $56,000 was used for capital expenditures and $214,000 was used for the development of the Company's suite of video software solutions, offset by proceeds of $850,000 from the sale of the DIVArchive Medical operations and proceeds of $155,000 from the sale of fixed assets. During the nine months ended September 30, 2002, excluding the cash acquired in the acquisition of its DIVArchive operations in Toulouse, France, the Company used $282,000 in investing activities, of which $207,000 was used for capital expenditures and $75,000 was used for the development of the Company's suite of video software solutions and other uses.

         The Company provided $512,000 from financing activities during the nine months ended September 30, 2003, which consisted of $645,000 in proceeds from the issuance in April 2003 of notes payable, offset by principal repayments made on notes payable and capital leases of $133,000. During the nine months ended September 30, 2002, financing activities provided $650,000, which consisted of $600,000 of borrowings on notes payable and $50,000 of proceeds from the issuance of 400,000 shares of unregistered common stock to an individual investor.

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

         The Company expects that anticipated cash flow from operations combined with its cash and cash equivalents at November 13, 2003 will be sufficient to operate through at least September 30, 2004. However, continued operating losses and the early stage of the Company's business, as well as potential changes in the business and competitive environment, continue to present a significant risk to the Company's long-term success. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

ITEM 3.   CONTROLS AND PROCEDURES

         (a) Based upon an evaluation performed as of September 30, 2003, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have each concluded that our disclosure controls and procedures are effective to ensure that material information relating to our Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects.

         (b) During the third quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

On or about March 21, 2003, Giancarlo Gaggero, a former employee of the Company, and Data Strategies International, Inc., a company owned and controlled by Mr. Gaggero, filed a suit against the Company in the District Court of Harris County, Texas alleging breach by the Company of an asset purchase and related agreements between Data Strategies and the Company and breach by the Company of an employment agreement between Mr. Gaggero and the Company. Mr. Gaggero's employment with the Company was terminated on March 5, 2003. The plaintiffs seek monetary damages of approximately $253,000 plus interest and costs and a declaration that they are excused from performance under the agreements from and after January 2001. The Company responded to the complaint on April 17, 2003 and requested that the case be moved from state court to federal court jurisdiction. The Company believes certain of the claims are without merit, with respect to which the Company intends to defend the action vigorously, and is considering certain counterclaims against the plaintiffs in addition to the action taken by the Company described below. An outcome in this litigation that is adverse to the Company, costs associated with defending the lawsuit and the diversion of management's time and resources to defend the lawsuit could seriously harm the Company's business and its financial condition. On July 30, 2003, the Company filed suit in the District Court of Denton County, Texas against Mr. Gaggero and one of his associates seeking damages relating to claims of defamation and business disparagement, tortious interference with business relations, breach of fiduciary duty and breach of contract. As of November 13, 2003, the Company was attempting to negotiate an amicable settlement in this matter; however, there can be no assurance that the Company will be successful in that endeavor.

In addition to the proceeding described above, the Company is involved in certain other disputes that arise in the ordinary course of business. The Company believes that no current dispute will have a material adverse effect on its financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

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

                31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Current Reports on Form 8-K or 8-K/A

         On October 31, 2003, the Company filed a Current Report on Form 8-K reporting the engagement of J.H. Cohn LLP as its independent accountants as of October 24, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    November 17, 2003         FRONT PORCH DIGITAL INC.


                                    By: /s/ MICHAEL KNAISCH
                                    -----------------------
                                    Michael Knaisch
                                    Chief Executive Officer
                                    (principal executive officer)


                                    By: /s/ MATTHEW RICHMAN
                                    -----------------------
                                    Matthew Richman
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)