Form 10KSB
period 2003-12-31
FRONT PORCH DIGITAL INC
filed 2004-04-15
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the Fiscal Year Ended: December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from           to
                                                 ---------    ---------

                        Commission File Number: 000-32913

                            FRONT PORCH DIGITAL INC.
     (Exact name of small business issuer as specified in its charter)

                 Nevada                                    86-0793960
----------------------------------------       ------------------------------
      (State or other jurisdiction                      (IRS Employer
   of incorporation or organization)                 Identification No.)

     20000 Horizon Way, Suite 120
        Mount Laurel, New Jersey                            08054
----------------------------------------       ------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (856) 439-9950
                               -------------------
                           (Issuer's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
          ------------------------------------------------------------
                                (Title of Class)

                                 Not Applicable
          ------------------------------------------------------------
                   (Name of each exchange on which registered)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 2003 were $2.9 million.

The aggregate market value of shares of the Company's common stock held by non-affiliates as of April 1, 2004 was $14,344,000 based upon the average bid and asked prices of the issuer's common stock on the OTC Bulletin Board on March 31, 2004. Shares of common stock held by each executive officer or director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of April 1, 2004, there were 41,980,409 shares of common stock of the issuer outstanding. The issuer's common stock currently trades on the OTC Bulletin Board under the symbol "FPDI."

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Front Porch Digital Inc. (the "Company") is an industry leader in the emerging market of digital information asset management. The Company utilizes a comprehensive suite of proprietary products and services that enable customers to efficiently and cost-effectively migrate data from nearly any media type and data format to any other media type and format. The Company has incorporated software-based methodologies and intellectual property throughout its service offerings to allow content to be captured, converted, managed and distributed in digital form efficiently and cost effectively. The Company is currently focusing primarily on the sale of software and services to the broadcast, media and entertainment industries. All of the Company's sales, sales engineering, development and delivery capabilities have been organized and integrated to meet the growing needs of this market, particularly the broadcast and content provider segments.

         Driven by a rapid increase in information gathering, as well as the need for quicker access tools for the collection, retrieval, analysis and management of this information, companies in the broadcast, media and entertainment industries that have previously used film, microfiche and analog audio video and tape for data storage are increasingly digitizing and storing their data in digital formats. Other significant market drivers accelerating the movement towards the digitization of information include shortened technology lifecycles and device obsolescence, the eminent degradation of storage media, regulatory requirements, as well as the potential risk of system failures causing downtime or data loss. The Company believes the inevitable migration toward the digitization of data will create a significant increase in the demand for digital storage, which will increase the demand for digital archiving products that will allow digitized data to be easily accessed, browsed, indexed, managed and distributed. While fewer than 5% of broadcasters worldwide have made the first-time investment in digital media, the Company believes the market adoption rate is gaining pace. The number of new sales opportunities emerging from global broadcasters in 2004 is expected to be nearly double that of 2003, and the Company expects market forces to accelerate this trend through at least the next three years.

         The Company's proprietary DIVArchive software products enable customers to manage large-scale digital video archives in the broadcast, media and entertainment industry. DIVArchive simplifies the process of preserving, managing and accessing content. The Company believes participants in the entertainment industry are increasingly seeking to convert non-digitized data to digital formats that may easily be accessed, browsed, indexed, managed and distributed.

         The Company's transcoder product offerings enable the large-scale conversion and migration of information stored in any legacy system and format to any applicable digital format using only a single capture of content. When compared to hardware-based systems, the Company believes its software-based solution adds flexibility and significantly reduces the costs associated with digital conversion. Once content is captured, it can be converted into one or many formats of the customer's choice on demand, without any additional captures. With content digitized and stored on digital media, customers have the ability to catalog, index,, browse, format, archive and distribute content easily and cost-effectively. Through compression and other process techniques, the Company's solution also minimizes the digital media storage requirements of its customers.

         Key characteristics of the Company's service offerings that differentiate the Company from most of its competitors include the following:

          o A vendor-independent software and hardware strategy that enables cost-effective solutions and allows partnering with any storage or server vendor.

          o A proprietary, software-based digital archiving solution that supports the management, maintenance, indexing and distribution of digital assets, primarily in the broadcast space.

          o A proprietary, software-based content conversion system that supports the creation of multiple audio, video or data formats using a single content capture, which significantly reduces time and capital requirements.

          o A decoupled capture, compression, conversion, storage and management process architecture that facilitates integration, accessibility and distribution of stored data independently or within a customer's existing technology platforms.

          o A unique methodology that enables back-end audio and video indexing and multiple format distribution capabilities to further maximize product value.

BUSINESS STRATEGY

         The Company's strategy is to establish itself as a leading software and services provider in the emerging markets for digital information asset management, including archive management and the conversion and formatting of text, images, audio, graphics and video from any format to alternate formats, for access via multiple digital platforms. The Company's business operations consist of: (1) the licensing of DIVArchive and transcoding software and the integration and installation of such software products, (2) providing customer support and maintenance under annual agreements for its proprietary software, and (3) the continued research and development of its software products. Within the media and entertainment industry, the Company is continuing the development of a marketing strategy and program for the following primary market segments:

          o    Global media brands and content creation companies

          o    National broadcast and cable network operators

          o    Regional content distribution/playout centers

          o    Film, animation and commercial post-production companies

         The Company seeks to capitalize on its proprietary technologies and its breadth of service offerings to become the preferred provider of information management products and services to the global broadcast media and entertainment industry. Key components of the Company's growth strategy include:

          o The rapid development of distribution channels by expanding strategic alliance partnerships that leverage the partners' established market presences, leading to accelerated revenue growth and extended sales opportunities to both the Company and its partners. Strategic partners will be selected on the basis of synergistic products or services and the size and depth of their distribution channels, and are expected to be primarily tier one systems integrators, hardware manufacturers or entertainment, media, content management, storage, software companies and other organizations.

          o The development of sales and marketing teams to support the Company's partnering strategy and to execute direct selling activities in selected geographic markets.

          o The development of comprehensive marketing, promotional and other cooperative sales support programs on a corporate-wide and direct-channel basis. In conjunction with these programs, the Company is developing product-positioning strategies to support market penetration of the Company's products and services and adoption of its intellectual property as an industry standard.

          o Fostering public awareness of both the Company and significant issues associated with digital asset management by co-sponsoring seminars, symposia and industry events, and presenting original materials at user conferences, technical symposia and standards forums.

          o Scaling internal delivery capabilities by adding project managers, engineers or, in some cases, strategic partners with delivery and project management service capabilities and resources. Partners with these capabilities will likely be used in establishing initial distribution channels outside the United States.

          o Launching additional digital media products and continuing to develop highly flexible, software driven products. Unlike competing hardware-based products, the Company's software-based solutions easily accommodate new features, are re-configurable to conform to other system interfaces and are believed to be less costly to produce, deliver and operate.

          o Continuing to develop intellectual property assets to support domestic and international expansion through enhanced product offerings. The Company intends to disseminate its intellectual property within a protected but open environment to encourage the adoption of its intellectual property as an industry standard.

PRODUCTS AND SERVICES

         The Company offers a comprehensive, integrated suite of digital media solutions that facilitate the capture, management and distribution of digital content. Components of these offerings include a distributed storage and archive management solution for the entertainment and medical industries that simplifies the process of preserving, managing and accessing digital content, a desktop encoding system, automated video indexing and a real-time format transcoder. Using a software-based approach built on intelligent, distributed architecture, the Company's archive management and transcoding solutions are flexible, scalable, easily upgradable, failure resilient and well-integrated with leading automation and asset management applications.

         The Company's DIVArchive and BitScream applications provide the essential integration layer within the digital broadcast environment. The Company's products deliver encoding, transcoding, indexing, archive storage management and search, and also meet mission-critical standards for interoperability, scalability, functionality, reliability and performance. The Company sells three primary software products:

DIVARCHIVE STORAGE MANAGEMENT

         DIVArchive (Distributed Intelligent Versatile Archive) is a proprietary "middleware" software product that manages large-scale digital archives for the entertainment industry. DIVArchive simplifies the process of preserving, managing and accessing content, as part of a high-capacity, expandable and scalable solution that satisfies the highest performance standards. The principal benefits derived from DIVArchive include storage optimization, protection and control, full-life cycle management, near-line editing and partial retrieval, content repurposing and sharing, and archives networking. Architectures can scale from small disk-only systems to large capacity systems using different forms of physical storage to balance response time, performance and cost.

         DIVArchive solutions are designed for use in the broadcast market and are being utilized for the complete management of broadcast content. The Company is primarily focusing on the entertainment industry for developing its DIVArchive solutions as the Company believes the participants in this industry are increasingly seeking to convert non-digitized data to digital formats that may easily be accessed, browsed, indexed, managed and distributed. The Company believes this drive toward digitization and the requirements and standards for HDTV/Digital television will result in significant growth in sales of its DIVArchive solution.

         DIVArchive is a software middleware application that enables integration between asset management applications and storage devices in a true Storage Area Network (SAN) environment. More specifically, DIVArchive enables the interfacing of storage resources to video applications and broadcast operating systems. It encompasses Hierarchical Storage Management (HSM) and disk-extender functions and is "video aware." As a result, DIVArchive simplifies the process of preserving, managing and accessing content with infinite capacity and sustainable performance. The DIVArchive architecture is modular and is therefore easily scalable from small disk-only systems to large capacity systems using different forms of physical storage to balance response time, performance and cost. DIVArchive functionality provides media and library management, back up and recovery and data replication services that are critical components in the digital workflow of broadcast, cable and content distribution companies worldwide. Using DIVArchive, the Company builds upon open and scalable digital video archives providing the broadcast, media and entertainment industries with key benefits, including storage optimization, protection and control, full life-cycle management, video near-line editing and partial retrieval, video content repurposing and sharing, archive networking, and other related functionality.

BITSCREAM TRANSCODING

         BitScream offers new capabilities to broadcasters and content providers that need to capture, convert, manage and deliver digital video content. The transcoding function of BitScream delivers true interoperability by automating the direct exchange of digital video between various broadcast video server formats, including playout, VOD or streaming servers. BitScream not only eliminates the need to perform multiple captures of content from source tapes, but also the requirement to store multiple copies of the same content in order to deliver media for different streaming players, resolutions and connection speeds. BitScream is designed to address and resolve common storage and delivery issues by enabling users to control the on-demand, real-time reformatting of their digital video assets. Designed for flexibility, scalability and investment protection, BitScream provides the capability to convert content stored in broadcast video server formats on demand, in real time or faster depending upon computing power. BitScream currently supports all of the most common formats used in digital broadcast environments around the world, including MPEG-1, MPEG-2, MPEG-1 and MPEG-2 program and transport streams, DV to Real Media, Windows Media, uncompressed AVI YUV and RGB wrapper formats.

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

         REAL-TIME FORMAT TRANSCODER. This system features a real-time format transcoder that will allow the customer to easily reformat digital audio-visual data to meet a variety of digital distribution requirements. The Company's proprietary algorithms support decoding and re-encoding of the compressed digital content to most popular end-user formats.

VIDEO ARCHIVE SYSTEM TECHNOLOGY (VAST)

         By integrating BitScream and the DIVArchive storage manager, the Company has created a versatile digital media archive workflow system called Video Archive System Technology, or VAST. VAST enables content providers to implement a complete workflow that automates and streamlines the movement of content from ingest to delivery. This innovative approach to digital content management incorporates the Company's core technologies in the areas of ingest, transcoding and storage management, while integrating disk and tape storage technologies, asset management applications and indexing, search and retrieve solutions from other industry-leading vendors. Working within a facility's digital infrastructure, VAST enables content providers to implement a complete workflow that automates and streamlines the movement of content from ingest to delivery. VAST is a powerful, scalable solution that enables content providers to create and deliver digital content to their audiences using a wide range of options, including popular streaming formats and broadcast quality distribution. Content providers benefit from an efficient storage, retrieval and repurposing system, seamless integration with streaming, VOD and automation to deliver a marked improvement in operating efficiencies.

         In addition to its proprietary software solutions, the Company offers the following:

          o PROFESSIONAL SERVICES AND DEVELOPMENT: Specific expertise is focused on storage and archive systems, storage area and broadcast networking, video technology and operating environments, emerging video formats and transcoding processes, and a wide range of workflow requirements common to broadcasters and content providers around the world. Based on its unique media industry expertise, the Company provides consultation, design, development and integration services to customers and partners around the world. The Company's professional services organization ensures smooth implementation of complex installation and integration projects with video operational systems and applications.

          o CUSTOMER SUPPORT AND MAINTENANCE: In connection with the licensing of its software products, the Company provides customer support under annual support agreements for a support fee equal to 15-20% of the software license fees. These agreements are renewed annually.

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

         The Company utilizes and builds upon existing intellectual property in digital media management and distribution and digital multimedia areas. In the area of digital media software, the Company is engaged in the development of original intellectual property tools that address application programming interfaces (APIs) for tape media, optical disk, tape and optical libraries and autoloaders, tape images on disk, tape and disk operational classes, components and test utilities. The Company also is directing its efforts toward the development of digital audiovisual software and storage and streaming applications covering DVD, Internet/Intranet, digital cable, broadcast digital television, datacasting and wireless transmission.

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

         For the years ended December 31, 2003 and December 31, 2002, the Company incurred costs related to its research and development activities totaling $583,000 and $339,000, respectively, of which, $49,000 and $212,000, respectively, was recorded as research and development expense and $534,000 and $127,000, respectively, was capitalized and/or charged to cost of revenues.

MARKETING AND DISTRIBUTION

         Commencing in early 2003, the Company determined to focus its marketing efforts primarily on software sales to the global media and entertainment industries. Substantially all marketing, sales and distribution efforts and capabilities have been reorganized and directed to meet the growing needs of these markets, particularly the broadcast and content provider segments.

During 2003, the Company was able to invest only nominal amounts in marketing and public relations for its target markets and products. However, in 2004, the Company anticipates investing more in the marketing of, and the development of distribution channels for, its products.

         The planning, specification, purchase, installation and invoicing of any digital media conversion process is time consuming. Large projects often span 12 to 18 months from concept to completion, which results in a long selling cycle for the Company. While most media and entertainment businesses operate on a calendar fiscal year, the Company believes capital purchase behavior is not necessarily dictated by year-end/new-year budgeting. In the Company's core broadcast market, the timing of large regional trade shows is more often a driving factor in the timing of purchases. These events play a large role in the buying decision process for any play-to-air operation and the vendors that sell into this market.

         The supply chain for digital media workflow conversion includes a wide range of providers of hardware, software and services. Storage hardware, video server and other component manufacturers, automation and asset management vendors and broadcast systems integrators all exercise influence in the final selection of components chosen in the final integrated solution. The Company's marketing and distribution efforts are focused on both direct and indirect sales. Currently, the majority of the Company's sales are generated through indirect channels.

         DIRECT SALES. Because the Company's sales force remains small, the sales team concentrates its direct sales efforts on a limited target list of the largest prospects in their respective regions. While these efforts often uncover emerging opportunities, the Company's direct sales force more often is brought into potential sales opportunities through the Company's indirect channel partners.

         The Company intends to focus its direct sales forces on the leading organizations in each industry sector and will attempt to develop a significant indirect channel to reach the middle and lower tier segments. The Company's sales strategy is based on building global sales channels, with a focused approach on partnering with media manufacturers and suppliers, storage and server hardware manufacturers and vendors, master resellers and value-added distributors and systems integrators.

         INDIRECT SALES. The Company generates most of its sales leads through its formal and informal partnerships with entities focused on other areas of the digital broadcast operation value chain. As the Company's products typically are part of a larger-scale integration and implementation project, the Company believes partnering with industry leaders is an effective means of penetrating markets and positioning the Company's products. The Company's indirect channels can be categorized as follows:

          o Broadcast Systems Integrators: Systems integrators with digital media expertise involved in the complete installation and integration of digital broadcast operating environments.

          o Storage Vendors: Storage is at the heart of every digital media operation, and every storage manufacturer has a "digital media strategy". Few, however, possess the in-house media industry expertise or relationships required to penetrate the broadcast market.

          o Automation Vendors: Automation is an important part of a broadcast solution as it is a central component that controls the scheduling of television and video broadcast programming. Automation is the component of the broadcast infrastructure that interfaces with most of the operating systems, including the archive manager.

          o Video Server Manufacturers: A digital archive is the natural extension of the storage capacity of the video servers, and the two systems have to smoothly interconnect in an integrated solution. DIVArchive fills this critical need. The Company is seeking to establish strong relationships with the key video server vendors.

          o Asset Management Companies: As television broadcasters begin to migrate to digital programming, new tools are required to easily search and view video content. An asset management application fills this role and allows users from a desktop PC to search and view any content in a browse format. As with automation systems, an asset management application must interface with the storage archive via middleware, such as DIVArchive.

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

         The Company's principal strategic and marketing partners include the following:

          o Rainbow Network Communications, Inc., a subsidiary of Cablevision, Inc. ("Rainbow"), has entered into a five-year agreement to utilize the Company's transcoding and archiving middleware on an exclusive basis. This agreement also includes a technology partnership whereby Rainbow will fund the Company's development of certain new products to meet the needs of the broadcast, cable and satellite industries. As part of this agreement, the Company will retain all intellectual property and resale rights for work product that may be sold through the Company's distribution channel.

          o SONY is an established brand in the global digital media supply chain. The Company is working with certain affiliates of Sony Corporation on several new installations, and Sony has initiated strategic partner discussions in an effort to use the Company's technology to improve its product offerings. DIVArchive integrates with Sony video server and tape library systems to provide an integrated end-to end solution for broadcasters to access and playout their digital assets. Sony Electronics has certified its SAIT-based PetaSite tape storage systems with the Company's DIVArchive software, fusing storage performance and manageability for broadcast and media companies.

          o International Business Machines Corporation ("IBM") and the Company have an ongoing technology relationship in which IBM markets the Company's DIVArchive products in its market sector, opening up new sales channels in and beyond the broadcast marketplace. The Company is in the very early stages of formalizing this relationship with IBM and is currently working under informal business terms with a view to establishing a formal strategic partnership with IBM.

          o Storage Technology Corporation ("StorageTek") has entered into a global OEM agreement that provides StorageTek a worldwide license to market and sell the Company's DIVArchive software products. StorageTek is authorized to provide customer support, professional services implementation services, and product updates in connection with its sale of the DIVArchive software to its customers. This agreement allows the Company to build on its past success with StorageTek, extend the global reach of the Company's sales and marketing efforts, and strengthen its ability to compete on a worldwide basis.

          o Thomson Broadcast and Media Solutions ("Thomson") delivers products and solutions for broadcast and TV/Film professionals under its Grass Valley brand name. DIVArchive interfaces with Thomson/Grass Valley video server systems to provide an integrated end-to end solution for broadcasters to access their digital assets.

          o Magna Systems & Engineering ("Magna") is a well-established partner in the Asian and Pacific Rim markets. The Company and Magna jointly have delivered and installed numerous video archive solutions and continue to support digital video archive solutions for major broadcast customers in Australia and Hong-Kong.

          o Communications Engineering, Inc. ("CEI") and the Company have formed a strategic partnership to provide design, installation and support for major U.S. broadcast customers, including PBS and Rainbow Network Communications.

          o Harris Corporation ("Harris") has entered into an agreement with the Company to utilize the Company's BitScream transcoder products to create a video server under Harris' Broadcast Automation control that incorporates Microsoft Windows Media 9 Series player technologies. Harris is an international communications equipment company focused on providing product, system and service solutions for commercial and government customers. The Company's DIVArchive and BitScream solutions have been tightly integrated into Harris' Invenio product, an enterprise-wide digital media asset management solution, and its related Louth automation system. With this combined technology, broadcasters can implement a complete content management solution that combines archiving, transcoding and comprehensive asset management.

         The Company is working with other national and international systems partners to further expand the distribution channels available for the sale of its products and services worldwide.

CUSTOMERS

         The Company's customer base includes many large organizations in the broadcast and medical industries, including Rainbow Networks Communications, Inc., Public Broadcasting System (PBS), Microsoft Corporation, Canal +, Playboy Television, Chum Television, Oxygen, BBC Broadcast, Bayerischer Rundfunk, Turner Entertainment Networks Asia, Sony Pictures, Telecinco, France 3, SKY Perfect TV, Eastern Television/Taiwan, TV Azteca, CentralChina Television, Seven Networks and MTV Networks-Europe.

         In 2003, the Company's revenues came largely from the European and Asian geographic markets. In 2003, aggregate revenues from customers located in Europe or Asia amounted to $2.0 million, or 70% of total revenue, while revenues from customers located in North America totaled $0.9 million, of 30% or total revenue. In 2004, the Company expects this concentration of revenues to continue. However, as the Company continues to develop its North American presence and continues to develop and grow its business, it is anticipated that the revenue allocation between customers located in Europe and Asia, on the one hand, and customers located in North America should migrate toward 50/50. In 2002, the Company's revenues from customers located in Europe or Asia amounted to $1.0 million, or 61% of total revenue, while revenues from customers located in North America totaled $0.7 million, or 39% of total revenue.

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

COMPETITION

         The markets for the Company's products and services are becoming increasingly competitive. The Company believes its ability to compete depends on a number of factors, both within and outside of its control. These factors include, among others, the functionality, price and performance of the Company's products and services relative to its competitors' offerings, customer satisfaction and customer support capabilities, the breadth of product lines and support services, the strength of the Company's sales force and channel partnership relationships and general economic and business conditions. The Company expects additional companies to begin offering products and services similar to those offered by the Company. Many of these companies have significantly greater financial resources than the Company.

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

         The Company believes the primary competitors for its DIVArchive software products and services include Avalon, a division of EMC Corporation and Software Generation Limited, a privately-held company based in Southampton, England, Masstech Group, a privately-held corporation headquartered in Toronto, Canada.

         The Company believes the primary competitors for its Transcoding product line include Telestream Inc., a privately-held corporation located in Nevada City, California, and Anystream Inc., a privately-held corporation located in Sterling, Virginia.

EMPLOYEES

         As of March 31, 2004, the Company employed 26 persons on a full-time basis, of which four were executive management, four were in finance and administration, six were in sales and marketing, eight were in research and development and four were in engineering and delivery.

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

         In October 2000, the Company acquired the media services group of StorageTek. In connection with this acquisition, the Company acquired intellectual property, fixed assets and the majority of the personnel of such group, which enabled the Company to commence the operations of its former

Media Services Division. In December 2003, the Company disposed of this business unit to Data Strategies International, Inc., a company owned and controlled by a former employee of the Company.

         In August 2002, the Company acquired from ManagedStorage International Inc. ("MSI") the DIVArchive operations of MSI located in Toulouse, France. In connection with this acquisition, the Company acquired intellectual property, fixed assets and substantially all of the personnel of this business. See further discussion in Note 3 to Notes to Consolidated Financial Statements.

         In April 2003, the Company sold to Eastman Kodak Company ("Kodak") the Company's intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak offered employment to substantially all of the Company's personnel associated with the transferred assets and assumed certain software support obligations to the Company's existing DIVArchive customers in the medical industry. See further discussion in Note 4 to Notes to Consolidated Financial Statements.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive offices are located in Mount Laurel, New Jersey where the Company leases approximately 4,000 square feet of office space through September 2006. The New Jersey site is the Company's primary operating facility in the United States and houses all of the Company's research and software development resources, its development/testing/staging laboratory facilities, and certain information management systems and administrative functions. The Company also leases shared office space in Boulder, Colorado under a month-to-month lease arrangement with Equity Pier, LLC, which is a significant shareholder of the Company. The Company's executive management and certain administrative functions are located in Boulder, Colorado. The Company also utilizes an outsourced financial support and accounting systems operations. The Company's international operations are located in 160 square meters of office and production space in Toulouse, France under a lease that expires in May 2009.

         At December 31, 2003, aggregate lease payments under the Mount Laurel, New Jersey and Toulouse, France leases through the end of the lease terms were $130,000 and $169,000, respectively.

         The Company believes its current facilities are adequate for its existing operations and that all of its properties are adequately covered by insurance. The Company anticipates having to increase the size of its facilities in 2004 if the growth the Company experienced in fiscal 2003 continues or accelerates in 2004.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "FPDI." The following table sets forth the high and low bid prices for the Company's common stock for each fiscal quarter within the last two fiscal years of the Company, as reported by the National Quotation Bureau. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                   HIGH BID           LOW BID
                                                   --------           -------
Year ended December 31, 2002
First Quarter..............................          $1.20             $0.62
Second Quarter.............................           1.18              0.54
Third Quarter..............................           0.65              0.27
Fourth Quarter.............................           0.58              0.26

Year ended December 31, 2003
First Quarter..............................          $0.38             $0.15
Second Quarter.............................           0.26              0.08
Third Quarter..............................           0.40              0.13
Fourth Quarter.............................           0.22              0.11

         At April 1, 2004, there were approximately 400 record holders of the Company's common stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed. The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future. The purchase agreement relating to the Company's outstanding 8% convertible promissory notes prohibits the payment of dividends on the Company's common stock so long as such notes remain outstanding.

         As of December 31, 2003, the following equity compensation plans were in effect:

                           Number of securities to    Weighted average
                           be issued upon exercise    exercise price of       Number of securities
                           of outstanding options,    outstanding options,    remaining available
Plan category              warrants and rights        warrants and rights     for future issuance
==================================================================================================
Equity compensation
plans approved by
security holders                         -0-                      N/A                       -0-
=================================================================================================
Equity compensation
plans not approved by
security holders                   2,623,712                     $0.63                 4,776,288
=================================================================================================
Total                              2,623,712                     $0.63                 4,776,288
=================================================================================================

         The Company's equity incentive plans are more fully described in Part III herein and in Note 12 and Note 13 to Notes to Consolidated Financial Statements.

         In January 2004, the Company applied to the CUSIP Service Bureau operated by Standard & Poors' for a change in the CUSIP number identifying the Company's common stock in an effort to curb perceived naked short selling of the Company's common stock. The Company's application was not approved because the Company did not meet the specified requirements for a CUSIP number change. The Company does not intend to further pursue its application.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

         The Company's significant accounting policies are described in Note 2 to Notes to the Consolidated Financial Statements. Some of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes the Company's most important accounting policies include revenue recognition, software development costs, goodwill and intellectual property and concentrations of risk related to customers.

REVENUE RECOGNITION

         Given the growth in orders during 2003 and the continuation of such growth into 2004, as well as the complexities and estimates involved in measuring and determining revenue in accordance with generally accepted accounting principles, the Company's accounting for revenue is crucial to the proper periodic reporting of revenue and deferred revenue.

         The Company recognizes revenue under the Contract method of accounting as prescribed by American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2 in connection with an arrangement to deliver software or a software system requiring significant production, modification or customization of software. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the fee is fixed or determinable, and collection is reasonably assured.

         The Company licenses software under license agreements and provides professional services, including training, installation, consulting and maintenance. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is reasonably assured, and no significant vendor obligations remain.

         The Company allocates revenue to each component of the contract based on objective evidence of its fair value, as established by management. Because licensing of the software is generally not dependent on the professional services portion of the contract, software revenue is recognized upon delivery.

         Fees for maintenance agreements are recognized ratably over the terms of the agreements. Maintenance is generally billed in advance resulting in deferred revenues.

         The Company provides software-related professional services. Services are generally provided on a time and materials basis and revenue is recognized as the services are provided.

SOFTWARE DEVELOPMENT COSTS

         As expenditures for software development are expected to increase, the capture and measurement, as well as proper capitalization of these costs, is a key focus of management. The proper matching of these costs with the related revenue impacts the proper periodic reporting of revenues and related costs. The Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product is available for general release to customers, capitalization is ceased, and all previously capitalized costs are amortized over the remaining estimated economic useful life of the product, not to exceed to three years.

IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived, tangible and intangible assets that do not have indefinite lives, such as fixed assets and intellectual property, are reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for such long-lived assets is based on the fair value of the asset.

         Goodwill and other intangible assets with indefinite lives are not amortized and are subject to write downs charged to results of operations only when their carrying amounts are determined to be more than their estimated fair values based upon impairment tests that are required to be made annually or more frequently under certain circumstances. Fair values are determined based on models that incorporate estimates of future probability and cash flows.

CONCENTRATION OF RISK - CUSTOMERS AND GEOGRAPHIC

         In 2003, the Company's revenues came largely from the European and Asian geographic markets. In 2003, aggregate revenues from customers located in Europe or Asia amounted to $2.0 million, or 70% of total revenue, while revenues from customers located in North America totaled $0.9 million, or 30% of total revenue. In 2004, the Company expects this concentration of revenues to continue. However, as the Company continues to develop its North American presence and continues to develop and grow its business, it is anticipated that the revenue allocation between customers located in Europe and Asia, on the one hand, and customers located in North America should migrate toward 50/50. In 2002, the Company's revenues from customers located in Europe or Asia amounted to $1.0 million, or 59% of total revenue, while revenues from customers located in North America totaled $0.7 million, or 41% of total revenue.

         During 2003, revenues from two customers, each exceeding 10% of total revenue, aggregated 19% and 15%, respectively. Accounts receivable from the Company's largest customer was $321,000 as of December 31, 2003, which represented approximately 32% of total trade receivables at that date. This customer is also a stockholder of the Company and beneficially owned approximately 12% of the Company's outstanding common stock as of March 31, 2004.

         During 2002, revenues from two customers, each exceeding 10% of total revenue, aggregated 31% and 18%, respectively.

GENERAL

         In the fourth quarter of 2002, the Company initiated a restructuring plan in an effort to position itself to raise the necessary working capital to capitalize on its product and service portfolio, which had been gaining acceptance in the marketplace, and to develop the business for sustained operation and growth in the future. As of January 2003, the Company was operating three separate business divisions:

          1.   Transcoding Division, based in Mt. Laurel, New Jersey

          2.   Media Services Division, based in Houston, Texas

          3. DIVArchive Division (Broadcast and Medical), based in Toulouse, France

         The primary objective of the restructuring efforts was to reorganize the business operations around its core competencies to focus on the sale of archive management and transcoding software products and services to the broadcast, media and entertainment industry. During 2003, the Company sold its DIVArchive medical business to Kodak, and sold its Media Services business to a former employee and the former owner of that business unit. The sale of these businesses resulted in reduced operating costs from continuing operations, enabled the redeployment of costs into one business unit, generated cash flow from the sale of the businesses that could be used in financing the restructuring of the Company, resulted in the settlement of significant liabilities payable in 2004, and focused all of the Company's resources on its most promising proprietary products and services.

         Management believes the Company now is repositioned to focus exclusively on software sales to the broadcast, media and entertainment industry. All of the Company's sales, sales engineering, development and delivery capabilities have been organized and integrated to meet the growing needs of this market, particularly the broadcast and content provider segments. Management believes its DIVArchive software product is the leading archive management software for digital video content in Europe and Asia.

         An integral component of the restructuring efforts was the disposition of the Media Services and DIVArchive Medical businesses and many of the items requiring restructuring were within those business units. The majority of restructuring costs and related expenses have been accounted for within those disposed business units as discontinued operations in the Company's consolidated 2003 financial statements. There were also non-recurring costs included in operating costs from continuing operations incurred in 2003 related to the restructuring. Operating expenses from continuing operations included approximately $350,000 primarily attributable to employee-related costs and termination costs, professional fees (primarily legal and accounting) and other restructuring costs that are not expected to reoccur in 2004.

SALE OF DIVARCHIVE MEDICAL BUSINESS

         On April 23, 2003, the Company sold to Kodak the Company's intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak paid the Company $850,000, assumed $137,000 of accrued employee obligations, employed substantially all of the Company's personnel associated with the transferred assets and assumed certain software support obligations to the Company's existing DIVArchive customers in the medical industry. The Company recorded a gain on the sale of $586,000. Subsequent to the sale, Kodak and the Company entered into certain other arrangements that resulted in Kodak assuming much of the operating facility space and equipment located in Toulouse, France. The DIVArchive Medical component is accounted for as a discontinued operation in the accompanying consolidated financial statements. The Company incurred losses from the operations of the DIVArchive Medical discontinued operation of $1.1 million in 2003. The disposal of this business unit provided cash for continuing operations and enabled the Company to reduce its operating expenses and redeploy resources and/or personnel in the Company's remaining business operations. The reduction in operating costs resulting from this transaction was significant to the Company, while the corresponding reduction in revenue associated with the medical business was not expected to significantly impact the Company's revenues going forward.

SALE OF MEDIA SERVICES BUSINESS

         In December 2003, the Company sold the remaining assets and intellectual property of its former Media Services business unit to Data Strategies International, Inc., a company owned and controlled by a former employee of the Company. The Company also settled all remaining employment and service related obligations to the former employee through the issuance of 1,833,000 shares of the Company's common stock with a fair market value of $275,000 on the date of the transaction. The sale of the Media Services business also settled all legal claims of the respective parties and released all parties from any future claims or liabilities. The transaction resulted in a non-cash loss to the Company of $1.0 million. Included as part of the loss was the forgiveness by the former employee of $930,000 of cash obligations payable by the Company in 2004, which was offset by the value of the shares of common stock issued and the value of the assets and intellectual property and goodwill sold. The Media Services business unit was accounted for as a discontinued operation in the accompanying consolidated financial statements. The Company incurred losses from the operations of the Media Services business of $2.2 million in 2003. The disposal of this business also involved the forgiveness of $930,000 in liabilities.

BUSINESS OUTLOOK

         As of December 31, 2003, the Company had accumulated a backlog of contracted orders totaling $2.2 million, which orders are expected to be recognized as revenue in 2004. Further, during the three months ended March 31, 2004, the Company received $1.7 million in new orders for the Company's software products and services, all of which are expected to generate revenue in 2004. The Company currently has approximately $37 million in net operating loss carryforwards for international (French tax law), federal and state tax purposes that will become a consideration in the event that the Company can generate income in future periods. However, there can be no assurance that the Company will be able to generate income in future periods, and the Company has yet to generate any income since its inception.

         The Company is currently deploying its resources in the development of the North American market for archive management and transcoding solutions targeted at the broadcast, media and entertainment industry. The Company also is continuing to expand its market presence in the European and Asian markets, and is focusing on increasing its penetration and physical presence in Asia. As part of this expansion, the Company will require resources for the expansion and continued management of its global partner network. In addition, the Company intends to allocate additional budgeted funds for marketing and corporate/product branding expenditures in 2004. In particular, additional resources will be deployed in connection with the National Association of Broadcasters ("NAB") conference in April 2004 and the International Broadcasters Conference ("IBC") held in Europe in September 2004. The Company's ability to continue to expand its business is dependent on the ability of the Company to continue to increase staffing, primarily in the sales and marketing, partner channel management and operations/delivery functions. Additional resources in other key functions of the Company will also be required to continue to expand the business. All of these factors are dependent on the availability of capital to the Company, the Company's ability to continue to generate new orders at the current rate or faster, and the Company's ability to continue to deliver software solutions to customers in a timely manner.

         The following discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

         REVENUE. Total revenue for the year ended December 31, 2003 increased $1.2 million, or 72%, to $2.9 million compared to total revenue of $1.7 million for the year ended December 31, 2002. This increase was attributable to increased orders for the Company's software and related products and services, including sales of the Company's DIVArchive solutions, which generated $2.2 of revenue in 2003. The increase in revenue from the sale of the DIVArchive product offerings primarily was from software licensing fees, which represented the up-front cost of purchasing the software and the annual maintenance revenue paid by the customer. This increase in orders is the result of increased demand for the Company's software products, reflects the recognition of the DIVArchive product as a leader in the broadcast industry, as well as an increase in overall market demand and the acceleration of the adoption of digital media broadcast systems by broadcasters. The Company expects licensing revenues will be an increasingly larger percentage of the revenue mix. In addition, the increase in 2003 revenues was due to the inclusion of the operations of the Company's DIVArchive business for the full year 2003 as compared to only five months for fiscal 2002. In addition, the Company generated $0.7 million of revenue in 2003 from the sale of its transcoding products and services.

         In 2003, the Company's revenues were derived largely from the European and Asian geographic markets. In 2003, aggregate revenues from customers located in Europe or Asia amounted to $2.0 million, or 70% of total revenue, while revenues from customers located in North America totaled $0.9 million, of 30% or total revenue. In 2004, the Company expects this concentration of revenues to continue. However, as the Company continues to develop its North American presence and continues to develop and grow its business, it is anticipated that the revenue allocation between customers located in Europe and Asia, on the one hand, and customers located in North America should migrate toward 50/50. In 2002, the Company's revenues from customers located in Europe or Asia amounted to $1.0 million, or 59% of total revenue, while revenues from customers located in North America totaled $0.7 million, or 41% of total revenue.

         GROSS MARGIN. Total gross margin for the year ended December 31, 2003 of $1.9 million, or 66% of total revenue, increased $561,000, or 41%, compared to total gross margin of $1.4 million for the year ended December 31, 2002. The increase in gross margin was attributable to increased revenues as described above. The decrease in gross margin as a percentage of revenue was the result of increased staffing costs in 2003 to generate and support the higher level of revenue and the overall support and service of the Company's expanding customer base. These additional costs were budgeted in 2003, and the lower level gross margin was in line with expectations.

         During the year ended December 31, 2003, the gross margins generated from the sale of the Company's software products and related services met the Company's anticipated gross margin. On the basis of the Company's contracted backlog of orders for its DIVArchive solutions and the pipeline of potential business that Management believes will close during 2004, Management believes 2004 revenues will be at levels to support the Company's full development and engineering resources. As a result, the Company anticipates its gross margin will remain the same or increase during 2004.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2003 increased $1.1 million to $4.1 million from $3.0 million for the year ended December 31, 2002. SG&A expenses for the year ended December 31, 2003 included $2.1 million in salaries and related benefits for employees not directly related to the production of revenue, $1.0 million in professional fees, $598,000 in general office expenses, $166,000 in facilities costs, $276,000 for travel-related costs and $6,000 for bad debt expense. SG&A expenses for the year ended December 31, 2002 included $1.4 million in salaries and related benefits for employees not directly related to the production of revenue, $726,000 in professional fees, $467,000 in general office expenses, $114,000 in facilities costs, $254,000 for travel-related costs and $30,000 for bad debt expense. The increase in SG&A expenses during 2003 were the direct result of increased costs related to the generation of the increased revenue levels and increased costs directed at the expansion of the Company's business as well as to meet future anticipated revenue from contracted orders. The Company expects SG&A expenses to remain constant or slightly increase in supporting its existing and contracted orders for revenue. However, the Company anticipates increasing costs particularly in the area of sales and marketing and administration and in expanding the business in 2004, given that the Company has sufficient cash flow or additional working capital invested into the Company.

         RESEARCH AND DEVELOPMENT. The Company maintains a software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. The Company continues to devote more resources to the development of software tools and products that facilitate the conversion and migration of data from legacy media to current technology, convert analog content to multiple digital formats, manage and reformat digital content on demand and archiving technologies. The Company expects it will begin to realize significant revenues and cash flows from these efforts in 2004. For the years ended December 31, 2003 and 2002, the Company incurred costs related to its research and development activities totaling $583,000 and $339,000, respectively, of which, $49,000 and $212,000, respectively, was recorded as research and development expense and $534,000 and $127,000, respectively, was capitalized and/or charged to cost of revenues.

         DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized research and development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was $584,000 for the year ended December 31, 2003 and $465,000 for the year ended December 31, 2002. The increase in these expenses in 2003 was primarily attributable to the inclusion of a full year of amortization expense for intellectual property related to the Company's DIVArchive products, which were acquired in August 2002, as compared to the inclusion of only five months of amortization expense relating to such intellectual property in 2002. Additional amortization expense of $93,000 would have been recorded in the year ended December 31, 2002 if the acquisition had occurred at the beginning of the period.

         OPERATING LOSS. During the year ended December 31, 2003, the
Company incurred a loss from operations of $2.8 million as compared to a loss from operations of $2.3 million for the year ended December 31, 2002. The $0.5 million increase in loss from operations for the year ended December 31, 2003 was primarily due to the reasons described above.

         INTEREST EXPENSE. Interest expense was $783,000 for the year ended December 31, 2003 compared to $500,000 for the year ended December 31, 2002. The increase in interest expense was attributable to increased amortization of debt discount of $231,000. Interest expense during 2003 included cash interest costs accrued of $97,000 on notes payable for money borrowed. Interest expense for the year ended December 31, 2003 also included non-cash interest charges aggregating $696,000, including a non-cash interest charge of $606,000 related to the amortization of debt discount, non-cash interest expense of $41,000 related to amortization of non-cash financing costs and non-cash interest expense of $49,000 related to the value of warrants to purchase common stock issued in conjunction with the restructuring of certain payables in 2003.

         The principal balance of notes payable at December 31, 2002 was $625,000, net of debt discount of $125,000. During 2003, the Company received gross proceeds of $645,000 from the sale of additional 8% unsecured convertible notes, converted the $500,000 senior secured convertible note due March 31, 2003
- $250,000 to common stock and $250,000 to new 8% unsecured convertible notes, and converted $95,000 in current liabilities to the note. The Company also restructured another note in 2003 with $160,000 of principal and accrued interest, and made principal payments against that note of $107,000. At December 31, 2003, the outstanding balance on these notes, net of debt discount of $509,000, was $534,000.

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. The Company conducts business in various countries outside the United States in which the functional currency of the country is not the U.S. dollar. As a result, the Company has foreign currency exchange translation exposure as the results of these foreign operations are translated into U.S. dollars in its consolidated financial statements. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. While the Company looks for opportunities to reduce its exposure to foreign currency fluctuations against the U.S. dollar, at this point the Company has not had adequate financial resources to pursue hedging opportunities generally. At December 31, 2003, the Company reported an accumulated translation gain of $67,000 as a component of Comprehensive Loss. The Company is also subject to foreign exchange transaction exposure because it provides for intercompany funding between the U.S. and international operations, and when its subsidiaries transact business in a currency other than its own functional currency. During 2003, the Company recorded $90,000 in expense related to foreign currency transactions.

         LOSS FROM CONTINUING OPERATIONS. During the year ended December 31, 2003, the Company incurred a loss from operations of $3.7 million as compared to a loss from operations of $2.8 million for the year ended December 31,

2002. The $0.9 million increase in loss from operations for the year ended December 31, 2003 was due to increased staffing costs and other non-recurring costs to restructure the business and increased non-cash interest expense related to the amortization of debt discount, as discussed above.

         NET LOSS FROM DISCONTINUED OPERATIONS. During the year ended December 31, 2003, the Company incurred a net loss from discontinued operations of its Media Services and DIVArchive Medical business units of $3.7 million as compared to a loss of $458,000 for the prior year period. Included in the loss for 2003 was a $3.3 million non-cash loss on the impairment of goodwill and intellectual property of the Media Services business unit, a $1.0 million non-cash loss on the disposal of the Media Services business unit, and a $586,000 gain on the sale of the DIVArchive Medical business unit, which were offset, in part, by the results of operations of the discontinued business units.

         NET LOSS. During the year ended December 31, 2003, the Company incurred a net loss of $7.4 million as compared to a net loss of $3.3 million for the year ended December 31, 2002. The $4.1 million increase in net loss for the year ended December 31, 2003 was primarily due to the increased net loss from discontinued operations of $3.3 million and additional losses from operations of $0.9 million, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, the Company had $394,000 of cash and cash equivalents. Issuance of convertible debt securities have been a principal source of liquidity for the Company.

         In April 2003, the Company issued $645,000 principal amount of unsecured convertible promissory notes to a group of investors primarily consisting of existing shareholders and management. The notes bear interest at a rate of 8% per annum and have a maturity date of September 30, 2004. Principal and accrued interest are payable at maturity. The convertible notes are convertible at any time at the option of the note holders into shares of common stock of the Company at a conversion price of $0.042 per share, subject to certain anti-dilution adjustments. The convertible notes may be prepaid by the Company at any time without penalty. The notes contain restrictions that, among others, prohibit the Company from issuing new debt, incurring capital expenditures in excess of specified amounts or granting security interests in assets, in each case without the consent of note holders owning a majority in principal amount of outstanding notes. The Company also converted $250,000 of principal and $35,000 of accrued interest from the former Senior Secured Convertible Notes and $95,000 of current liabilities into this note in 2003.

         Also, during April 2003 and in connection with the $645,000 funding and secured note conversion discussed above, the Company restructured certain other current liabilities including: $530,000 of current liabilities to a single vendor to be payable over a five-year period, with interest of 5%. Payments under the agreement are fixed for the first year at $100,000. Remaining payments are subject to certain acceleration clauses based upon working capital levels and capital raised. In connection with this agreement, the Company issued to the vendor warrants to purchase up to 500,000 shares of common stock at a price per share of $0.10.; $150,000 in principal and accrued interest on a promissory note that was due in full on June 30, 2003 into a new note that is payable in 12 equal monthly installments beginning

May 1, 2003 and carries an annual interest rate of 9%. Accrued interest is payable at maturity. In connection with this agreement, the Company issued warrants to the note holder to purchase up to 100,000 shares of common stock at a price per share of $0.10.

         The Company is still in the early stages of executing its business strategy and expects to begin numerous new engagements during the next 12 months. Although the Company is experiencing success in the deployment of its marketing strategy for the sale and delivery of its DIVArchive and other software solutions, continuation of this success is contingent upon several factors, including available cash resources, the prices of its products and services relative to those of its competitors, and general economic and business conditions, among others.

         The Company expects that anticipated cash flow from operations combined with its cash and cash equivalents at April 1, 2004 will be sufficient to operate through March 31, 2005. The Company incurred an operating loss of $2.8 million in 2003 and $2.3 million in 2002. These losses and other factors, including the early stage of the Company's business, as well as potential changes in the business and competitive environment in which the Company operates, continue to present a significant risk to the Company's long-term success. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

         During 2003, the Company was successful in deploying its marketing strategy for the sale and delivery of its software solutions. As a result, the Company has accumulated a backlog of contracted orders as of December 31, 2003 of $2.2 million, which is expected to generate revenue in 2004. Further, during the three months ended March 31, 2004, the Company received $1.7 million in new orders for the Company's software products and services, all of which are expected to generate revenue in 2004. In addition, the Company is currently seeking to raise additional equity capital to provide working capital to finance its business plan and projected growth in 2004 and beyond. However, the Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels.

         The Company expects capital expenditures to be approximately $0.5 million during the 12-month period ended December 31, 2004. It is expected that the Company's principal uses of cash will be for working capital, to finance capital expenditures and for other general corporate purposes, including financing the expansion of the business and implementation of its sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to the Company.

         As of December 31, 2003, the Company had current assets of $1.6 million. These assets were primarily derived from operations of the Company in 2003 the funding of the 8% unsecured convertible notes completed in April 2003 and the sale of the DIVArchive Medical business unit to Kodak for $850,000 in cash [and the transfer of certain employee-related obligations of $137,000]. Long-term assets of $1.25 million consisted of $416,000 in goodwill associated with DIVArchive assets acquired during 2002, software and intellectual property of $276,000, property and equipment of $146,000, software development costs of $374,000 and other assets of $40,000.

         Current liabilities of $3.9 million at December 31, 2003 consisted of $1.0 million of accounts payable; $0.5 million of deferred revenue, which consisted of billings in excess of revenue recognized, deposits and progress payments received on engagements currently in progress; $0.9 million of accrued expenses; $0.8 million of accrued expenses to employees; $534,000 of unsecured convertible notes payable, net of debt discount of $509,000; and $92,000 for the current portion other long-term obligations.

         The Company's working capital deficit was $2.3 million as of December 31, 2003 for the reasons described above. At such date, the Company's working capital deficit excluding non-cash liabilities (deferred revenue and accrued vacation and related obligations) was $1.5 million. Also, included in current liabilities was $481,000 ($990,000 principal net of $509,000 discount) of the Company's outstanding 8% convertible notes, which the Company expects will be converted into common stock and thus not be realized as a cash obligation of the Company. Assuming conversion of the Company's 8% convertible notes (of which, $460,000 in principal amount plus accrued interest was converted during March and April 2004), the Company's estimated working capital deficit would be approximately $1.0 million.

         The Company used net cash of $2.2 million in operating activities during the year ended December 31, 2003, primarily as a result of the net losses incurred during the period. The Company provided net cash of $41,000 from operating activities during the year ended December 31, 2002.

         The Company used net cash of $295,000 in investing activities during the year ended December 31, 2003, $87,000 represented proceeds from the sale of fixed assets, which was offset by $147,000 used for capital expenditures and $234,000 used for the development of the Company's suite of video software solutions and other investing activities. During the year ended December 31, 2002, the Company provided $230,000 from investing activities, of which $696,000 represented cash provided by the acquisition of the DIVArchive assets and $47,000 represented proceeds from the sale of fixed assets, which was offset by $376,000 used for capital expenditures and $127,000 used for the development of the Company's suite of video software solutions and other investing activities.

         Financing activities provided net cash of $362,000 during the year ended December 31, 2003 primarily from proceeds from the issuance of notes payable of $645,000, offset by principal repayments on notes payable and capital leases of $283,000. Financing activities provided net cash of $551,000 during the year ended December 31, 2002 primarily from proceeds from the issuance of common stock of $50,000, proceeds from the issuance of notes payable of $800,000, offset by principal repayments on notes payable and capital leases of $299,000.

FINANCIAL INSTRUMENTS

         A summary of the Company's estimated required payments for financial instruments as of December 31, 2003 is presented below:

                                  2004             2005           2006           2007            2008
                                  ----             ----           ----           ----            ----
   Total debt                  $1,143,000        $100,000       $100,000        $100,000       $72,000
   Operating lease
      obligations                 204,000         141,000         79,000          30,000        28,000
                               ----------        --------       --------        --------      --------
                               $1,347,000        $241,000       $179,000        $130,000      $100,000


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 7.  FINANCIAL STATEMENTS

         The reports of independent auditors and the Company's consolidated financial statements and associated notes are included in Part III, Item 13. of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           During the fiscal year ended December 31, 2003, the Company changed its certifying accountants to J.H. Cohn LLP, as reported in the Company's Current Report on Form 8-K dated October 31, 2003.

ITEM 8A. CONTROLS AND PROCEDURES.

         DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT AND BOARD OF DIRECTORS

         The following sets forth the name, age and position of each director and executive officer of the Company as of March 31, 2004:

Name                       Age          Position(s)
----                       ---          -----------
Thomas P. Sweeney III      43           Chairman of Board
Michael Knaisch            47           Chief Executive Officer
Matthew Richman            33           Chief Financial Officer, Chief Operating
                                          Officer and Treasurer
Dr. Jay Yogeshwar          41           Director
Paul McKnight              47           Director
Patrick Whittingham        56           Director


         All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the officers and directors.

         Information concerning the executive officers and directors of the Company is set forth below.

         THOMAS P. SWEENEY III. Mr. Sweeney has been Chairman of the Board of Directors of the Company since August 2002. Mr. Sweeney also previously served as a Director of the Company for the period November 30, 2000 through February 12, 2002. Since February 2001, Mr. Sweeney has been President and Chief Executive Officer, and since February 2003, Mr. Sweeney has been Chairman of the Board, of ManagedStorage International, Inc. ("MSI"), a privately-held storage service provider. Mr. Sweeney is the founder of Equity Pier LLC, a business advisory and venture capital firm, and has served as its Managing Partner since May 2000. From August 1997 through February 2000, Mr. Sweeney was Senior Vice President of Marketing at Level 3 Communications, Inc., where he was responsible for the development of all global products and services.

         MICHAEL KNAISCH. Mr. Knaisch has been Chief Executive Officer of the Company since June 2003. From January 2003 to June 2003, Mr. Knaisch was Chief Operating Officer of the Company. From October 2002 to January 2003, Mr. Knaisch served as a consultant to the Company. From August 1998 through

September 2002, Mr. Knaisch was Senior Vice President of Global Strategic Alliances at Level 3 Communications, Inc.

         MATTHEW RICHMAN. Mr. Richman has been Chief Financial Officer of the Company since January 2003 and Chief Operating Officer of the Company since June 2003. From October 2002 to January 2003, Mr. Richman served as a consultant to the Company. From February 2001 to September 2002, Mr. Richman served as Chief Financial Officer of Advanced Data Center, Inc., a datacenter and managed technology services provider. From October 2000 through January 2001, Mr. Richman was Vice President of Finance for TelePlace, Inc., a datacenter/co-location company. From September 1994 through September 2000, Mr. Richman was employed by Deloitte & Touche LLP, where he served in various auditing and consulting roles, most recently as a Manager.

         DR. JAY YOGESHWAR. Dr. Yogeshwar has been a Director of the Company since March 2004. Since January 2004, Dr. Yogeshwar has been a consultant for Hitachi Data Systems Corporation. From October 2001 to January 2004, Dr. Yogeshwar was the President of the Company and from October 2000 to January 2004, Dr. Yogeshwar was Chief Technology Officer of the Company. Dr. Yogeshwar was a founder and the Chairman of the Board and Chief Executive Officer of Front Porch (a predecessor to the Company), and became Chairman and Chief Executive Officer of the Company in May 2000 in connection with the acquisition of Front Porch by the Company. From 1996 to February 2000, Dr. Yogeshwar was Chief Executive Officer and principal shareholder of Front Porch Video, Inc., a provider of system design services to the digital media marketplace.

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

         PATRICK WHITTINGHAM. Mr. Whittingham has been a director of the Company since April 2004. Since April 2004, Mr. Whittingham has been a consultant in the area of broadcast and production technology, systems integration and digital cinema. Prior to February 2004, Mr. Whittingham had been for more than 28 years an employee of various affiliates of Sony Corporation, including President of the Sony Broadcast and Production Systems Division of Sony Electronics (USA), Inc. from June 2003 to January 2004; President of Sony Business Solution and System Company (USA) from June 2002 to June 2003; Senior Vice President of System Solutions Division (USA) from February 2001 to June 2002; and Executive Vice President of Sony of Canada Ltd. from May 1997 to February 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent(10%)of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon the Company's review of the copies of such forms furnished to the Company during the year ended December 31, 2003, and representations made by certain persons subject to the Section 16(a) reporting obligations that such filings were not required to be made, the Company believes that for the year ended December 31, 2003 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent shareholders were complied with, except for a late filing of an Initial Statement of Beneficial Ownership of Securities on Form 3 by each of Michael Knaisch, the Chief Executive Officer of the Company, and Matthew Richman, the Chief Financial Officer of the Company, and the late filings of an Initial Statement of Beneficial Ownership of Securities on Form 3 and a Schedule 13D by each of ManagedStorage International, Inc. and Equity Pier LLC, each of which beneficially owns more than 10 percent of the outstanding shares of common stock of the Company.

         Except as disclosed, the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent shareholder that would require the filing of any report pursuant to
Section 16(a) during the year ended December 31, 2003 that has not been filed with the Securities and Exchange Commission.

CODE OF ETHICS

         The Company has not yet adopted a formal code of ethics. Management expects to implement a formal code of ethics and related controls during 2004.

AUDIT COMMITTEE

         The Company does not have a standing Audit Committee of the Board of Directors. However, the Board of Directors has reviewed the audited financial statements for the year ended December 31, 2003 and has taken such steps as was deemed necessary to insure that the members of the Board discussed with its independent auditors the matters required by SAS 61.

ITEM 10. EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth compensation earned by the Company for services rendered to each person who served as the Company's Chief Executive Officer during the years ended December 31, 2003 and 2002, and to the Company's most highly compensated executive officers at

December 31, 2003, other than the Chief Executive Officer (collectively, the "Named Executed Officers").

                                                                                    Long Term
                                                                                   Compensation
                                                                                      Awards
                                                                                   ------------
                                           Annual Compensation                  Awards           Payouts
                                      ----------------------------             --------          -------
                                                             Other      Restricted  Securities
                                                            Annual      Stock       Underlying   LTIP         All Other
                           Fiscal  Salary       Bonus    Compensation   Award(s)     Options/    Payouts    Compensation
                            Year      ($)        ($)          ($)          ($)       SARs (#)       ($)          ($)
                           -----     -----      ----        -------      -------    ------------  ------       ------
Michael Knaisch(1)          2003    $217,000   $129,000      $-0-          $-0-      750,000       $-0-         $-0-
Chief Executive Officer     2002     $50,000       $-0-      $-0-          $-0-          $-0-      $-0-         $-0-
                            2001        $-0-       $-0-      $-0-          $-0-           -0-      $-0-         $-0-

Matthew Richman(2)          2003    $168,000   $105,000      $-0-          $-0-      500,000       $-0-         $-0-
Chief Financial Officer &   2002     $30,500       $-0-      $-0-          $-0-          $-0-      $-0-         $-0-
Chief Operating Officer     2001        $-0-       $-0-      $-0-          $-0-          $-0-      $-0-         $-0-

Donald Maggi(3)             2003    $207,500       $-0-      $-0-          $-0-      840,000       $-0-         $-0-
Chief Executive Officer     2002    $180,000       $-0-      $-0-          $-0-           -0-      $-0-         $-0-
Until June 1, 2003          2001     $10,000       $-0-      $-0-          $-0-      160,000       $-0-         $-0-

Jay Yogeshwar(4)            2003    $129,000    $10,500      $-0-          $-0-           -0-      $-0-         $-0-
President/CTO               2002    $150,000       $-0-      $-0-          $-0-           -0-      $-0-         $-0-
                            2001    $150,000       $-0-      $-0-          $-0-       15,950       $-0-         $-0-

-----------------
1. Mr. Knaisch has served as Chief Executive Officer of the Company since June 2, 2003. From January 1, 2003 to June 2, 2003, Mr. Knaisch served as Chief Operating Officer of the Company. For the period from January 1, 2003 to May 31, 2003, Mr. Knaisch served as a consultant to the Company and received $100,000 in salary and $12,000 in bonus as compensation for services provided as the Company's Chief Operating Officer. From the period June 1, 2003 to December 31, 2003, Mr. Knaisch was an employee of the Company and received $117,000 in salary for serving as the Chief Executive Officer. Included in the $129,000 bonus earned by Mr. Knaisch in 2003 is $107,000 of accrued, but unpaid compensation. From October to December 2002, Mr. Knaisch served as a consultant to the Company and was paid $50,000 in consulting fees and reimbursed $6,700 in business expenses.

2. Mr. Richman has served as Chief Financial Officer and Treasurer of the Company since January 2003 and also Chief Operating Officer of the Company since June 2, 2003. For the period from January 1, 2003 to May 31, 2003, Mr. Richman served as a consultant to the Company and received $75,000 in salary and $12,000 in bonus as compensation for services provided as the Company's Chief Financial Officer. From the period June 1, 2003 to December 31, 2003, Mr. Richman was an employee of the Company and received $93,000 in salary for serving in the capacities described above. Included in the $105,000 bonus earned by Mr. Richman in 2003, is $85,000 of accrued, but unpaid compensation. From October to December 2002, Mr. Richman served as a consultant to the Company and was paid $30,500 in consulting fees and reimbursed $10,300 in business expenses.

3. Mr. Maggi was appointed acting Chief Executive Officer of the Company effective December 1, 2001, in which capacity he served until June 1, 2003, at which time he resigned from that office and took the position of Senior Vice President of Business Development. Mr. Maggi resigned as an officer and director of the Company in January 2004. Mr. Maggi served as an officer of the Company in his capacity as controlling shareholder of Intertainment, Inc., which provided consulting services to the Company. Mr. Maggi was not compensated directly by the Company. For the year ended December 31, 2003, the Company paid Intertainment, Inc. $358,647 for Mr. Maggi's services as acting Chief Executive Officer and other capacities. Included in such payment was $207,500 in consulting fees, $119,647 in business expense reimbursements, and $31,500 as reimbursement for a portion of the rent on a New York office he occupied. For the year ended December 31, 2002, the Company paid Intertainment, Inc. $314,830 for Mr. Maggi's services as acting Chief Executive Officer. Included in such payment was $180,000 in consulting fees, $100,483 in expense reimbursements, and $34,347 as reimbursement for a portion of the rent on a New York office he occupied. For the year ended December 31, 2001, total consulting fees paid to Intertainment, Inc. was $10,000.

4. Dr. Yogeshwar resigned as an officer and employee of the Company in January 2004. Dr. Yogeshwar was appointed to the Company's Board of Directors in March 2004.

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

         During the year ended December 31, 2002, no options were granted to any officer of the Company as compensation for services rendered.

         The following table sets forth information with respect to the stock options granted to the Named Executive Officers during the year ended December 31, 2003.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                         Number of Securities
                              Underlying          % of Total Options/SARs
                             Options/SARs          Granted to Employees in     Exercise or Base
Name                          Granted (#)                Fiscal Year             Price ($/Sh)        Expiration Date
----                     ---------------------    ------------------------     ----------------      ---------------
Michael Knaisch               750,000(1)                   19.6%                    $0.28            January 8, 2013
Matthew Richman               500,000(1)                   13.1%                    $0.28            January 8, 2013
Donald Maggi                  840,000(1)                   22.0%                    $0.28            January 8, 2013
Jay Yogeshwar                     -0-                       0%                       N/A                   N/A

--------------
1. Stock option grants contain a one-year vesting acceleration upon the grant of the option.

         The following table sets forth information with respect to each exercise of stock options during the year ended December 31, 2003 by each of the Named Executive Officers and the value at December 31, 2003 of all unexercised stock options held by such persons.

         AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 2003
                       AND DECEMBER 31, 2003 OPTION VALUES

                                                                                               Value of Unexercised
                                                          Number of Securities Underlying    In-the-money options at
                             Shares                           Unexercised Options at            December 31, 2003
                           Acquired on       Value               December 31, 2003                  Exercisable/
Name                       Exercise (#)    Realized ($)      Exercisable/ Unexercisable           Unexercisable(1)
----------------          -------------    ------------   -------------------------------    -----------------------
Michael Knaisch                -0-            $-0-                500,000/250,000                   $-0-/$-0-
Matthew Richman                -0-            $-0-                333,333/166,667                   $-0-/$-0-
Jay Yogeshwar                  -0-            $-0-                   15,950/0                       $-0-/$-0-
Donald Maggi                   -0-            $-0-                  560,000/-0-                     $-0-/$-0-

---------------
1. Potential unrealized value is calculated as the fair market value at December 31, 2003 ($.12 per share on the OTC-BB), less the option exercise price, times the number of shares.

COMPENSATION OF DIRECTORS

         Non-employee directors currently receive no annual fees for their services, but will be reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board.

EMPLOYMENT CONTRACTS

         The Company entered into one-year employment agreements with Michael Knaisch, its Chief Executive Officer, and with Matthew Richman, its Chief Financial Officer and Chief Operating Officer.

         The employment agreement with Mr. Knaisch contains the following provisions: annual base salary of $200,000; annual bonus of up to 50% of the base salary, subject to increase at the discretion of the Board of Directors; covers a term of one year with automatic renewal; provides for additional life insurance for the executive paid by the Company with a benefit equal to three times the annual base salary; and contains severance provisions for the payment of one-year annual salary and benefits in the event of a change in control or the termination of the employee's employment for reason other than for cause.

         The employment agreement with Mr. Richman contains the following provisions: annual base salary of $160,000; annual bonus of up to 50% of the base salary, subject to increase at the discretion of the Board of Directors; covers a term of one year with automatic renewal; provides for additional life insurance for the executive paid by the Company with a benefit equal to three times the annual base salary; and contains severance provisions for the payment of one-year annual salary and benefits in the event of a change in control or the termination of the employee's employment for reason other than for cause.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of March 16, 2004 regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock of the Company; (ii) each director of the Company and the executive officers of the Company whose compensation is required to be reported in Item 10 of this Report, and (iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

                                                                                 Number of Shares       Percent of
                                                                                   Beneficially        Outstanding
           Name                            Address                                   Owned(1)            Shares(2)
--------------------        -----------------------------------                   ---------------      -----------
Thomas P. Sweeney III       1140 Pearl Street                                       6,572,926             13.6%(14)
                            Boulder, CO  80302

ManagedStorage              12303 Airport Way, Suite 250, Broomfield,               16,952,381            28.9%(3)
  International, Inc.       CO 80021

Rice Opportunity Fund LLC   666 Dundee Rd. Suite 1901                                4,119,949             9.9%(4)
                            Northbrook, IL 60062
Equity Pier LLC             1140 Pearl Street                                        6,572,926            13.6%(5)
                            Boulder, CO  80301

Storage Technology          One StorageTek Drive                                     5,622,888            11.9%
  Corporation               Louisville, CO  80028

Irl Nathan                  8235 Douglas Ave. Suite 1100                             4,119,984             9.9%(6)
                            Dallas, TX 75225

Jay Yogeshwar               Front Porch Digital Inc.                                 2,287,045             5.2%(7)
                            20000 Horizon Way, Suite 120
                            Mount Laurel, NJ  08054

Christopher Brown           16902 Harbor Master Cove Cornelius, NC 28031             4,121,429             9.0%(8)

Brown Door, Inc.            P.O. 1099                                                3,416,866             7.6%(9)
                            Farmingdale, NJ 07727

Paul McKnight               1140 Pearl Street                                          200,000               * (13)
                            Boulder, CO  80302

Donald Maggi                10 Verrazano Drive                                         958,095             2.2%(10)
                            Middletown, NJ 07748

Michael Knaisch             1140 Pearl Street                                          857,143             2.0%(11)
                            Boulder, CO 80302

Matthew Richman             1140 Pearl Street                                          690,476             1.6%(12)
                            Boulder, CO 80302

Patrick Whittingham         12 Heron Drive                                                   -               -
                            Old Tappan, NJ 07675


All directors and executive officers as a group (six persons)                       10,607,590            22.5%

-------------------
* Constitutes less than 1%

1. Includes any options or warrants to purchase shares that are presently exercisable or exercisable within 60 days.

2. All percentages are calculated based upon a total of 41,680,409 shares outstanding as of March 16, 2004, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are presently exercisable or exercisable within 60 days.

3. Represents 7,500,000 shares owned of record, 5,952,381 shares of common stock issuable upon conversion of a convertible note, warrants to purchase 1,750,000 shares at $2.00 per share and warrants to purchase 1,750,000 shares at $4.00 per share.

4. Represents shares owned of record by Rice Opportunity Fund LLC and shares of common stock issuable upon conversion of a convertible note, subject to a maximum aggregate ownership percentage of 9.9%.

5. Represents 1,224,420 shares owned of record by Equity Pier LLC, 2,023,810 shares of common stock issuable upon conversion of a convertible note and presently exercisable warrants to purchase 3,324,696 shares at $2.00 per share.

6. Represents shares owned of record by Mr. Nathan and shares of common stock issuable upon conversion of a convertible note, subject to a maximum aggregate ownership percentage of 9.9%.

7. Represents 2,033,000 shares owned of record by Dr. Yogeshwar, 238,095 shares of common stock issuable upon conversion of a convertible note and presently exercisable options to purchase 15,950 shares at $.64 per share.

8. Represents 550,000 shares owned of record by Dr. Brown and 3,571,429 shares of common stock issuable upon conversion of a convertible note

9. Represents 418,056 shares owned of record by Brown Door, Inc., 2,023,810 shares of common stock issuable upon conversion of a convertible note, and presently exercisable warrants to purchase 975,000 shares at $0.50 per share.

10. Represents 238,095 shares of common stock issuable upon conversion of a convertible note and presently exercisable options to purchase 560,000 shares at $0.28 per share and presently exercisable warrants to purchase 160,000 shares at $0.50 per share.

11. Represents 357,143 shares of common stock issuable upon conversion of a convertible note and presently exercisable options to purchase 500,000 shares at $0.28 per share. The investment in the convertible note is held in aggregate by Equity Pier LLC, which has joint control over the instrument.

12. Represents 357,143 shares of common stock issuable upon conversion of a convertible note and presently exercisable options to purchase 333,333 shares at $0.28 per share. The investment in the convertible note is held in aggregate by Equity Pier LLC, which has joint control over the instrument.

13. Represents presently exercisable options to purchase 200,000 shares at $0.28 per share. Mr. McKnight is a member of Equity Pier LLC and the Chief Financial Officer of ManagedStorage International Inc. Mr. McKnight disclaims beneficial ownership of the shares of common stock beneficially owned by those entities.

14. Represents shares beneficially owned by Equity Pier LLC, of which Mr. Sweeney is the founder and managing member. Mr. Sweeney is also the Chairman of the Board and Chief Executive Officer of ManagedStorage International, Inc. Mr. Sweeney disclaims beneficial ownership of the shares of common stock beneficially owned by ManagedStorage International, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company regularly transacts business with Storage Technology Corporation ("StorageTek"), a significant shareholder in the Company. During 2003, the Company purchased $62,000 from for hardware and related services and generated $556,000 of revenue through its relationship with StorageTek (revenue from an end-user customer that is not StorageTek). At December 31, 2003, the Company had receivables from StorageTek of $321,000 and had a current liability of $9,600.

         During 2002, the Company received a loan in the amount of $100,000 from ManagedStorage International, Inc., a significant shareholder of the Company, for short-term working capital in connection with the acquisition of the DIVArchive product line. The note was payable on demand and carried an annual interest rate of 7%. This note and all accrued interest were repaid on December 9, 2002. Thomas P. Sweeney III, the Chairman of the Board of the Company, is the Chairman of the Board and Chief Executive Officer of MSI.

         During 2002, ManagedStorage International provided limited services to the Company in human resources and technology support. The Company was not charged for these services in 2002. At December 31, 2002, the Company had no liability to MSI. In 2003, the Company incurred $41,000 in such costs to MSI. At December 31, 2003, the Company had a liability to MSI in the amount of $15,000.

         Thomas P. Sweeney III, the Chairman of the Board of the Company, is the founder and Managing Partner of Equity Pier LLC ("Equity Pier"). During 2003, the Company incurred costs totaling $16,000 primarily related to the reimbursement of travel and business expenses of the Company incurred by Mr. Sweeney and those incurred on behalf of the Company executives. Also during 2003, the Company leased office space from Equity Pier at a rate of $1,500 per month. Total costs incurred under this arrangement amounted to $18,000. At December 31, 2003, the Company owed Equity Pier $15,614. During 2002, the Company incurred a liability of $10,695 to Equity Pier primarily related to the reimbursement of travel and business expenses incurred by Mr. Sweeney, which liability was unpaid at December 31, 2002. At December 31, 2002, the Company owed Equity Pier $40,605.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)(1) FINANCIAL STATEMENTS:

                                                                         Page

Reports of Independent Public Accountants............................     F-1

Consolidated Balance Sheet as of December 31, 2003...................     F-4

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002...........................................     F-5

Consolidated Statements of Stockholders' Equity (Deficiency) for the
years ended December 31, 2003 and 2002...............................     F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2002...........................................     F-7

Notes to Consolidated Financial Statements...........................     F-8


         (A)(2) EXHIBITS:

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

EXHIBIT
NUMBER
------

4.1 Form of 8% Convertible Note (incorporated by reference to Exhibit 4.1 filed with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2002 filed on May 19, 2003).

4.2 Promissory Note dated May 1, 2003 from the Company to Briolette Investments Ltd. (incorporated by reference to Exhibit 4.2 filed with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2002 filed in on May 19, 2003).

10.1 2000 Equity Incentive Plan dated as of May 2, 2000 (incorporated by reference to exhibit 10.9 filed with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000 filed on April 2,
         2001).

10.2 Employee Bonus Plan dated as of March 20, 2001 (incorporated by reference to exhibit 10.10 filed with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000 filed on April 2,
         2001).

10.3 Registration Rights Agreement dated as of October 10, 2000 by and between the Company and Storage Technology Corporation (incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K filed on October 26, 2000).

10.4 Registration Rights Agreement dated as of October 10, 2000 between the Company and Equity Pier LLC (incorporated by reference to Exhibit 10.11 filed with the Company's Annual Report Form 10-KSB for the period ended December 31, 2000 filed on April 2, 2001).

10.5 Registration Right Agreement dated as of July 31, 2002 between the Company and ManagedStorage International Inc. (incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated July 31 2002 and filed on August 14, 2002).

10.6 Letter Agreement dated April 14, 2003 among the Company, Rice Opportunity Fund LLC and Irl Nathan (incorporated by reference to
         Exhibit 10.7 filed with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2002 filed on May 19, 2003).

10.7 Warrant dated as of July 31, 2002 for the purchase of up to $1,750,000 shares of the Company Common Stock at $2.00 per share (incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 8-K dated July 31 2002 and filed on August 14, 2002).

10.8 Warrant dated as of July 31, 2002 for the purchase of up to $1,750,000 shares of the Company Common Stock at $4.00 per share (incorporated by reference to Exhibit 10.5 filed with the Company's Current Report on Form 8-K dated July 31 2002 and filed on August 14, 2002).

10.9 Employment Agreement dated as of June 1, 2003 between the Company and Michael Knaisch (incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2003, filed on September 2, 2003).

EXHIBIT
NUMBER
------

10.10 Employment Agreement dated as of June 1, 2003 between the Company and Matthew Richman (incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2003, filed on September 2, 2003).

23.1     Consent of J.H. Cohn LLP

23.2     Consent of Ernst & Young LLP

23.3     Consent of Ernst & Young Audit, France

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (B) CURRENT REPORTS ON FORM 8-K OR 8-K/A:

The Company filed a Current Report on Form 8-K/A dated October 8, 2003 amending the Financial Statements, Pro Forma Financials and Exhibits filed pursuant to
Item 7 of the Company's Current Report on Form 8-K previously filed on July 31, 2002.

The Company filed a Current Report on Form 8-K dated October 31, 2003 announcing the dismissal of Ernst & Young LLP as the Company's independent accountants and the engagement of J.H. Cohn LLP as the Company's new independent accountants.

The Company filed a Current Report on Form 8-K dated November 19, 2003 announcing the Company's financial results for the third quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The firm of J.H. Cohn LLP served as our independent public accountants since October 24, 2003. The firm of Ernst & Young LLP served as our independent public accountants through October 23, 2003. The aggregate fees billed by the accounting firms for the audits of our financial statements included in our annual report on Form 10-KSB and for the review of our financial statements included in our quarterly reports on Form 10-QSB for our fiscal year ended December 31, 2003 was $30,000 by J.H. Cohn LLP and $18,000 by Ernst & Young LLP. The aggregate fees billed by the Ernst & Young LLP for the fiscal year ended December 31, 2002, totaled $112,000.

AUDIT-RELATED FEES

         The aggregate fees billed in each of fiscal 2003 and 2002 for assurance and related services by the accounting firms that are reasonably related to the audit or review of our financial statements and that were not covered in the Audit Fees disclosure above, was $8,200 ($3,800 by J.H. Cohn LLP and $4,400 by Ernst & Young LLP) and $77,000, respectively.

TAX FEES

         The aggregate fees billed in each of fiscal 2003 and 2002 for professional services rendered by the accounting firms for tax compliance, tax advice or tax planning was $0 and $0, respectively.

ALL OTHER FEES

         There were no fees billed in fiscal 2003 or 2002 for professional services rendered by the accounting firms except as disclosed above.

BOARD OF DIRECTORS PRE-APPROVAL

         In accordance with paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X, the Company's Board of Directors formally adopted resolutions pre-approving our engagement of J.H. Cohn LLP to act as our independent auditor for our last fiscal year ended December 31, 2003. Although our Board of Directors did not formally adopt resolutions pre-approving our engagement of Ernst & Young LLP to act as our independent auditor for the fiscal year ended December 31, 2002, each of directors was aware of, but did not object to, our engagement of Ernst & Young LLP. Our independent auditors performed all work described above with their respective full-time, permanent employees.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2004                           Front Porch Digital Inc.
                                                By: /s/ Michael Knaisch
                                                ---------------------------
                                                Michael Knaisch
                                                Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date                                Title

/s/ Michael Knaisch                           Chief Executive Officer (principal
------------------------------------            executive officer)
Michael Knaisch
April 13, 2004

/s/ Matthew Richman                           Chief Financial Officer and
------------------------------------            Treasurer (principal financial
Matthew Richman                                 and accounting officer)
April 13, 2004

/s/ Paul McKnight                             Director

------------------------------------
Paul McKnight
April 13, 2004

/s/ Thomas P. Sweeney                         Director
------------------------------------
Thomas P. Sweeney
April 13, 2004

/s/ Jay Yogeshwar                             Director
------------------------------------
Jay Yogeshwar
April 13, 2004


                                              Director
------------------------------------
Patrick Whittingham
April __, 2004

                            FRONT PORCH DIGITAL INC.
                          INDEX TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                                                                         Page

Reports of Independent Public Accountants............................     F-1

Consolidated Balance Sheet as of December 31, 2003...................     F-4

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002...........................................     F-5

Consolidated Statements of Stockholders' Equity (Deficiency) for the
years ended December 31, 2003 and 2002...............................     F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2002...........................................     F-7

Notes to Consolidated Financial Statements...........................     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Front Porch Digital, Inc.

We have audited the consolidated balance sheet of Front Porch Digital, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Front Porch Digital International, S.A.S., a wholly-owned subsidiary, which statements reflect total assets of $1,319,037 as of December 31, 2003, and total revenues of $2,042,640 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Front Porch Digital International, S.A.S., is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Front Porch Digital, Inc. and Subsidiary as of December 31, 2003, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ J.H. Cohn LLP

Roseland, New Jersey
March 31, 2004, except for Note 17
   which is as of April 8, 2004

                               ERNST & YOUNG AUDIT


Front Porch Digital International, S.A.S.

Report of independent auditor

To the partner of Front Porch Digital International S.A.S.,

We have audited the accompanying financial statements of Front Porch Digital International S.A.S. as of and for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Generally Accepted Auditing Standards in the United States. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying financial statements of Front Porch Digital International S.A.S. present fairly, in all material respects, the financial position of the company at December 31,2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

March 30, 2004

                               Ernst & Young Audit

/s/ JEROME GUIRAUDEN                                      /s/ JEAN-MARC BINSON
--------------------                                      --------------------
Jerome Guirauden                                          Jean-Marc Binson

Report of Independent Auditors


Board of Directors and Stockholders
Front Porch Digital Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Front Porch Digital Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements of Front Porch Digital Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying 2002 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred losses and negative cash flows from operating activities since commencement of operations in its current line of business. Further, the Company has a working capital deficit of $2.1 million at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                  /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
May 9, 2003

                            FRONT PORCH DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEET

ASSETS                                                                        December 31, 2003
Current assets:
  Cash and cash equivalents                                                        $    394,295
  Accounts receivable - trade and other, net of allowance of $30,200
    Non-affiliates                                                                      666,497
    Affiliates                                                                          321,475
  Other current assets                                                                  180,068
                                                                                   ------------
Total current assets                                                                  1,562,335


Property and equipment, net                                                             146,098

Software development costs, net                                                         374,417

Intellectual property, net                                                              275,889

Goodwill, net                                                                           415,718

Other assets                                                                             40,317
                                                                                   ------------

Total assets                                                                       $  2,814,774
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Notes payable                                                                    $    534,190
  Current portion of long-term liabilities                                               92,204
  Accounts payable                                                                    1,060,889
  Accrued expenses                                                                      898,909
  Accrued expenses - employees                                                          793,261
  Deferred revenue                                                                      506,030
                                                                                   ------------
Total current liabilities                                                             3,885,483

Long-term liabilities, net of current portion                                           372,318
                                                                                   ------------

Total liabilities                                                                     4,257,801
                                                                                   ------------

Commitments and contingencies

Stockholders' deficiency:
  Preferred stock, nonvoting, $.001 par value, 5,000,000 shares                              --
    authorized, none issued or outstanding
  Common stock, $.001 par value 50,000,000 shares authorized, 43,138,652 shares
    issued, 41,705,652 shares outstanding, 1,433,000 shares in treasury                  41,705
  Common stock to be issued                                                             380,000
  Additional paid-in capital                                                         25,455,215
  Accumulated other comprehensive income-foreign currency translation adjustment         67,406
  Accumulated deficit                                                               (27,387,353)
                                                                                   ------------
Total stockholders' deficiency                                                       (1,443,027)
                                                                                   ------------

Total liabilities and stockholders' deficiency                                     $  2,814,774
                                                                                   ============

          See accompanying notes to consolidated financial statements.

                            FRONT PORCH DIGITAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Years ended December 31,
                                                                ----------------------------------
                                                                     2003                  2002
                                                                ----------------------------------
Revenues:
  Products                                                      $  2,084,532          $    903,690
  Services                                                           281,089               797,166
  Services - affiliate                                               556,134                  --
                                                                ------------          ------------
Total revenues                                                     2,921,755             1,700,856
                                                                ------------          ------------

Cost of revenues:
  Products                                                           387,016               331,304
  Services                                                           616,669                12,312
                                                                ------------          ------------
Total cost of revenues                                             1,003,685               343,616
                                                                ------------          ------------
Gross margin                                                       1,918,070             1,357,240
                                                                ------------          ------------

Operating expenses:
Selling, general and administrative                                4,104,039             2,977,486
Research and development                                              49,429               211,828
Depreciation                                                         293,572               250,853
Amortization                                                         290,835               214,509
                                                                ------------          ------------
Total operating expenses                                           4,737,875             3,654,676
                                                                ------------          ------------

Operating loss                                                    (2,819,805)           (2,297,436)
                                                                ------------          ------------

Other income (expense):
Interest income                                                       10,466                 1,259
Interest expense                                                    (782,689)             (500,360)
Other income (expense)                                                 6,799               (49,344)
Foreign currency transaction (loss) gain                             (89,849)                3,444
                                                                ------------          ------------
Total other expense, net                                            (855,273)             (545,001)
                                                                ------------          ------------

Loss from continuing operations                                   (3,675,078)           (2,842,437)
                                                                ------------          ------------

Loss from operations of discontinued operations                   (3,262,644)             (458,201)
Loss on sale of discontinued operations                             (448,529)                 --
                                                                ------------          ------------
Loss from discontinued operations                                 (3,711,173)             (458,201)
                                                                ------------          ------------

Net loss                                                        $ (7,386,251)         $ (3,300,638)
                                                                ============          ============

Weighted average shares outstanding - basic and diluted           38,773,487            28,767,606

Loss per share - basic and diluted:
Loss from continuing operations                                 $      (0.09)         $      (0.10)
Loss from discontinued operations                               $      (0.10)         $      (0.01)
Net loss                                                        $      (0.19)         $      (0.11)

          See accompanying notes to consolidated financial statements.

                            FRONT PORCH DIGITAL, INC.
                 Statements of Stockholders' Equity (Deficiency)
                     Years Ended December 31, 2003 and 2002

                                                                      Common                Accumulated                   Total
                                                  Common Stock        Stock     Additional     Other                   Stockholders'
                                            ----------------------    to be      Paid-in   Comprehensive Accumulated     Equity
                                              Shares      Amount      Issued     Capital      Income       Deficit     (Deficiency)
                                            ----------- ----------   --------  ----------- ------------- -----------   -------------
Balance, January 1, 2002                     25,655,120   $25,655  $    --     $20,353,532   $    --    $(16,700,464)   $ 3,678,723

Stock option compensation costs                    --        --         --         200,932        --            --          200,932

Debt discount on notes payable                     --        --         --         500,000        --            --          500,000

Common stock issued to MSI
for acquisition of MSI France assets          5,000,000     5,000       --       1,827,500        --            --        1,832,500

Common stock and warrants issued
  for cash, net of issuance costs               400,000       400       --          49,600        --            --           50,000

Common stock issued to employees
  and consultants                               678,490       679       --         381,134        --            --          381,813

Common stock issued in exchange
  for retiremen of shares and warrants        1,062,075     1,062       --          (1,062)       --            --             --

Return of common stock issued to Storage
  Technology for the acquisition of
  media services operation in 2000             (465,748)     (466)                     466                                     --

2,500,000 common shares to be issued upon
  settlement of contingent consideration           --        --      750,000          --          --            --          750,000

Comprehensive Loss:

  Net loss                                                                                                (3,300,638)    (3,300,638)

  Foreign currency translation adjustment                                                     68,705            --           68,705
                                                                                                                         -----------
Total comprehensive loss                                                                                                 (3,231,933)
                                           -----------------------------------------------------------------------------------------
Balance, December 31, 2002                   32,329,937    32,330    750,000    23,312,102    68,705     (20,001,102)     4,162,035

Debt discount on 8% unsecured
  convertible notes                                --        --         --         990,000      --              --          990,000

Common stock issued for conversion
  of senior secured debt to equity            6,785,715     6,785       --         278,215      --              --          285,000

Common stock issued in satisfaction
  of earnout considerations on acquisition    2,500,000     2,500   (750,000)      747,500      --              --             --

Induced conversion of debt                         --        --         --          39,588      --              --           39,588

Warrants issued in connection
  with refinancing                                 --        --         --          73,500      --              --           73,500

Common stock issued to employees
  for services                                   90,000        90                   14,310                                   14,400

1,833,000 common shares to be issued for
  disposition of business unit                     --        --      275,000          --        --              --          275,000

175,000 common shares to be issued for
  legal settlement                                 --        --      105,000          --        --              --          105,000

Comprehensive Loss:

  Net loss                                                                                                (7,386,251)    (7,386,251)

  Foreign currency translation adjustment                                                     (1,299)                        (1,299)
                                                                                                                         -----------
Total comprehensive loss                                                                                                 (7,387,550)
                                           -----------------------------------------------------------------------------------------
Balance, December 31, 2003                   41,705,652   $41,705  $ 380,000   $25,455,215   $67,406    $(27,387,353)   $(1,443,027)
                                           =========================================================================================


          See accompanying notes to consolidated financial statements.

                            FRONT PORCH DIGITAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years Ended December 31,
                                                                                              2003                2002
                                                                                          --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                $(7,386,251)       $(3,300,638)
  Loss from operations of discontinued operations                                           3,262,644            458,201
  Loss on sale of discontinued operations                                                     448,529               --
                                                                                          -----------        -----------
  Loss from continuing operations                                                          (3,675,078)        (2,842,437)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
    Depreciation and amortization                                                             584,407            465,362
    Non-cash interest expense                                                                 695,801            468,175
    Non-cash issuance of common stock to employees and consultants for services                  --              329,888
    Stock option compensation expense                                                            --              200,932
    Bad debt expense                                                                            5,700            125,000
    Gain on sale of fixed assets                                                               (6,875)           (46,551)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                         435,487            494,710
      Increase in accounts receivable - affiliate                                            (636,467)          (322,326)
      Decrease in deferred costs                                                                 --              159,746
      Decrease in other current assets                                                        121,890            148,973
      Decrease (increase) in other assets                                                     109,086            (48,825)
      (Decrease) increase in accounts payable                                                (323,263)           476,098
      Decrease in accrued expenses                                                            (47,859)           (48,689)
      Increase in accrued expenses - employees                                                220,626             66,996
      Increase in deferred revenue                                                            346,197            423,902
      Other changes in operating activities                                                    17,814             (9,586)
                                                                                          -----------        -----------
  Net cash (used in) provided by operating activities by continuing operations             (2,152,534)            41,368
                                                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                       (146,707)          (375,471)
  Net cash acquired from ManagedStorage                                                          --              695,706
  Software development costs                                                                 (234,314)          (127,249)
  Proceeds from sale of fixed assets                                                           86,509             46,551
  Other investing activities                                                                     --               (9,406)
                                                                                          -----------        -----------
  Net cash (used in) provided by investing activities from continuing operations             (294,512)           230,131
                                                                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                                 645,000            800,000
  Repayment of note payable and capital leases                                               (283,135)          (299,471)
  Proceeds from issuance of common stock                                                         --               50,000
                                                                                          -----------        -----------
  Net cash provided by financing activities from continuing operations                        361,865            550,529
                                                                                          -----------        -----------

  Net cash provided by (used in) discontinued operations                                    1,706,160           (421,162)

  Effect of exchange rate changes on cash and cash equivalents                                (26,152)             5,163
                                                                                          -----------        -----------

  Net (decrease) increase in cash and cash equivalents                                       (405,173)           406,029
  Cash and cash equivalents, beginning of year                                                799,468            393,439
                                                                                          -----------        -----------
  Cash and cash equivalents, end of year                                                  $   394,295        $   799,468
                                                                                          ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of senior secured notes and accrued interest into shares of common stock   $   285,000        $      --
    Conversion of convertible senior notes into new unsecured convertible notes               250,000               --
    Conversion of liabilities into new unsecured convertible notes                             95,000               --

          See accompanying notes to consolidated financial statements.

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


1.    ORGANIZATION AND BASIS OF PRESENTATION

Front Porch Digital Inc. (which is referred to herein together with its subsidiary as the "Company") is an industry leader in the emerging market of digital information asset management. The Company utilizes a comprehensive suite of proprietary products and services that enable customers to efficiently and cost-effectively migrate data from nearly any media type and data format to any other media type and format. Incorporating software-based methodologies and intellectual property throughout its service offerings allows content to be captured, converted, managed and distributed in digital form efficiently and cost-effectively. The Company's proprietary DIVArchive software products enable customers to manage large-scale digital video archives in the media and entertainment industry. DIVArchive simplifies the process of preserving, managing and accessing content.

The Company is positioned to focus exclusively on the sale of software and services to the broadcast, media and entertainment industry. All of the Company's sales, sales engineering, development and delivery capabilities are organized and integrated to meet the growing needs of this market, particularly the broadcast and content provider segments.

The Company's customers are located in the United States, Europe, Asia, Canada and Mexico.

Consolidated assets as of December 31, 2003 and revenues for the year then ended include $1,319,000 and $2,093,000, respectively, related to the Company's subsidiary in France.


The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred losses since commencement of operations in its current line of business. In 2003, the Company incurred losses from continuing operations and generated negative cash flows from operating activities from continuing operations of $3.7 million and $2.2 million, respectively. The Company incurred a net loss of $7.4 million for the year ended December 31, 2003. Included in that loss is the net loss from discontinued operations of $3.7 million for the year ended December 31, 2003. Although management expects the Company's operating results to improve in 2004, there can be no assurance that the Company will not continue to sustain operating losses in 2004. Further, at December 31, 2003, the Company had a working capital deficit of $2.3 million and a stockholders' deficiency of $1.4 million. These factors create significant doubt about the Company's ability to continue as a going concern.

By the end of 2003, the Company had completed its restructuring efforts which were initiated during the fourth quarter of 2002. Key results of the restructuring were: the disposal of the Media Services business segment in Houston, TX; the disposal of the DIVArchive Medical business unit in France; a reduction in headcount and resultant cost savings; reduced facilities and costs in France; restructuring and settlement of liabilities and contingencies; and generating capital from issuance of notes and sale to Kodak. Management believes, but cannot assure, that these restructuring

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

efforts, and similar efforts in 2004, will enable the Company to meet its obligations through at least December 31, 2004.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Front Porch Digital, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue under the Contract method of accounting as prescribed by AICPA Statement of Position ("SOP") 97-2 in connection with an arrangement to deliver software or a software system requiring significant production, modification, or customization of software. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery and acceptance have occurred, the fee is fixed or determinable, and collection is reasonably assured.

The Company licenses software under license agreements and provides professional services including training, installation, consulting, and maintenance. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is reasonably assured, and no significant vendor obligations remain.

The Company allocates revenue to each component of the contract based on objective evidence of its fair value, as established by management. Because licensing of the software is generally not dependent on the professional services portion of the contract, software revenue is recognized upon delivery.

Fees for maintenance agreements are recognized ratably over the terms of the agreements. Maintenance is generally billed in advance resulting in deferred revenues.

The Company provides software-related professional services. Services are generally provided on a time and materials basis and revenue is recognized as the services are provided.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the related assets as follows: computer equipment and software over three years, office furniture and equipment over seven years and leasehold improvements over the term of the corresponding leases.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived tangible and intangible assets that do not have indefinite lives, such as fixed assets and intellectual property, are reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for such long-lived assets is based on the fair value of the asset.

Goodwill and other intangible assets with indefinite lives are not amortized and are subject to write downs charged to results of operations only when their carrying amounts are determined to be more than their estimated fair values based upon impairment tests that are required to be made annually or more frequently under certain circumstances. Fair values are determined based on models that incorporate estimates of future profitability and cash flows.

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes a new method of testing goodwill for impairment and requires this testing on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the reporting unit to which the goodwill is applicable below its carrying value. Pursuant to SFAS No. 142, the Company discontinued the amortization of its goodwill as of January 1, 2002.

At June 30, 2003, as a result of changes in the business environment, the Company recorded a loss of $3.3 million (included in loss from discontinued operations) for the impairment of goodwill and intellectual property related to the media services segment to reflect the fair value of the business based upon a valuation analysis using discounted future cash flows. Also at that time, the Company evaluated the recoverability of its other intangible assets and found no indication of impairment. The Company will continue with its annual testing of the impairment of goodwill under this standard that may result in future periodic write-downs of its goodwill.

At December 31, 2003, total goodwill amounted to $416,000. Included in the impairment charge described above, is an impairment charge of $3.0 million against goodwill related to the Media Services business recorded on June 30,

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

2003. Also during 2003, the Company sold $1.7 million of goodwill in connection with the sale of its Media Service business, and the Company sold $208,000 of goodwill in connection with the sale of the DIVArchive Medical business to Kodak. Prior to those changes, goodwill at December 31, 2002 amounted to $5.3 million. There were no other changes to goodwill during 2003. During 2002, in connection with the acquisition of its DIVArchive business operations in France, the Company recorded goodwill of $628,000. There were no other changes to goodwill during 2002.

Other amortized intangibles consist primarily of intellectual property and are amortized on a straight-line basis over the estimated life of the assets (three years). Amortization expense for other amortized intangibles was $189,414 for the year ended December 31, 2003. For the year ended December 31, 2002, amortization expense was $62,709. Projected amortization expense for the next two years for intangibles will approximate $176,000 and $100,000.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product is available for general release to customers, capitalization is ceased, and such previously capitalized costs are amortized over the remaining estimated economic useful life of the product, not to exceed three years. As of December 31, 2003, $562,000 of software development costs had been capitalized and $188,000 of accumulated amortization was recorded. For the year ended December 31, 2003, total amortization expense of $101,000 was recorded for capitalized software development costs.

RESEARCH AND DEVELOPMENT COSTS

For the years ended December 31, 2003 and 2002, the Company incurred costs related to its research and development activities totaling $583,000 and $339,000, respectively, of which, $49,000 and $212,000, respectively, was recorded as research and development expense and $534,000 and $127,000, respectively, was capitalized and/or charged to cost of revenues.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The accounts of the international subsidiary are translated in accordance with SFAS No. 52, "Foreign Currency Translation", which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date, and that the results of operations be translated at the average exchange rates during the year. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. While the Company looks for opportunities to reduce its exposure to foreign currency fluctuations against the U.S. dollar, at this point the Company has not had adequate financial resources to pursue hedging opportunities

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

generally. At December 31, 2003, the Company reported a cumulative translation gain of $67,000 as a component of accumulated other comprehensive income. The Company is also subject to foreign exchange transaction exposure when its subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the year ended December 31, 2003 and 2002 was a loss of $90,000 and a gain of $3,000, respectively.

INCOME TAXES

The Company utilizes the asset and liability method to determine the provision for income taxes, whereby deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse. Since the Company has incurred losses since inception and there can be no assurance that the Company will not continue to generate losses in the future, a full valuation allowance is recorded against net deferred tax assets.

PER SHARE DATA

The Company reports its earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" ("SFAS 128"). Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding during the period. Shares from the assumed conversion of outstanding warrants and options have been omitted from the computations of diluted loss per share for the years ended December 31, 2003 and 2002 because the effect would be antidilutive. However, if the Company was not in a loss position, 24,396,429 shares from the assumed exercise or conversion of warrants, options, and convertible notes would have been considered dilutive shares at December 31, 2003.

CONCENTRATION OF CREDIT RISK

The Company sells its products and services throughout the United States, Europe and Asia. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations.

In 2003, the Company's revenues came largely from the European and Asian geographic markets. In 2003, aggregate revenues from customers located in Europe or Asia amounted to $2.0 million, or 70% of total revenue, while revenues from customers located in North America totaled $0.9 million, or 30% or total revenue. In 2002, the Company's revenues from customers located in Europe or Asia amounted to $1.0 million, or 59% of total revenue, while revenues from customers located in North America totaled $0.7 million, or 41% of total revenue.

During 2003, revenues from two customers, each exceeding 10% of total revenue, aggregated 19% and 15%, respectively. Accounts receivable from the

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Company's largest customer was $321,000 as of December 31, 2003, which represented approximately 37% of total trade receivables at that date. This customer is also a stockholder of the Company.

During 2002, revenues from two customers, each exceeding 10% of total revenue, aggregated 31% and 18%, respectively.

FINANCIAL INSTRUMENTS

The carrying value of short-term financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximates their fair value based on the short-term maturities of these instruments.

STOCK-BASED COMPENSATION

The Company has elected to follow the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options whereby compensation cost is recorded for any excess of the quoted market price of its common shares over the exercise price at the date of grant for all employee stock options issued. The effect of applying the fair value method pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation" to the Company's stock-based awards is disclosed in the table below. Pro forma results of operations may not be representative of the effects on reported or pro forma results of operations for future periods.

                                                                               YEARS ENDED DECEMBER 31,
                                                                               2003              2002
                                                                          -------------      ------------
Pro Forma Net Loss:
Net loss                                                                   $(7,386,000)       $(3,301,000)
Add: Stock based employee compensation expense - as recorded                      --              201,000
Deduct: Stock based employee compensation expense - determined under
   fair value based method for all awards                                      383,000          1,028,000
                                                                           -----------        -----------
Pro forma net loss                                                         $(7,769,000)       $(4,128,000)
                                                                           ===========        ===========

Pro Forma Loss Per Share:
Loss per share - basic and diluted, as reported                            $     (0.19)       $     (0.11)
Loss per share - basic and diluted, proforma                               $     (0.20)       $     (0.14)


The Company accounts for common stock, stock options and other equity instruments issued in exchange for goods or services using the fair value method and records expense based on the values determined.

In determining the fair value of stock options granted in 2003 and 2002, and thus determining historical and pro forma compensation expense under the fair value method, the Company utilized the Black-Scholes valuation model with the

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

following weighted average assumptions: dividend yield of 0%, risk free interest rate of 0.81%, expected volatility between 134% and 183% in 2003 and 2002, respectively, and expected lives of three years.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

3.    ACQUISITION

On July 31, 2002, the Company acquired all of the outstanding stock of ManagedStorage International France, a French SOCIETE PAR ACTIONS SIMPLIFEE("MSI France"), and certain assets of ManagedStorage International, Inc., a Delaware corporation ("ManagedStorage" or "MSI"), pursuant to a Stock and Asset Purchase Agreement dated as of July 31, 2002 (the "Purchase Agreement"), between the Company and ManagedStorage. The consideration paid by the Company pursuant to the Purchase Agreement consisted of (a) 5,000,000 shares of common stock of the Company which were valued at $1.5 million; (ii) a warrant for the purchase of up to 1,750,000 shares of Company common stock at a price of $2.00 per share, exercisable immediately and expiring on July 31, 2012; and (iii) a warrant for the purchase of up to 1,750,000 shares of Company common stock at a price of $4.00 per share, exercisable immediately and expiring on July 31, 2012. In December 2002, an additional $750,000 of consideration became payable to the seller as certain earn-out targets were achieved. In April 2003, 2.5 million shares of common stock of the Company were issued in satisfaction of this earn-out consideration.

The following unaudited pro forma results of operations for the year ended December 31, 2002 are presented to reflect the acquisition as if it had occurred as of the beginning of 2002.

                                                           2002
                                                           ----
         Revenues                                      $ 3,997,000
         Loss from continuing operations                (3,709,000)
         Net loss                                       (4,804,000)
         Basic and diluted loss per share              $      (.14)
         Weighted average shares outstanding
         - basic and diluted                            34,349,798

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

4.    SALE OF DIVARCHIVE MEDICAL BUSINESS

On April 23, 2003, the Company sold to Kodak the Company's intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak paid the Company $850,000, assumed $137,000 of accrued employee obligations, employed substantially all of the Company's personnel associated with the transferred assets and assumed certain software support obligations related to the Company's existing DIVArchive customers in the medical industry. The Company recorded a gain on the sale of $586,000. Subsequent to the sale, Kodak and the Company entered into certain other arrangements that resulted in Kodak assuming much of the Company's operating facility space and equipment located in Toulouse, France. These actions and certain other costs incurred in 2003 related to closing of this operation have been classified as a loss from discontinued operations.

Summarized components of the gain on the sale of the DIVArchive Medical business were as follows:

         Cash received                                        $ 850,000
         Liabilities transferred                                137,000
         Intellectual property and goodwill sold               (401,000)
                                                              ---------
         Gain on sale of DIVArchive Medical component         $ 586,000
                                                              =========

The DIVArchive Medical business is accounted for as a discontinued operation in the accompanying consolidated financial statements in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The gain on the sale of the DIVArchive Medical business is included as a component of the loss from discontinued operations. The results of operations and cash flows of the DIVArchive Medical operations have been removed from the Company's results of continuing operations for all periods presented. All related disclosures have also been adjusted to reflect the discontinued operation. See Note 7 - Discontinued Operations - to the consolidated financial statements.

5.    SALE OF MEDIA SERVICES BUSINESS

In December 2003, the Company sold the remaining assets, intellectual property and certain liabilities of the Media Services business unit to a former employee of the Company, and Data Strategies International, Inc. (collectively, "the parties"), a company owned and controlled by said former employee. The Company also settled all remaining employment and service related obligations to the parties through the issuance of 1,833,000 shares of the Company's common stock with a fair market value of $275,000 on the transaction date. The sale of the business unit also settled all legal claims on behalf of all parties and release all parties from any future claims, liabilities, etc.

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Summarized components of the transaction and resultant loss on the sale of the Media Services business were as follows:

         Liabilities transferred                               $   930,000
         Common stock to be issued                                (275,000)
         Tangible net assets sold                                 (328,000)
         Intellectual property and goodwill sold                (1,362,000)
                                                               -----------
         Loss on sale of Media Services segment                $(1,035,000)
                                                               ===========

The Media Services business is accounted for as a discontinued operation in the accompanying consolidated financial statements in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The loss on the sale of the Media Services business is included as a component of the loss from discontinued operations. The results of operations and cash flows of the Media Services operations have been removed from the Company's results of continuing operations for all periods presented. All related disclosures have also been adjusted to reflect the discontinued operation. See Note 7 - Discontinued Operations - to the consolidated financial statements.

6. LOSS ON IMPAIRMENT OF GOODWILL AND INTELLECTUAL PROPERTY - MEDIA SERVICES SEGMENT

As a result of changes in the business environment, at June 30, 2003, the Company recorded a loss of $3.3 million on the impairment of goodwill and intellectual property related to the Company's Media Services business to reflect the fair value of the business based upon a valuation analysis using discounted future cash flows. Included in the loss is:

Impairment of intellectual property                         $   362,000
Impairment of goodwill                                        2,974,000
                                                            -----------
Total impairment recorded                                   $ 3,336,000
                                                            ===========

The loss on impairment of goodwill and intellectual property is included in the operating results of the Media Services business which is accounted for as a discontinued operation in the accompanying consolidated financial statements in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 7 - Discontinued Operations - to the consolidated financial statements.

7.    DISCONTINUED OPERATIONS

During 2003, the Company disposed of two business units: DIVArchive Medical business and the Media Services business. As a result of these dispositions, the Company currently operates in one business segment.

The operating results of the two business units are accounted for as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of operations and cash flows of the two business units' operations have been removed from the Company's results of

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

continuing operations and cash flows for all periods presented. All related disclosures have also been adjusted to reflect the discontinued operation.

Summarized operating results for the discontinued operations are as follows:

                                                     Years Ended December 31,
                                                      2003              2002
                                                  ------------------------------

       Revenues                                   $ 3,712,000       $ 3,197,000
       Gross margin                                 2,691,000         1,937,000
       Operating costs                              5,954,000         2,395,000
                                                  -----------       -----------
       Loss from operations of discontinued
           operations                             $(3,263,000)      $  (458,000)
                                                  ===========       ===========


Included within 2003 operating costs in the loss from operations of discontinued operations is a loss of $3,336,000 on the impairment of goodwill ($2,974,000) and intellectual property ($362,000) related to the Company's media services business. See Note 5 to the consolidated financial statements.

During 2003, losses incurred from the disposition of the discontinued business units were:

Gain on sale of DIVArchive Medical business      $   586,000
Loss on sale of Media Services segment            (1,035,000)
                                                 -----------
Net loss on disposal of business units           $  (449,000)
                                                 ===========

Net loss from discontinued operations was $3.7 million and $0.5 million for the years ended December 31, 2003 and 2002, respectively.

8.    PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003, consisted of:

         Computer equipment                           $588,601
         Software                                      324,118
         Leasehold improvements                         28,807
         Office furniture and equipment                190,995
                                                    ----------
                                                     1,132,521

         Less accumulated depreciation
           and amortization                            986,423
                                                    ----------
                                                      $146,098
                                                    ==========

Depreciation and amortization expense for the years ended December 31, 2003 and 2002 totaled $294,000 and $251,000, respectively.

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

9.    NOTES PAYABLE AND LONG-TERM LIABILITIES

At December 31, 2003, notes payable consisted of:

$990,000 aggregate principal amount of unsecured convertible notes that were issued in April 2003. The notes contain a beneficial conversion feature as the notes include certain anti-dilution protection and rights, and are convertible into Company Common Stock at a price significantly below the then current market price. The Company allocated $990,000 of the value received to this beneficial conversion feature, which has been recorded as a debt discount and is being amortized to interest expense over the term of the debt. The Company recorded non-cash interest expense for amortization of debt discount of $481,000 during the year ended December 31, 2003. At December 31, 2003, the remaining unamortized debt discount on these notes totaled $509,000 and the principal balance was $481,000. Proceeds from the issuance of these notes included:
$645,000 cash proceeds received by the Company; retirement of $250,000 principal balance of the former senior secured convertible notes that matured on March 31, 2003 (the remaining $250,000 principal and $35,000 in accrued interest was converted into 6,786,000 shares of the Company's common stock in accordance with the terms of the convertible secured note); and the conversion of $95,000 in current liabilities. The convertible notes bear interest at the rate of 8% per annum and mature on September 30, 2004. Principal and accrued interest are payable at maturity. The convertible notes are convertible at any time at the option of the note holders into shares of Company Common Stock at a conversion price of $.042 per share, subject to certain anti-dilution adjustments. The convertible notes may be prepaid by the Company at any time without penalty. In the event of a prepayment by the Company, or upon payment of principal and interest at maturity, the Company will be required to issue to the holders of such notes five-year common stock purchase warrants to purchase a number of shares of Company Common Stock equal to 5,500 shares for each $1,000 of principal balance repaid, at a purchase price of $0.10 per share, subject to certain anti-dilution adjustments. The purchase agreement relating to the convertible notes contains restrictions that, among others, prohibit the Company from issuing new debt, making capital expenditures in excess of specified amounts, paying dividends on common stock or granting security interests in assets without the consent of note holders owning a majority in principal amount of the outstanding convertible notes. The Company also recorded $125,000 non-cash interest expense for amortization of debt discount on the former senior secured convertible notes during the year ended December 31, 2003.

$53,333 unsecured note payable which is payable over 12 months maturing on May 1, 2004. The note is payable in equal monthly installments beginning May 1, 2003 and carries an annual interest rate of 9%. Accrued interest is payable at maturity. In April 2003, the Company recapitalized the outstanding balance and accrued interest of this existing unsecured note payable. In connection with this agreement, the Company issued warrants to purchase up to 100,000 shares of common stock at a price per share of $0.10 to the vendor.

In connection with the conversion of the $500,000 of the senior secured convertible notes into common stock and the 8% unsecured convertible

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

note, the Company recorded a $39,000 non-cash charge for this induced conversion.

At December 31, 2003, other long-term liability consisted of a $372,000 long-term payable to a single vendor, which was restructured in May 2003, to be payable over a five-year period, with interest of 5%. Payments under the agreement are fixed for the first year at $100,000. Remaining payments are subject to certain acceleration clauses based upon working capital levels and capital raised.

As of December 31, 2003, the Company had net capitalized deferred financing costs of $28,000. Amortization of these costs totaled $41,000 for the year ended December 31, 2003.

10. INCOME TAXES

At December 31, 2003, the Company had available for federal and state income tax purposes, net operating loss carry forwards of approximately $20 million that expire between 2007 and 2023 and foreign loss carryforwards of approximately $17 million with no expiration. The utilization of the U.S. Federal and State net operating loss carry forwards is subject to significant limitations under the tax codes due to changes in ownership, and portions may expire prior to utilization.

Significant components of the Company's deferred tax asset as of December 31, 2003 are attributable to temporary differences as follows:

         Deferred tax assets:

                           Accrued expenses and other             $     85,000
                           Depreciation                                599,000
                           Net operating loss carry forwards        12,415,000
                                                                  ------------
                  Total deferred tax assets                         13,099,000
                                                                  ------------

         Deferred tax liabilities:

                           Software development costs             $    127,000
                           Goodwill                                     14,000
                                                                  ------------
                  Total deferred tax liabilities                       141,000
                                                                  ------------
                  Net deferred tax assets                           12,958,000
                  Valuation allowance                              (12,958,000)
                                                                  ------------
                  Net deferred tax assets                         $        -0-
                                                                  ============

Management has recorded a valuation allowance against the entire deferred tax asset, as management does not consider the realization of this asset to be more likely than not. The increase in the valuation allowance during the years ended December 31, 2003 and 2002 was $5,443,000 and $1,315,000,

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

respectively. The statutory U.S. tax rate of 34% was reduced to zero due to an increase in the valuation allowance in 2003 and 2002.

11.   RETIREMENT PLAN

The Company adopted a 401(k) plan effective January 1, 2001 covering substantially all of its employees. Eligible employees may contribute up to 20% of compensation subject to certain limitations. The plan is established as a defined contribution plan. The Company in its sole discretion may make a matching contribution up to 100% of the employees' contributions during any plan year. As of December 31, 2003, the Company has not elected to make any such matching contributions to employee retirement accounts.

12.   STOCKHOLDERS' EQUITY (DEFICIENCY)

On December 2, 2003, the Company issued 90,000 shares to a former employee in settlement of service related obligations in the amount of $14,400.

In April 2003, $250,000 aggregate principal amount of the Convertible Notes and all accrued interest were converted into 6,785,715 shares of common stock and the remaining $250,000 principal amount of the Convertible Notes was exchanged for 8% unsecured convertible notes. In connection with this conversion, the Company recorded $39,000 in non-cash interest expense related to the value of this induced conversion of debt.

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

13.   STOCK OPTION PLAN

In May 2000, the Company established an Equity Incentive Plan that provides for the granting of options to key employees, officers and certain individuals to purchase shares of the Company's common stock. The Equity

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Incentive Plan provides for the issuance of up to 6,000,000 shares of common stock upon exercise of the options. The Company has reserved 6,000,000 shares of common stock to satisfy the requirements of the Equity Incentive Plan. Options intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options may be granted under the Equity Incentive Plan. Outstanding incentive stock options granted under the Equity Incentive Plan vest over three years beginning on the first anniversary of the grant date and are exercisable for a period of not more than ten years from the date of grant. In addition, the Company has granted nonqualified stock options to certain employees of the Company. Such options have been granted with an exercise price below market at the date of grant, vest immediately or contain accelerated vesting or vest over three years beginning on the first anniversary of the grant date, and are exercisable for a period of three to ten years. The Company has also granted nonqualified stock options to certain directors and consultants. These options have been granted with an exercise price at or below market at the date of grant, vest immediately, and are exercisable for a period of not more than ten years. During 2002, the Company recognized expense of approximately $201,000 related to stock options granted to employees, directors and consultants. A summary of the Company's stock option activity, and related information is as follows:

                                                                WEIGHTED AVERAGE
                                                   SHARES        EXERCISE PRICE

Options outstanding, January 1, 2002              2,302,104          $  3.19

Options exercised                                    (6,472)             .58

Options granted                                     335,834              .83

Options forfeited/canceled                       (1,093,659)            3.28
                                               ---------------

Options outstanding, December 31, 2002            1,537,807          $  2.64

Options exercised                                        --               --

Options granted                                   3,820,000             0.28

Options forfeited/canceled                       (2,734,095)            1.28
                                               ---------------
Options outstanding, December 31, 2003            2,623,712          $  0.62
                                               =================================

Exercisable at December 31, 2002                  1,176,000          $  2.44
Exercisable at December 31, 2003                  1,625,000          $  0.81

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

A summary of the status of options outstanding at December 31, 2003 follows:

                                        WEIGHTED         WEIGHTED                            WEIGHTED
                                         AVERAGE          AVERAGE                             AVERAGE
  EXERCISE                              REMAINING      EXERCISE PRICE                     EXERCISE PRICE
  PRICE PER            OPTIONS         CONTRACTUAL     OF OUTSTANDING      OPTIONS        OF EXERCISABLE
    SHARE            OUTSTANDING      LIFE IN YEARS        OPTIONS       EXERCISABLE          OPTIONS
--------------------------------------------------------------------------------------------------------

  $   .28- 1.39       2,339,000           8.9               $0.28         1,350,000            $0.28
     2.00 - 2.90        110,000           3.0                2.41           103,000             2.36
     4.00               175,000           5.3                4.00           172,000             4.00


The weighted average fair value of options granted during 2003 and 2002 was $.21 and $0.24 respectively.

14.   EMPLOYEE BONUS PLAN

In March 2001, the Board of Directors adopted the Front Porch Digital Inc. Employee Bonus Plan ("the Bonus Plan") to promote the interests of the Company and its shareholders by permitting the Company to award bonuses in cash or in shares of its common stock to key employees in order to reward such employees for their successful efforts in attaining objectives beneficial to the growth and profitability of the Company and to retain their services. The Company has reserved 2,000,000 shares, subject to adjustment, of its common stock for issuance under the Bonus Plan. The Bonus Plan will terminate on March 31, 2006, except that the Board of Directors may terminate the Bonus Plan (except with respect to any outstanding bonus awards) at an earlier date. As of December 31, 2003, no shares have been issued under this plan.

15.   WARRANTS

On December 31, 2003, 1,114,550 warrants to purchase common stock at an exercise price of $0.50 per share expired.

During 2003, the Company issued 500,000 warrants with an exercise price of $0.10 per share to a related party in connection with the refinancing of payment terms on short-term obligations. Also, during 2003, the Company issued 100,000 warrants with an exercise price of $0.10 per share in connection with the refinancing of a short-term unsecured note. In conjunction with those issuances, the Company recorded non-cash interest expense related to the fair value of the warrants of $74,000 for the year ended December 31, 2003.

During 2002, the Company issued 225,000 warrants with an exercise price of $0.10 per share to a related party in connection with two short-term loans. In conjunction with that issuance, the Company recorded non-cash interest

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

expense related to the fair value of the warrants of $52,000 for the year ended December 31, 2002.

At December 31, 2003, the Company had the following warrants outstanding for the purchase of its common stock:

                                                                           NUMBER OF           EXERCISE
           DESCRIPTION                       EXPIRATION DATE            SHARES ISSUABLE         PRICE
           -----------                       ---------------            ---------------         -----
Issued to original
       Front Porch shareholders              May 2, 2005                    2,900,000          $   0.50
                                             February 1, 2005                 150,000          $   0.50
                                             March 31, 2007                   300,000          $   0.65

Issued in connection with
       notes payable                         December 31, 2005                800,000          $   1.00

Issued in connection with
       a private placement                   October 31, 2005                 129,500          $   2.40
                                             June 30, 2004                    120,000          $   3.00

Issued to MSI in connection
       with MSI France Acquisition           July 31, 2012                  1,750,000          $   2.00
                                             July 31, 2013                  1,750,000          $   4.00

Issued to noteholder                         December 31, 2007                225,000          $   0.10

Issued to Equity Pier in
       exchange for consulting

       services (Note 14)                    February 28, 2006              3,324,696          $   2.00

Issued to noteholder                         May 1, 2008                      100,000          $   0.10

Issued to noteholder                         May 1, 2008                      500,000          $   0.10

                                                                     ------------------
       Total warrants outstanding                                          12,049,196
                                                                     ==================


16.   COMMITMENTS

The Company has non-cancelable operating leases for facilities and office equipment that expire through 2008. Future minimum rentals due under non-cancelable operating leases as of December 31, 2003 were as follows:

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

                    Year ending December 31,
                               2004                        $ 204,000
                               2005                          141,000
                               2006                           79,000
                               2007                           30,000
                               2008                           28,000
                                                          ----------
                                                           $ 482,000
                                                          ==========

Rental expense under operating leases, not including month-to-month leases with related parties, was $148,000 and $204,000 in 2003 and 2002, respectively.

17. RELATED PARTY TRANSACTIONS

The Company regularly transacts business with Storage Technology Corporation ("StorageTek"), a significant shareholder in the Company. During 2003, the Company purchased $62,000 of hardware and related services and generated $556,000 of revenue through its relationship with StorageTek (revenue from unrelated end-user customers). At December 31, 2003, the Company had receivables from StorageTek of $321,000 and had a current liability of $9,600.

During 2002, the Company received a loan in the amount of $100,000 from ManagedStorage International, Inc., a significant shareholder of the Company, for short-term working capital in connection with the acquisition of the DIVArchive product line. The note was payable on demand and carried an annual interest rate of 7%. This note and all accrued interest were repaid on December 9, 2002. Thomas P. Sweeney III, the Chairman of the Board of the Company, is the Chairman of the Board and Chief Executive Officer of MSI.

During 2002, ManagedStorage International provided limited services to the Company in human resources and technology support. The Company was not charged for these services in 2002. At December 31, 2002, the Company had no liability to MSI. In 2003, the Company incurred $41,000 in such costs to MSI. At December 31, 2003, the Company had a liability to MSI in the amount of $15,000.

Thomas P. Sweeney III, the Chairman of the Board of the Company, is the founder and Managing Partner of Equity Pier LLC ("Equity Pier"). During 2003, the Company incurred costs totaling $16,000 primarily related to the reimbursement of travel and business expenses of the Company incurred by Mr. Sweeney and those incurred on behalf of the Company's executives. Also during 2003, the Company leased office space from Equity Pier at a rate of $1,500 per month. Total costs incurred under this arrangement amounted to $18,000. At December 31, 2003, the Company owed Equity Pier $15,614. During 2002, the Company incurred a liability of $10,695 to Equity Pier primarily related to the reimbursement of travel and business expenses incurred by Mr. Sweeney, which liability was unpaid at December 31, 2002. At December 31, 2002, the Company owed Equity Pier $40,605.

                            Front Porch Digital Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

18.   SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the following transactions were consummated:

On March 1, 2004, the Company issued 94,760 shares to three current employees in payment of service related obligations that had been accrued as of December 31, 2003.

In March 2004, a noteholder instructed the Company to convert $75,000 of principal on his investments in the Company's 8% unsecured convertible notes into 1,785,714 common shares in accordance with the provisions of the agreement.

On April 1, 2004, three noteholders instructed the Company to convert an aggregate of $385,000 of principal on their investments in the Company's 8% unsecured convertible notes into 9,166,667 common shares in accordance with the provisions of the agreement.

On April 8, 2004, the Company's shareholders adopted a resolution by majority consent to increase the authorized common stock of the Company from 50,000,000 shares to 150,000,000 shares.