Form 10QSB
period 2004-05-13
FRONT PORCH DIGITAL INC
filed 2004-05-17
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 2004, 43,818,412 shares of the issuer's common stock, par value $.001, were outstanding. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

                            FRONT PORCH DIGITAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                                     March 31, 2004
Current assets:
  Cash and cash equivalents                                                                 $     254,751
  Accounts receivable - trade & other, net of allowance of $30,200
      Non-affiliates                                                                              502,297
      Affiliates                                                                                  224,577
  Other current assets                                                                            626,375
                                                                                            -------------
Total current assets                                                                            1,608,000

Property and equipment, net                                                                       133,155
Software development costs, net                                                                   473,041
Intellectual property, net                                                                        255,622
Goodwill, net                                                                                     415,718
Other assets                                                                                       31,150
                                                                                            -------------

Total assets                                                                                $   2,916,686
                                                                                            =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Notes payable                                                                             $     641,286
  Current portion of long-term liabilities                                                         94,824
  Accounts payable                                                                              1,030,614
  Accrued expenses                                                                                739,892
  Accrued expenses - employees                                                                    859,603
  Deferred revenue                                                                                738,014
                                                                                            -------------
Total current liabilities                                                                       4,104,233

Long-term liabilities, net of current portion                                                     347,318
                                                                                            -------------

Total liabilities                                                                               4,451,551
                                                                                            -------------

Commitments and contingencies

Stockholders' deficiency:
  Preferred stock, nonvoting, $.001 par value, 5,000,000 shares
    authorized, none issued  or outstanding                                                            --
  Common stock, $.001 par value, 50,000,000 shares authorized, 43,419,051 shares
    issued, 41,985,412 shares outstanding, 1,433,639 shares in treasury                            41,985
  Common stock to be issued                                                                       435,199
  Additional paid-in capital                                                                   25,657,697
  Accumulated other comprehensive income-foreign  currency translation adjustment                  73,229
  Accumulated deficit                                                                         (27,742,975)
                                                                                            -------------
Total stockholders' deficiency                                                                 (1,534,865)
                                                                                            -------------

Total liabilities and stockholders' deficiency                                              $   2,916,686
                                                                                            =============

                            FRONT PORCH DIGITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended March 31,
                                                                 -------------------------------
                                                                     2004               2003
                                                                 -------------------------------
Revenues:
  Products                                                       $  1,320,312       $    701,430
  Services                                                            247,808            144,308
                                                                 ------------       ------------
Total revenues                                                      1,568,120            845,738
                                                                 ------------       ------------

Cost of revenues:
  Products                                                            226,813            158,251
  Services                                                            214,357             65,081
                                                                 ------------       ------------
Total cost of revenues                                                441,170            223,332
                                                                 ------------       ------------
Gross margin                                                        1,126,950            622,406
                                                                 ------------       ------------

Operating expenses:
Selling, general and administrative                                 1,158,304            873,746
Research and development                                               54,858             24,156
Depreciation                                                           23,315             80,553
Amortization                                                           71,966             70,439
                                                                 ------------       ------------
Total operating expenses                                            1,308,443          1,048,894
                                                                 ------------       ------------

Operating loss                                                       (181,493)          (426,488)
                                                                 ------------       ------------

Other income (expense):
Interest income                                                         1,201                385
Interest expense                                                     (198,205)          (153,536)
Other income                                                           20,873              1,265
Foreign currency transaction gain (loss)                                2,002               (702)
                                                                 ------------       ------------
Total other expense, net                                             (174,129)          (152,588)
                                                                 ------------       ------------

Loss from continuing operations                                      (355,622)          (579,076)

Income from operations of discontinued operations                          --            334,793
                                                                 ------------       ------------

Net loss                                                         $   (355,622)      $   (244,283)
                                                                 ============       ============

Weighted average shares outstanding - basic and
diluted                                                            41,797,881         32,329,937

Income (loss) per share - basic and diluted:
Loss from continuing operations                                  $      (0.01)      $      (0.02)
Income from discontinued operations                              $         --       $       0.01
Net loss                                                         $      (0.01)      $      (0.01)

                            FRONT PORCH DIGITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Three Months Ended March 31,
                                                                                                  2004           2003
                                                                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                    $  (355,622)   $  (244,283)
  Income from operations of discontinued operations                                                    --       (334,793)
                                                                                              -----------    -----------
  Loss from continuing operations                                                                (355,622)      (579,076)
  Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
      Depreciation and amortization                                                                95,281        139,552
      Non-cash interest expense                                                                   178,270        138,750
      Stock option compensation expense                                                            33,548          9,259
      Gain on sale of fixed assets                                                                     --         (9,951)
      Changes in operating assets and liabilities:
        Decrease in accounts receivable                                                           295,025        193,259
        Increase in accounts receivable - affiliate                                              (101,246)            --
        (Increase) decrease in other current assets                                              (446,307)       192,375
        Decrease in other assets                                                                    1,076         63,600
        Decrease in accounts payable                                                              (27,219)      (115,320)
        Increase in accrued expenses                                                               36,739         21,454
        Increase in accrued expenses - employees                                                       --         13,111
        Increase (decrease) in deferred revenue                                                   231,984       (593,084)
                                                                                              -----------    -----------
  Net cash used in operating activities from continuing operations                                (58,471)      (526,071)
                                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                            (33,829)        (6,451)
  Software development costs                                                                     (129,918)       (62,180)
  Proceeds from sale of fixed assets                                                                   --         31,354
  Other investing activities                                                                           --         (7,534)
                                                                                              -----------    -----------
  Net cash used in investing activities from continuing operations                               (163,747)       (44,816)
                                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                                      50,000             --
  Repayment of note payable and other long-term liabilities                                       (38,333)      (120,373)
                                                                                              -----------    -----------
  Net cash provided by (used in) financing activities from continuing operations                   11,667       (120,373)
                                                                                              -----------    -----------

  Net cash provided by discontinued operations                                                     64,263        105,386

  Effect of exchange rate changes on cash and cash equivalents                                      6,744         (2,561)
                                                                                              -----------    -----------

  Net decrease in cash and cash equivalents                                                      (139,544)      (588,435)
  Cash and cash equivalents, beginning of period                                                  394,295        799,468
                                                                                              -----------    -----------
  Cash and cash equivalents, end of period                                                    $   254,751    $   211,033
                                                                                              ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of principal balance of unsecured notes into shares of common stock            $    75,000    $        --

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Front Porch Digital Inc. (which is referred to herein together with its subsidiary as the "Company") is an industry leader in the emerging market of digital archive management and transcoding for the global broadcast, media and entertainment industries. Incorporating software-based methodologies and intellectual property throughout its service offerings allows content to be captured, converted, managed and distributed in digital form efficiently and cost-effectively. The Company's proprietary DIVArchive software products enable customers to manage large-scale digital video archives in the media and entertainment industry. DIVArchive simplifies the process of preserving, managing and accessing content. The Company's proprietary Bitscream software enables the conversion of video content between proprietary formats commonly used by global broadcast entities.

The Company is positioned to focus exclusively on the sale of software and services to the broadcast, media and entertainment industry. All of the Company's sales, sales engineering, development and delivery capabilities are organized and integrated to meet the growing needs of this market, particularly the broadcast and content provider segments.

The Company's customers are located in the United States, Europe, Asia and the Pacific Rim, Canada and Mexico.

Consolidated assets as of March 31, 2004 and revenues for the period then ended included $1,319,000 and $2,093,000, respectively, related to the Company's subsidiary in France.

The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred losses since commencement of operations in its current line of business. Although operating results have improved in the first quarter of 2004 and management expects the Company's operating results to continue to improve during the remainder of 2004, there can be no assurance that the Company will not continue to sustain operating losses. For the three months ended March 31, 2004, the Company generated an operating loss of $181,000 and a net loss of $356,000. In comparison, the Company generated an operating loss of $426,000 and a net loss of $244,000 for the three months ended March 31, 2003. The Company generated negative cash flow from operating activities for the three months ended March 31, 2004 of $58,000 as compared to negative cash flow from operating activities of $526,000 for the prior year comparable quarter. In addition, at March 31, 2004, the Company had a working capital deficit of $2.5 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to the date of the condensed consolidated financial statements presented

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

herein, on May 13, 2004, the Company consummated a private placement pursuant to which the Company issued a secured convertible term note due May 13, 2007 in the principal amount of $5,000,000, which is convertible into common stock at a fixed price of $0.50 per share, and the Company issued a common stock purchase warrant that entitles the holder to purchase 4,435,500 shares of common stock at $0.48 per share. See Note 6 - Subsequent Events to these condensed consolidated financial statements for a more detailed description of the financing transaction.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal and recurring nature. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2004.

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


                                                    THREE MONTHS ENDED MARCH 31,
                                                       2004             2003
Pro Forma Net Loss:
Net loss                                           $  (356,000)     $  (244,000)
Add: Stock based employee compensation
  expense - as reported                                 34,000            9,000
Deduct: Total stock based employee compensation
  expense - determined under fair value based
  method for all awards                               (132,000)         (96,000)
                                                   -----------      -----------
Pro forma net loss                                 $  (454,000)     $  (331,000)
                                                   ===========      ===========
Pro Forma Loss Per Share:
Loss per share - basic and diluted, as reported    $     (0.01)     $     (0.01)
Loss per share - basic and diluted, proforma       $     (0.01)     $     (0.01)

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


The Company accounts for common stock, stock options and other equity instruments issued in exchange for goods or services using the fair value method and records expense based on the values determined.

In determining the fair value of stock options granted in 2004 and 2003, and thus determining historical and pro forma compensation expense under the fair value method, the Company utilized the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 0.81%, expected volatility between 143% and 134% in 2004 and 2003, respectively, and expected lives of three years.

As a result of stock option grants to employees in March 2004 which were priced below market, the Company will begin to incur more significant non-cash compensation expense related to the value of these options in the second quarter of 2004.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The accounts of the Company's French subsidiary are translated in accordance with SFAS No. 52, "Foreign Currency Translation", which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date, and that the results of operations be translated at the average exchange rates during the year. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. While the Company looks for opportunities to reduce its exposure to foreign currency fluctuations against the U.S. dollar, the Company has not had adequate financial resources to pursue hedging opportunities generally. At March 31, 2004, the Company reported a cumulative translation gain of $73,000 as a component of accumulated other comprehensive income. The Company is also subject to foreign exchange transaction exposure when its French subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months ended March 31, 2004 and 2003 were not significant and, accordingly, the comprehensive loss approximated the net loss for the periods presented.

RECLASSIFICATIONS

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

2.   DISCONTINUED OPERATIONS - FISCAL 2003

During 2003, the Company disposed of two business units: the DIVArchive Medical business unit and the Media Services business unit. The operating results of the two business units are accounted for as discontinued operations in the accompanying condensed consolidated financial statements in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of operations and cash flows of the two business units have been removed from the Company's results of continuing operations and cash flows for all periods presented. All related disclosures have also been adjusted to reflect the discontinued operations.

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


During the three months ended March 31, 2004, results of operations from the discontinued business units were insignificant. Summarized operating results for the discontinued operations for the three months ended March 31, 2003 are as follows:


       Revenues                                            $ 1,583,000

       Gross margin                                          1,195,000
       Operating costs                                         860,000
       Income from operations of discontinued              -----------
         operations                                        $   335,000
                                                           ===========


3.   CONCENTRATION OF CREDIT RISK

The Company sells its products and services throughout the United States, Europe, Asia and the Pacific Rim, Canada and Mexico. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the three months ended March 31, 2004, aggregate revenues from customers located in Europe or Asia amounted to $1.5 million, or 96% of total revenue, while revenues from customers located in North America totaled $0.1 million, or 4% or total revenue. For the three months ended March 31, 2003, the Company's revenues from customers located in Europe or Asia amounted to $430,000, or 51% of total revenue, while revenues from customers located in North America totaled $416,000, or 49% of total revenue.

For the three months ended March 31, 2004, revenues from four customers, each exceeding 10% of total revenue, aggregated 24%, 14%, 12% and 10%, respectively. Accounts receivable from the Company's largest and second largest customers were $141,000 and $225,000, respectively, as of March 31, 2004, which represented approximately 21% and 34% of total trade receivables, respectively, at that date. The Company's second largest customer is also a stockholder of the Company.

For the three months ended March 31, 2003, revenues from four customers, each exceeding 10% of total revenue, aggregated 26%, 19%, 18% and 15%, respectively.


4.   PER SHARE DATA

The Company reports its earnings (loss) per share in accordance with SFAS No. 128, "Accounting for Earnings Per Share". Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. For the three and nine months ended March 31, 2004 and 2003, shares from the assumed conversion of outstanding convertible notes, warrants and options are omitted from the computations of diluted earnings per share because the effect would be anti-dilutive. However, if the Company was not in a loss position, 31,699,892 shares from the assumed exercise or conversion of warrants, options and convertible notes would have been considered dilutive shares at March 31, 2004.

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


5.   STOCKHOLDERS' DEFICIENCY

On March 1, 2004, the Company issued 94,760 shares of common stock to three current employees in payment of service-related obligations. Also on March 1, 2004, the Company issued 185,000 shares of common stock to a former employee in payment of service related obligations and in settlement of related litigation.

At March 31, 2004, the Company had recorded $435,000 as common shares to be issued. This amount was comprised of $275,000, representing 1,833,000 shares of common stock issuable to a former employee in connection with the disposal of the Media Services business in 2003; $45,000 ($75,000 principal net of $30,000 unamortized debt discount), representing 1,785,714 shares of common stock issuable in connection with the conversion of outstanding convertible notes; and $115,000, representing accrued bonuses payable on December 31, 2003 (in the aggregate) to the Company's Chief Executive Officer and Chief Financial Officer, which will be satisfied by the issuance to such officers of 291,000 and 233,000 shares, respectively, of unregistered common stock.


6.   SUBSEQUENT EVENTS

         On April 1, 2004, three noteholders instructed the Company to convert $385,000 aggregate principal amount of the Company's 8% unsecured convertible notes into 9,166,667 shares of common stock.

         On April 8, 2004, the Company's shareholders adopted a resolution by majority consent to increase the authorized common stock of the Company from 50,000,000 shares to 150,000,000 shares.

         On April 19, 2004, the Company issued 1,833,000 shares of common stock to a former employee in connection with the disposal of the Media Services business in 2003.

         On May 4, 2004, a noteholder instructed the Company to convert $66,000 aggregate principal amount of the Company's 8% unsecured convertible notes into 1,571,000 shares of common stock.

         On May 13, 2004, the Company consummated a private placement pursuant to which the Company issued a secured convertible term note due May 13, 2007 in the principal amount of $5,000,000 (the "Note"), and the Company issued a common stock purchase warrant, entitling the holder to purchase 4,435,500 shares of common stock (the "Warrant"). The Note and the Warrant were sold to a single "accredited investor" (as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the "Act")), Laurus Master Fund, Ltd. ("Laurus"), for a purchase price of $5,000,000. The principal and unpaid interest, which shall accrue at a rate per annum equal to the "prime rate" published in THE WALL STREET JOURNAL from time to time, plus one percent (1%), on the Note are convertible into shares of the Company's common stock at a price of $0.50 per share based on the "Fixed Conversion Price", which is defined as the lesser of (i) 110% of the closing price of the common stock on the business day immediately preceding the closing date, and (ii) 100% of the average closing prices of the common stock for the ten consecutive trading days prior to the closing date. Such conversion price is subject to antidilution adjustments.

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


         The Note provides for monthly payments of interest at the prime rate (as published in The Wall Street Journal), plus 1%, which is subject to reduction if the market price of the Company's common stock exceeds certain designated thresholds. The Note also provides for monthly amortization, commencing on September 1, 2004, of $45,455, plus accrued interest, per month, with the balance payable on the maturity date. Laurus has the option to receive shares of the Company's common stock in lieu of debt service payments at the then Fixed Conversion Price. The Note is collateralized by a security interest in all of the assets of the Company, including a cash collateral account that was funded with $3,500,000 of the proceeds of the Note and is subject to release to the Company only upon conversion of the Note into common stock and other limited circumstances.

         The Warrant entitles the holder thereof to purchase, at any time through May 13, 2011, up to 4,435,000 shares of the Company's common stock at a price of $0.48 per share, subject to antidilution adjustments.

         Pursuant to a Registration Rights Agreement (the "Registration Rights Agreement") between the Company and Laurus, the Company is obligated to: (a) file a registration statement under the Act to register the resale of the shares of the Company's common stock issuable upon conversion of the Note and exercise of the Warrant (the "Registration Statement") within 45 days of the date of the funding with respect to the Note; (b) use its best efforts to have the Registration Statement declared effective under the Act as promptly as possible, but in any event prior to the 105th day following the funding of the Note; and
(c) maintain the effectiveness of the Registration Statement until the earliest date of when (i) all registrable securities have been sold, (ii) all registrable securities may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k) or (iii) all amounts payable under the Note have been paid in full. Laurus, or other holders of the Note and the Warrant, are entitled to certain specified remedies if the Company does not timely comply with its registration obligations.

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

OVERVIEW

The Company is an industry leader in the emerging market of digital archive management and transcoding for the global broadcast, media and entertainment industries. Incorporating software-based methodologies and intellectual property throughout its service offerings allows content to be captured, converted, managed and distributed in digital form efficiently and cost-effectively. The Company's proprietary DIVArchive software products enable customers to manage large-scale digital video archives in the media and entertainment industry. DIVArchive simplifies the process of preserving, managing and accessing content. The Company's proprietary Bitscream software enables the conversion of video content between proprietary formats commonly used by global broadcast entities.

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

The Company is in the early stages of executing its business strategy and anticipates generating significant revenues from the sale of its software products and services during the next 12 months. This expansion is contingent upon several factors, including the availability of adequate cash resources, the price of its products and services relative to those of its competitors, and general economic and business conditions, among other factors.

In the fourth quarter of 2002, the Company initiated a restructuring plan in an effort to position itself to raise the necessary working capital to capitalize on its product and service portfolio, which had been gaining acceptance in the marketplace, and to develop the business for sustained operation and growth in the future. The primary objective of the restructuring efforts was to reorganize the business operations around its core competencies to focus on the sale of archive management and transcoding software products and services to the broadcast, media and entertainment industry. During 2003, the Company sold its DIVArchive medical business to Kodak, and sold its Media Services business to a former employee and the former owner of that business unit. The sale of these businesses resulted in reduced operating costs from continuing operations, enabled the redeployment of costs into one business unit, generated cash flow from the sale of the businesses that could be used in financing the restructuring of the Company, resulted in the settlement of significant liabilities payable in 2004, and focused all of the Company's resources on its most promising proprietary products and services. The Company completed these restructuring efforts as of December 31, 2003.

BUSINESS OUTLOOK

During the three months ended March 31, 2004, the Company recognized revenues of $1.6 million, representing a 60% sequential increase over the $1.0 million in revenues recognized in the fourth quarter of 2003. Revenues for the three months ended March 31, 2004 also reflected an 85% increase over the $846,000 of revenues recognized in the three months ended March 31, 2003. During the three months ended March 31, 2004, the Company received $1.7 million in new orders for the Company's software products and services, all of which are expected to generate revenue in 2004. As of March 31, 2004, the Company had accumulated a backlog of contracted orders of approximately $2.3 million, substantially all of which are expected to generate revenue in 2004. As of December 31, 2003, the Company had approximately $37 million in net operating loss carryforwards for international (French tax law), federal and state tax purposes that may be utilized if the Company can generate income in future periods. However, there can be no assurance that the Company will be able to generate income in future periods, and the Company has yet to generate any income since its inception.

On May 13, 2004, the Company consummated a private placement pursuant to which the Company issued a secured convertible term note due May 13, 2007 in the principal amount of $5,000,000 (the "Note"), and the Company issued a common stock purchase warrant that entitles the holder to purchase 4,435,500 shares of common stock (the "Warrant"). The Note and the Warrant were sold to a single "accredited investor" (as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the "Act")), Laurus Master Fund, Ltd. ("Laurus"), for a purchase price of $5,000,000. See further discussion under Liquidity and Capital Resources below.

The Company is currently deploying its resources in the development of the North American market for archive management and transcoding solutions targeted at the broadcast, media and entertainment industry. The Company also is continuing to expand its market presence in the European and Asian markets, and is focusing on increasing its penetration and physical presence in Asia. As part of this expansion, the Company will require resources for the expansion and continued management of its global partner network. In addition, the Company intends to allocate additional budgeted funds for marketing and corporate/product branding expenditures in 2004. In particular, additional resources have been deployed in connection with the National Association of Broadcasters ("NAB") conference in April 2004 and will be deployed in connection with the International Broadcasters Conference ("IBC") held in Europe in September 2004. The Company's ability to continue to expand its business is dependent on the ability of the Company to continue to increase staffing, primarily in the areas of sales and marketing, partner channel management and operations/delivery functions. Additional resources in other key functions of the Company will also be required to continue to expand the business. All of these factors are dependent on the availability of capital to the Company, the Company's ability to continue to generate new orders at the current rate or faster, and the Company's ability to continue to deliver software solutions to customers in a timely manner.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

         REVENUE. Total revenue for the three months ended March 31, 2004 increased $0.7 million, or 85%, to $1.6 million compared to total revenue of $846,000 for the three months ended March 31, 2003. This increase was attributable to increased orders for the Company's software and related products and services, and consisted primarily of sales of the Company's DIVArchive solutions. The increase in revenue from the sale of the DIVArchive product offerings primarily was from software licensing fees, which represented the up-front cost of purchasing the software and the annual maintenance revenue paid by the customer. This increase in orders was the result of increased demand for the Company's software products, as well as an increase in overall market demand and the acceleration of the adoption of digital media broadcast systems by broadcasters.

         For the three months ended March 31, 2004, the Company's revenues were derived largely from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe or Asia amounted to $1.5 million, or 96% of total revenue, while revenues from customers located in North America totaled $0.1 million, of 4% or total revenue. In 2004, the Company expects this concentration of revenues to continue; however, over the longer term, the Company expects its revenue concentration initially to stabilize at the 70%/30% levels for Europe/Asia and North America, respectively, and thereafter to move toward 50%/50% as the Company continues to develop its North American presence and continues to develop and grow its business. For the three months ended March 31, 2003, the Company's revenues from customers located in Europe or Asia amounted to $430,000, or 51% of total revenue, while revenues from customers located in North America totaled $416,000, or 49% of total revenue.

         GROSS MARGIN. Total gross margin for the three months ended March 31, 2004 of $1.1 million, or 72% of total revenue, increased $0.5 million, or 81%, compared to total gross margin of $0.6 million for the three months ended March 31, 2003. The increase in gross margin was attributable to increased revenues as described above. The slight decrease in gross margin as a percentage of revenue was the result of increased staffing costs in 2004 to generate and support the higher level of revenue and the overall support and service of the Company's expanding customer base. These additional staffing costs represented costs from the addition of personnel largely in the second and third quarters of 2003. These additional costs were budgeted in 2004, and the gross margin as a percentage of total revenue reported for the first quarter met the Company's anticipated gross margin.

         On the basis of the Company's contracted backlog of orders for its DIVArchive solutions and the pipeline of potential business that Management believes will close during 2004, Management believes 2004 revenues will be at levels sufficient to support the Company's cost of revenue for 2004. As a result, the Company anticipates its gross margin for these sales will remain relatively constant during 2004.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2004 increased $0.3 million to $1.2 million from $0.9 million for the three months ended March 31, 2003. SG&A expenses for the three months ended March 31, 2004 included $0.7 million in salaries and related benefits for employees not directly related to the production of revenue, $240,000 in professional fees, $98,000 in general office expenses, $46,000 in facilities costs, and $71,000 for travel-related costs. SG&A expenses for the three months ended March 31, 2003 included $377,000 in salaries and related benefits for employees not directly related to the production of revenue, $244,000 in professional fees, $135,000 in general office expenses, $43,000 in facilities costs, and $74,000 for travel-related costs. The increase in SG&A expenses during the three months ended March 31, 2004 was the direct result of increased costs related to the generation of the increased revenue levels during the period and increased costs related to the expansion of the Company's business, including costs incurred to meet future anticipated revenue from contracted orders. The Company believes SG&A expenses would remain constant or slightly increase if the Company were to manage expenses solely to maintain revenues at current levels. However, as the Company is seeking to increase revenues significantly in 2004, the Company anticipates increasing costs, particularly in the areas of sales and marketing and administration, in an effort to support and expand its business.

         RESEARCH AND DEVELOPMENT. The Company maintains a software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. For the three month period ended March 31, 2004, the Company has begun to realize significant revenues, and it expects to continue to realize significant revenues and generate cash flows from these efforts in 2004. For the three months ended March 31, 2004 and 2003, the Company incurred costs related to its research and development activities totaling $185,000 and $86,000, respectively, of which, $55,000 and $24,000, respectively, was recorded as research and development expense and $130,000 and $62,000, respectively, was capitalized and/or charged to cost of revenues.

         DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized software development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was $95,000 for the three months ended March 31, 2004 and $151,000 for the three months ended March 31, 2003. The decrease of $56,000 was attributable to reduced depreciation expense in 2004 as a result of a larger portion of the Company' assets becoming fully depreciated during 2003.

         OPERATING LOSS. During the three months ended March 31, 2004, the Company incurred a loss from operations of $181,000 as compared to a loss from operations of $426,000 for the three months ended March 31, 2003. The decrease in loss from operations for the three months ended March 31, 2004 was primarily due to the increased revenues described above.

         INTEREST EXPENSE. Interest expense was $198,000 for the three months ended March 31, 2004 compared to $154,000 for the three months ended March 31, 2003. The increase in interest expense was largely attributable to increased amortization of debt discount of $20,000. Interest expense during the three months ended March 31, 2004 included cash interest costs of $20,000 accrued on notes payable for money borrowed. Interest expense for the three months ended March 31, 2004 also included non-cash interest charges aggregating $178,000, including a non-cash interest charge of $165,000 related to the amortization of debt discount, non-cash interest expense of $9,000 related to amortization of non-cash financing costs and non-cash interest expense of $4,000 related to the value of warrants to purchase common stock issued in conjunction with the restructuring of certain payables in 2003.

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. The Company conducts business in various countries outside the United States in which the functional currency of the country is not the U.S. dollar. As a result, the Company has foreign currency exchange translation exposure as the results of these foreign operations are translated into U.S. dollars in its consolidated financial statements. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. While the Company looks for opportunities to reduce its exposure to foreign currency fluctuations against the U.S. dollar, at this point the Company has not had adequate financial resources to pursue hedging opportunities generally. At March 31, 2004, the Company reported an accumulated translation gain of $73,000 as a component of accumulated other comprehensive income. The Company is also subject to foreign exchange transaction exposure because it provides for intercompany funding between the U.S. and international operations, and when its French subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months ended March 31, 2004 and 2003 were not significant for the periods presented.

         NET LOSS. During the three months ended March 31, 2004, the Company incurred a net loss of $356,000 as compared to a net loss of $244,000 for the three months ended March 31, 2003. The increase in net loss for the three months ended March 31, 2004 was primarily due to there having been $322,000 of income from operations of the discontinued business units for the three months ended March 31, 2003 and, to a lesser extent, increased non-cash interest expense in the first quarter of 2004, which was offset, in part, by lower operating losses in the current period.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, the Company had $255,000 of cash and cash equivalents. Issuance of convertible debt securities have been a principal source of liquidity for the Company.

         On May 13, 2004, the Company consummated a private placement pursuant to which the Company issued a secured convertible term note due May 13, 2007 in the principal amount of $5,000,000 (the "Note"), and the Company issued a common stock purchase warrant, entitling the holder to purchase 4,435,500 shares of common stock (the "Warrant"). The Note and the Warrant were sold to a single "accredited investor" (as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the "Act")), Laurus Master Fund, Ltd. ("Laurus"), for a purchase price of $5,000,000. The principal and unpaid interest, which shall accrue at a rate per annum equal to the "prime rate" published in THE WALL STREET JOURNAL from time to time, plus one percent (1%), on the Note are convertible into shares of the Company's common stock at a price of $0.50 per share (the "Fixed Conversion Price"),which was equal to the lesser of (i) 110% of the closing price of the common stock on the business day immediately preceding the closing date, and (ii) 100% of the average closing prices of the common stock for the ten consecutive trading days prior to the closing date. Such conversion price is subject to antidilution adjustments. The
Note is collateralized by a security interest in all of the assets of the Company, including a cash collateral account that was funded with $3,500,000 of the proceeds of the Note and is subject to release to the Company only upon conversion of the Note into common stock and other limited circumstances.

         On March 1, 2004, a noteholder instructed the Company to convert $75,000 aggregate principal amount of the Company's 8% unsecured convertible notes into 1,785,714 shares of common stock.

         In March 2004, the Company received $50,000 upon the issuance of an additional $50,000 principal amount of the existing 8% unsecured convertible notes maturing September 30, 2004.

         On April 1, 2004, three noteholders instructed the Company to convert $385,000 aggregate principal amount of the Company's 8% unsecured convertible notes into 9,166,667 shares of common stock.

         On May 4, 2004, a noteholder instructed the Company to convert $66,000 aggregate principal amount of the Company's 8% unsecured convertible notes into 1,571,000 shares of common stock.

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

         The Company expects that anticipated cash flow from operations combined with its cash and cash equivalents at April 1, 2004 will be sufficient to operate through March 31, 2005. In addition, with the $5 million proceeds from the sale of the Note in May 2004, the Company believes it has sufficient capital available for the execution of its business strategy and its continued growth and expansion. However, the Company incurred an operating loss of $181,000 for the three months ended March 31, 2004 and $426,000 for the comparable prior year period. These losses and other factors, including the early stage of the Company's business, as well as potential changes in the business and competitive environment in which the Company operates, continue to present a significant risk to the Company's long-term success. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

         The Company expects capital expenditures to be approximately $0.5 million during the 12-month period ending March 31, 2005. It is expected that the Company's principal uses of cash will be for working capital, to finance capital expenditures and for other general corporate purposes, including financing the expansion of the business and implementation of its sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to the Company.

         As of March 31, 2004, the Company had current assets of $1.6 million. These assets were primarily derived from operations of the Company in the three month period ended March 31, 2004, the funding of the 8% unsecured convertible notes completed in April 2003 and the sale of the DIVArchive Medical business unit. Long-term assets of $1.3 million at March 31, 2004 consisted of $416,000 in goodwill associated with DIVArchive assets acquired during 2002, software and intellectual property of $256,000, property and equipment of $133,000, software development costs of $474,000 and other assets of $31,000.

         Current liabilities of $4.1 million at March 31, 2004 consisted of $1.0 million of accounts payable; $0.7 million of deferred revenue, which consisted of billings in excess of revenue recognized, deposits and progress payments received on engagements currently in progress; $0.8 million of accrued expenses; $0.9 million of accrued expenses to employees; $641,000 of unsecured convertible notes payable, net of debt discount of $364,000; and $95,000 for the current portion other long-term obligations.

         The Company's working capital deficit was $2.5 million as of March 31, 2004 for the reasons described above. At such date, the Company's working capital deficit excluding non-cash liabilities (deferred revenue and accrued vacation and related obligations) was $1.5 million. Also, included in current liabilities was $601,000 ($965,000 principal net of $364,000 discount) of the Company's outstanding 8% convertible notes, which the Company expects will be converted into common stock and thus not be realized as a cash obligation of the Company. Assuming conversion of the Company's 8% convertible notes (of which, $526,000 in principal amount was converted during March, April and May 2004), the Company's estimated working capital deficit would be approximately $0.9 million.

         The Company used net cash of $58,000 in operating activities during the three months ended March 31, 2004, primarily as a result of the net losses incurred during the period. The Company used net cash of $526,000 from operating activities during the three months ended March 31, 2003. The reduction in net cash used in operating activities was attributable to reduced operating losses for the current period and an increase in deferred revenues as a result of accelerated billings and collections in advance of revenue recognition.

         The Company used net cash of $164,000 in investing activities during the three months ended March 31, 2004, of which $34,000 represented capital expenditures and $130,000 was used for the development of the Company's suite of video software solutions and other investing activities. During the three months ended March 31, 2003, the Company used $45,000 in investing activities, of which $31,000 represented proceeds from the sale of fixed assets, which was offset by $6,000 used for capital expenditures and $62,000 used for the development of the Company's suite of video software solutions and other investing activities.

         Financing activities provided net cash of $12,000 during the three months ended March 31, 2004, primarily from proceeds from the issuance of notes payable of $50,000, which was offset by principal repayments on notes payable and other long-term liabilities of $38,000. Financing activities used net cash of $120,000 during the three months ended March 31, 2003 primarily from principal repayments on notes payable and capital leases.

ITEM 3. CONTROLS AND PROCEDURES

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

            INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         The following exhibits are filed herewith:

     (a)      Exhibits

     10.1 Securities Purchase Agreement, dated as of May 13, 2004, by and between Front Porch Digital, Inc. and Laurus Master Fund, Ltd.

     10.2 Secured Convertible Term Note, dated as of May 13, 2004, made by Front Porch Digital, Inc. in favor of Laurus Master Fund, Ltd.

     10.3 Master Security Agreement, dated May 13, 2004, by and among, Front Porch Digital, Inc., Front Porch Digital International, Inc. and Laurus Master Fund, Ltd.

     10.4 Registration Rights Agreement, dated as of May 13, 2004, by and between Front Porch Digital, Inc. and Laurus Master Fund, Ltd.

     10.5 Common Stock Purchase Warrant, dated May 13, 2004, issued by Front Porch Digital, Inc. in favor of Laurus Master Fund, Ltd.

     10.6 Restricted Account Agreement, dated May 13, 2004, by and among North Fork Bank, Front Porch Digital, Inc. and Laurus Master Fund, Ltd.

     10.7 Funds Escrow Agreement, dated as of May 13, 2004, among Front Porch Digital, Inc., Laurus Master Fund, Ltd. and Loeb & Loeb LLP.

     31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Current Reports on Form 8-K

         On January 6, 2004, the Company filed a Current Report on From 8-K reporting the dissemination of a press release dated January 6, 2004 relating to software sales made to the broadcast, media and entertainment markets in 2003.

            On February 2, 2004, the Company filed a Current Report on From 8-K reporting the distribution of a letter to all of the Company's stockholders relating to the Company's new management team and updating the stockholders on the Company's current status.

            On April 6, 2004, the Company filed a Current Report on From 8-K reporting the dissemination of a press release dated April 1, 2004 relating to results of operation for the year ended December 31, 2003 and projections for the first financial quarter of 2004.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2004

                                              FRONT PORCH DIGITAL INC.

                                               BY: /S/ MICHAEL KNAISCH
                                                   Michael Knaisch
                                               Chief Executive Officer
                                            (principal executive officer)

                                               BY: /S/ MATTHEW RICHMAN
                                                   Matthew Richman
                                        Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)