Form 10QSB
period 2004-06-30
FRONT PORCH DIGITAL INC
filed 2004-08-16
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2004

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

                               1140 PEARL STREET
                             BOULDER, COLORADO 80302
                    (Address of principal executives offices)
                                 (856) 439-9950
                           (Issuer's telephone number)

           20000 Horizon Way, Suite 120, Mt. Laurel, New Jersey 08054
           ----------------------------------------------------------
                           (Former address of Issuer)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 2004, 70,753,840 shares of the issuer's common stock, par value $.001, were outstanding. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION


                            FRONT PORCH DIGITAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                             June 30, 2004
Current assets:
   Cash and cash equivalents                                     $    1,304,770
   Accounts receivable - trade & other,
      net of allowance of $30,200                                     1,538,453
   Other current assets                                                 129,070
                                                                 --------------
Total current assets                                                  2,972,293

Property and equipment, net                                             158,216
Software development costs, net                                         627,519
Intellectual property, net                                              214,950
Goodwill, net                                                           415,718
Restricted cash                                                       3,500,000
Deferred financing costs, net                                           939,814
Other assets                                                             12,123
                                                                 --------------

Total assets                                                     $    8,840,633
                                                                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                              $      597,609
   Current portion of long-term liabilities                             139,828
   Accounts payable                                                   1,083,891
   Accrued expenses                                                   1,010,383
   Accrued expenses - employees                                         666,363
   Deferred revenue                                                     946,432
                                                                 --------------
Total current liabilities                                             4,444,506

Note payable, net of current portion                                  2,989,044
Long-term liabilities, net of current portion                           280,668
                                                                 --------------

Total liabilities                                                     7,714,218
                                                                 --------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, nonvoting, $.001 par value, 5,000,000
      shares authorized, none issued or outstanding                          --
   Common stock, $.001 par value, 150,000,000 shares
      authorized, 60,127,995 shares issued, 58,694,316
      shares outstanding, 1,433,639 shares in treasury                   58,694
   Additional paid-in capital                                        29,241,937
   Accumulated other comprehensive income-foreign currency
      translation adjustment                                             78,254
   Accumulated deficit                                              (28,252,470)
                                                                 --------------
Total stockholders' equity                                            1,126,415
                                                                 --------------

Total liabilities and stockholders' equity                       $    8,840,633
                                                                 ==============

     See accompanying notes to condensed consolidated financial statements.

                                                      FRONT PORCH DIGITAL, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                      Three months ended June 30,                  Six months ended June 30,
                                                   ---------------------------------           ---------------------------------
                                                        2004               2003                     2004               2003
                                                   --------------     --------------           --------------     --------------
Revenues:
  Products                                         $    1,727,299     $      228,486           $    3,047,611     $      930,272
  Services                                                253,935            162,155                  501,743            306,107
                                                   --------------     --------------           --------------     --------------
Total revenues                                          1,981,234            390,641                3,549,354          1,236,379
                                                   --------------     --------------           --------------     --------------

Cost of revenues:
  Products                                                319,921             44,877                  494,672            188,861
  Services                                                196,335            156,017                  462,754            235,365
                                                   --------------     --------------           --------------     --------------
Total cost of revenues                                    516,256            200,894                  957,426            424,226
                                                   --------------     --------------           --------------     --------------
Gross margin                                            1,464,978            189,747                2,591,928            812,153
                                                   --------------     --------------           --------------     --------------

Operating expenses:
Selling, general and administrative                     1,448,386            864,637                2,606,690          1,738,383
Research and development                                   13,438             72,842                   68,295             96,998
Depreciation                                               11,526             93,181                   34,841            173,734
Amortization                                               72,606             87,123                  144,572            177,687
                                                   --------------     --------------           --------------     --------------
Total operating expenses                                1,545,956          1,117,783                2,854,398          2,186,802
                                                   --------------     --------------           --------------     --------------

Operating loss                                            (80,978)          (928,036)                (262,470)        (1,374,649)
                                                   --------------     --------------           --------------     --------------

Other income (expense):
Interest income                                             6,363                412                    7,564                797
Interest expense                                         (420,687)          (208,857)                (618,892)          (362,392)
Other income (expense)                                         --             (1,346)                  20,873                (80)
Foreign currency transaction loss                         (14,193)            (2,536)                 (12,191)            (3,237)
                                                   --------------     --------------           --------------     --------------
Total other expense, net                                 (428,517)          (212,327)                (602,646)          (364,912)
                                                   --------------     --------------           --------------     --------------

Loss from continuing operations                          (509,495)        (1,140,363)                (865,116)        (1,739,561)
                                                   --------------     --------------           --------------     --------------

Loss from operations of discontinued operations                --         (2,667,284)                      --         (2,312,366)
Gain on sale of discontinued operations                        --            586,955                       --            586,955
                                                   --------------     --------------           --------------     --------------
Loss from discontinued operations                              --         (2,080,329)                      --         (1,725,411)
                                                   --------------     --------------           --------------     --------------

Net loss                                           $     (509,495)    $   (3,220,692)          $     (865,116)    $   (3,464,972)
                                                   ==============     ==============           ==============     ==============

Weighted average shares outstanding -
   basic and diluted                                   55,485,065         39,370,754               48,641,473         35,869,795

Loss per share - basic and diluted:
Loss from continuing operations                    $        (0.01)    $        (0.03)          $        (0.02)    $        (0.05)
Loss from discontinued operations                  $           --     $        (0.05)          $           --     $        (0.05)
                                                   --------------     --------------           --------------     --------------
Net loss                                           $        (0.01)    $        (0.08)          $        (0.02)    $        (0.10)
                                                   ==============     ==============           ==============     ==============

     See accompanying notes to condensed consolidated financial statements.

                                       FRONT PORCH DIGITAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                           2004               2003
                                                                                      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                           $     (865,116)    $   (3,464,972)
   Loss from operations of discontinued operations                                                --          2,312,366
   Gain on sale of discontinued operations                                                        --           (586,955)
                                                                                      --------------     --------------
   Loss from continuing operations                                                          (865,116)        (1,739,561)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
     Depreciation and amortization                                                           179,413            351,421
     Non-cash interest expense                                                               549,445            310,691
     Stock option compensation expense                                                       233,081              9,259
     Bad debt expense                                                                             --             50,000
     Gain on sale of fixed assets                                                               (466)            (9,951)
     Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                          113,689           (258,103)
         Decrease in other current assets                                                     44,339            181,250
         Decrease in other assets                                                                 --             33,548
         Increase (decrease) in accounts payable                                              71,358           (839,648)
         Increase in accrued expenses                                                        171,473             40,274
         Increase in accrued expenses - employees                                             13,243             95,470
         Decrease in deferred revenue                                                       (341,939)          (394,137)
         Other changes in operating activities                                                    --            (21,530)
                                                                                      --------------     --------------
   Net cash provided by (used in) operating activities from continuing operations            168,520         (2,191,015)
                                                                                      --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                      (68,533)           (86,507)
   Software development costs                                                               (316,330)          (151,275)
   Increase in restricted cash                                                            (3,500,000)                --
   Proceeds from sale of fixed assets                                                            490             39,534
                                                                                      --------------     --------------
   Net cash used in investing activities from continuing operations                       (3,884,373)          (198,248)
                                                                                      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable, net of financing costs                                     4,625,296            645,000
   Repayment of notes payable and other long-term liabilities                               (103,333)           (68,780)
   Proceeds from issuance of common stock                                                     28,000                 --
                                                                                      --------------     --------------
   Net cash provided by financing activities from continuing operations                    4,549,963            576,220
                                                                                      --------------     --------------

   Net cash provided by discontinued operations                                               62,203          1,742,396

   Effect of exchange rate changes on cash and cash equivalents                               14,162            (35,082)
                                                                                      --------------     --------------

   Net increase (decrease) in cash and cash equivalents                                      910,475           (105,729)
   Cash and cash equivalents, beginning of period                                            394,295            799,468
                                                                                      --------------     --------------
   Cash and cash equivalents, end of period                                           $    1,304,770     $      693,739
                                                                                      ==============     ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of unsecured notes into shares of common stock                        $      571,000     $           --
     Restricted stock issued in connection with payment of accrued officer bonuses           115,200                 --
     Warrants issued in connection with obtaining notes payable                              300,683                 --
     Restricted stock issued in connection with obtaining notes payable                      245,000                 --

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

The Company's customers are located in the United States, Europe, Asia and the Pacific Rim, Canada and Mexico.

Consolidated assets as of June 30, 2004 and revenues for the six month period then ended included $2.0 million and $3.3 million, respectively, related to the Company's subsidiary in France.

The condensed consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred losses since commencement of operations in its current line of business. Although operating results have continued to improve in the current quarter and the year-to-date period ended June 30, 2004 and management expects the Company's operating results to continue to improve during the remainder of 2004, there can be no assurance that the Company will not continue to sustain operating losses. For the six months ended June 30, 2004, the Company incurred an operating loss of $262,000 and a net loss of $865,000. In comparison, the Company generated an operating loss of $1.4 million and a net loss of $3.5 million for the six months ended June 30, 2003. The Company generated positive cash flow from operating activities for the six months ended June 30, 2004 of $169,000 (cash flow generated from operating activities for the three months ended June 30, 2004 totaled $227,000) as compared to negative cash flow from operating activities of $2.2 million for the comparable prior year period. In addition, at June 30, 2004, the Company had $1.3 million of unrestricted cash and its working capital deficit amounted to $1.4 million, significantly reduced from the $2.3 million reported at December 31, 2003. Included in the working capital deficit at

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


June 30, 2004 and December 31, 2003 is deferred revenue of $946,000 and $790,000, respectively. In addition, on May 13, 2004, the Company received $5.0 million of cash through the sale of a convertible note ($1.5 million unrestricted, $3.5 million restricted). On August 6, 2004, the Company received $446,000 of the $3.5 million of restricted cash in connection with the conversion by Laurus Master Fund of $441,000 principal amount of such convertible note into approximately 893,000 shares of Company common stock. Also, on August 6, 2004 the Company notified the remaining holders of its 8% unsecured convertible notes, maturing September 30, 2004, that it was exercising its option to redeem on August 13, 2004 the remaining $469,000 of principal balance on these notes. As a result, the entire remaining principal balance on these notes was converted into 11,166,667 shares of common stock. Nonetheless, the Company remains in a working capital deficit position, it has required note principal and interest payments due (unless converted to common stock) and the early stage of execution of business (particularly in North America), are all factors which raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal and recurring nature. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2004.

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

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                2004             2003             2004             2003
Pro Forma Net Loss:
   Net loss                                $   (509,000)    $ (3,221,000)    $   (865,000)    $ (3,465,000)
   Add: Stock based employee
compensation expense - as reported              199,000               --          233,000            9,000
   Deduct: Total stock based employee
compensation expense - determined under
fair value based method for all awards         (300,000)         (96,000)        (432,000)        (192,000)
                                           ------------     ------------     ------------     ------------
   Pro forma net loss                      $   (610,000)    $ (3,317,000)    $ (1,064,000)    $ (3,648,000)
                                           ============     ============     ============     ============

Pro Forma Net Loss Per Share:
Net Loss per share - basic and diluted,
as reported                                $      (0.01)    $      (0.08)    $      (0.02)    $      (0.10)
Net Loss per share - basic and diluted,
pro forma                                  $      (0.01)    $      (0.08)    $      (0.02)    $      (0.10)


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

In determining the fair value of warrants granted in 2004, the Company utilized the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 1.16%, expected volatility of 143%, and expected lives of five to seven years.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The accounts of the Company's French subsidiary are translated in U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation", which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date, and that the results of operations and statements of cash flows be translated at the average exchange rates in effect during the period. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. In June, 2004 the Company began managing its foreign currency cash flow exposure through the use of a

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


$/Euro forward contract set to expire on September 7, 2004. There was an immaterial net gain on the contract at June 30, 2004 represented by the change in fair value of the foreign currency forward contract related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness.

At June 30, 2004, the Company reported a cumulative translation gain of $78,000 as a component of accumulated other comprehensive income. The Company is also subject to foreign exchange transaction exposure when its French subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months and six months ended June 30, 2004 and 2003 were not significant.

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

During the three months and six months ended June 30, 2004, results of operations from the discontinued business units were insignificant. Summarized operating results for the discontinued operations for the three months and six months ended June 30, 2003 are as follows:

                                  Three months ended         Six months ended
                                     June 30, 2003             June 30, 2003
                                 --------------------       -------------------

Revenues                              $ 1,713,000              $ 3,295,000

Gross margin                            1,346,000                2,541,000
Operating costs                         4,013,000                4,853,000
                                      -----------              -----------
Loss from operations of
   discontinued operations            $ 2,667,000              $ 2,312,000
                                      ===========              ===========


3.   CONCENTRATION OF CREDIT RISK

The Company sells its products and services throughout the United States, Europe, Asia and the Pacific Rim, Canada and Mexico. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


management's expectations. For the six months ended June 30, 2004, aggregate revenues from customers located in Europe or Asia amounted to $3.3 million, or 94% of total revenues, while revenues from customers located in North America totaled $0.2 million, or 6% of total revenues. For the six months ended June 30, 2003, the Company's revenues from customers located in Europe or Asia amounted to $731,000, or 59% of total revenues, while revenues from customers located in North America totaled $505,000, or 41% of total revenues.

For the six months ended June 30, 2004, revenues from four customers, each exceeding 10% of total revenues, aggregated 16%, 16%, 15% and 11%, respectively. Accounts receivable from the Company's largest and second largest customers were $147,000 and $100,000, respectively, as of June 30, 2004, which represented approximately 22% and 15% of total billed trade receivables, respectively, at that date. The Company's third largest customer is also a stockholder of the Company.

For the six months ended June 30, 2003, revenues from two customers, each exceeding 10% of total revenue, aggregated 16% and 12%, respectively.


4.   PER SHARE DATA

The Company reports its earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. For the three and six months ended June 30, 2004 and 2003, shares from the assumed conversion of outstanding convertible notes, warrants and options were omitted from the computations of diluted earnings per share because the effect would be anti-dilutive. However, if the Company was not in a loss position, 16,672,529 shares from the assumed exercise or conversion of warrants, options and convertible notes would have been considered dilutive securities at June 30, 2004.


5.   STOCKHOLDERS' EQUITY

On March 1, 2004, the Company issued 94,760 shares of common stock to three current employees in payment of service-related obligations. Also on March 1, 2004, the Company issued 185,000 shares of common stock to a former employee in payment of service-related obligations and in settlement of related litigation.

Between January 1 and June 30, 2004, seven noteholders converted $571,000 aggregate principal amount of the Company's 8% unsecured convertible notes into 13,595,238 shares of common stock.

On April 8, 2004, the Company's shareholders adopted a resolution by majority consent to increase the authorized common stock of the Company from 50,000,000 shares to 150,000,000 shares.

On April 19, 2004, the Company issued 1,833,000 shares of common stock to a former employee in connection with the disposal of the Media Services business in 2003.

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


During April and May 2004, a former employee exercised options to purchase 55,000 and 45,000 shares of common stock at a price of $0.28 per share which provided proceeds of $28,000.

On June 11, 2004, the Company issued 291,000 and 233,000 shares of common stock to the Company's Chief Executive Officer and Chief Financial Officer, respectively, which satisfied accrued bonuses payable on December 31, 2003 in the aggregate amount of $115,000.

On June 15, 2004, the Company issued 490,000 shares of unregistered common stock in payment of financing costs directly associated with the issuance of a $5 million senior secured convertible note. The Company recorded the fair value of these restricted common shares of $245,000, which was capitalized as deferred financing costs and is being amortized over a three year period.

On June 24, 2004, the Company issued an aggregate of 166,666 shares of common stock under the 2000 Equity Incentive Plan to two former employees of its international operation in settlement of employment-related claims.


6.   LONG TERM DEBT

On May 13, 2004, the Company consummated a private placement pursuant to which the Company issued a secured convertible term note due May 13, 2007 in the principal amount of $5,000,000 (the "Note"), and the Company issued a seven-year common stock purchase warrant, entitling the holder to purchase 4,435,500 shares of common stock (the "Warrant") at $0.48 per share, subject to antidilution adjustments. The Note and the Warrant were sold to a single "accredited investor" (as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the "Act")), Laurus Master Fund, Ltd. ("Laurus"), for a purchase price of $5,000,000. The principal and unpaid interest on the Note are convertible into shares of the Company's common stock at a price of $0.50 per share based on the "Fixed Conversion Price", which is defined as the lesser of
(i) 110% of the closing price of the common stock on the business day immediately preceding the closing date, and (ii) 100% of the average closing prices of the common stock for the ten consecutive trading days prior to the closing date. Such conversion price is subject to antidilution adjustments.

In connection with the issuance of the Note to the Laurus Master Fund, the Company recorded the fair value of the warrants issued as debt discount in the amount of approximately $1.8 million. This discount will be amortized to earnings over the term of the Note.

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

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Pursuant to a Registration Rights Agreement (the "Registration Rights Agreement") between the Company and Laurus, the Company: (a) filed a registration statement under the Act to register the resale of the shares of the Company's common stock issuable upon conversion of the Note and exercise of the Warrant (the "Registration Statement"), which Registration Statement became effective on July 29, 2004, and (b) is required to maintain the effectiveness of the Registration Statement until the earliest date of when (i) all registrable securities have been sold, (ii) all registrable securities may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k) or (iii) all amounts payable under the Note have been paid in full. Laurus, or other holders of the Note and the Warrant, are entitled to certain specified remedies if the Company does not maintain the effectiveness of the Registration Statement, subject to certain exceptions.


7.   SUBSEQUENT EVENTS

Acquisition of ManagedStorage International, Inc.:

On August 16, 2004, the Company entered into a definitive agreement (the "Merger Agreement") to acquire all of the outstanding capital stock of ManagedStorage International, Inc., a Delaware corporation ("MSI"). The closing date of the transaction is scheduled for August 18, 2004. The transaction was structured as a reorganization of MSI with the Company and into and a newly-formed, wholly-owned subsidiary of the Company.

The aggregate purchase price for the capital stock of MSI was approximately $39 million. Such amount was paid through the issuance to the former MSI stockholders of 47.3 million restricted shares of the Company's common stock and
2.5 million restricted shares of the Company in newly-designated, voting and non-interest bearing Series A Redeemable Convertible Preferred Stock, $.001 par value per share (the "Series A Preferred"). In addition, the Company canceled 13,452,381 shares of Company common stock and canceled warrants to purchase 3.5 million shares of Company common stock that were owned by MSI prior to the transaction. Also, MSI canceled approximately $190,000 in receivables due to it from the Company.

The Series A Preferred are convertible into shares of Company common stock on a twenty-for-one basis. A holder of Series A Preferred may convert his shares at any time upon written notice to the Company. So long as at least 500,000 originally-issued shares of Series A Preferred are outstanding, the holders of Series A Preferred have the right to appoint three directors to the Company's Board

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


of Directors. The Company's Board of Directors will be expanded to seven members to accommodate these three directors. On or after August 16, 2008, the holders of at least 80% of the Series A Preferred may elect to have the Company redeem the Series A Preferred for a price equal to the greater of (i) the original issue price of $12.60 per share ($31.5 million in the aggregate) and (ii) the fair market value of the number of shares of the Company's common stock into which such shares of Series A Preferred are convertible. Other material terms of the Series A Preferred include a preference upon liquidation or dissolution of the Company, weighted-average anti-dilution protection and pre-emptive rights with respect to subsequent issuances of securities by the Company (subject to certain exceptions).

The holders of Series A Preferred and certain other former MSI stockholders executed of a lock-up agreement pursuant to which such stockholders may not transfer their unregistered shares of the Company's capital stock for a period of 18 months (with limited exceptions).

Concurrently with the consummation of the merger, the Company entered into a Registration Rights Agreement, with the holders of the Series A Preferred. Under the terms of such agreement, at any time after February 16, 2006, the holders of at least 51% of the Series A Preferred have the right to cause the Company to register under the Securities Act of 1933 the shares of common stock, including the common stock underlying the Series A Preferred, issued to such holders in the merger. In addition, such holders have 'piggy-back' and S-3 registration rights, without limitation.

Thomas P. Sweeney III, the Chairman of the Company's Board of Directors, is also the Chairman, CEO and President of MSI. Mr. Sweeney will be appointed Chief Executive Officer of the Company effective upon the consummation of the Merger. Michael Knaisch, the Company's Chief Executive Officer will be appointed President. The Company entered into an employment agreement with Mr. Sweeney concerning Mr. Sweeney's employment as our Chief Executive Officer. Mr. Sweeney also executed a lock-up agreement with respect to all shares of our capital stock beneficially owned by him. For the two-year contract period, the Company is committed to compensate Mr. Sweeney in base salary will be $275,000 and $300,000, in each of the two years' of his agreement.

Wells Fargo Securities, LLC ("Wells Fargo") acted as the Company's financial advisors and rendered a fairness opinion to the Company and its Shareholders in this transaction. In connection with such opinion, the Company paid Wells Fargo $150,000.

                            FRONT PORCH DIGITAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


The transaction is anticipated to be accounted for as a reverse merger with MSI being the acquirer and the Company being the acquiree.

The Company's Board of Directors has approved a change in the name of the Company to Incentra Solutions, Inc. to better reflect the business of the combined company, subject to shareholder approval at a later date. As a result, the Company will be required to change its current CUSIP number to reflect the Incentra Solutions, Inc. name change. The Company will submit its application for the CUSIP number change concurrently with obtaining formal shareholder approval of the change of the Company's name.

Additional Subsequent Events:

On August 6, 2004, the Company received $446,000 of the $3.5 million of restricted cash in connection with the conversion by the Laurus Master Fund of $441,000 principal amount of the Note into approximately 893,000 shares of Company common stock.

On August 6, 2004, the Company notified the remaining holders of its 8% unsecured convertible notes, maturing September 30, 2004, that it was exercising its option to redeem on August 13, 2004 the remaining $469,000 of principal balance on these notes. Between August 9 and August 13, 2004 the entire remaining principal balance on these notes was converted into 11,166,667 shares of common stock.

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

BUSINESS OUTLOOK

During the three months ended June 30, 2004, the Company recognized revenues of $2.0 million, representing a 25% sequential increase over the $1.6 million in revenues recognized in the first quarter of 2004. Revenues for the three months ended June 30, 2004 also reflected an 407% increase over the $391,000 of revenues recognized in the previous years' three months ended June 30, 2003. Gross margin continued to strengthen, totaling $1.5 million, or 74% of revenues. Cash flow provided by operating activities was positive $227,000 for the three months ended June 30, 2004, bringing cash flow provided by operating activities to $169,000 for the six months ended June 30, 2004. During the three months ended June 30, 2004, the Company received $1.9 million in new orders for the Company's software products and services, bringing the year to date total new orders to $4.4 million (which is equal to the total new orders received for the year ended December 31, 2003). In addition, in July 2004, the Company received approximately $700,000 in new orders for the Company's software products and services, substantially all of which are expected to generate revenue in 2004. As of June 30, 2004, the Company had accumulated a backlog of contracted orders of approximately $2.2 million, substantially all of which are expected to generate revenue in 2004. Also, as of June 30, 2004, the Company had $1.3 million of unrestricted cash and a working capital deficit of $1.4 million, which was significantly less than the $2.3 million working capital deficit reported at December 31, 2003. Included in the working capital deficit at June 30, 2004 and December 31, 2003 was deferred revenue of $946,000 and $790,000, respectively. As of December 31, 2003, the Company had approximately $37 million in net operating loss carryforwards for international (French tax law), federal and state tax purposes that may be utilized if the Company can generate income in future periods. However, there can be no assurance that the Company will be able to generate income in future periods, and the Company has yet to generate any income since its inception.

On May 13, 2004, the Company consummated a private placement in which the Company issued a secured convertible term note due May 13, 2007 in the principal amount of $5,000,000 (the "Note")($1.5 million unrestricted, $3.5 million restricted), and the Company issued a common stock purchase warrant that entitles the holder to purchase 4,435,500 shares of common stock (the "Warrant"). The Note and the Warrant were sold to a single "accredited investor" (as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the "Act")), Laurus Master Fund, Ltd. ("Laurus"), for a purchase price of $5,000,000. See further discussion under Liquidity and Capital Resources below.

On August 16, 2004, we entered into a definitive agreement to acquire all of the outstanding capital stock of ManagedStorage International, Inc. See Note 6 to Condensed Consolidated Financial Statements.

The Company is currently deploying its resources in the development of the North American market for archive management and transcoding solutions targeted at the broadcast, media and entertainment industry. The Company also is continuing to expand its market presence in the European and Asian markets, and is focusing on increasing its penetration and physical presence in Asia. As part of this expansion, the Company will require resources for the expansion and continued management of its global partner network. In addition, the Company intends to allocate additional budgeted funds for marketing and corporate/product branding expenditures in 2004. In particular, additional resources were deployed in connection with the National Association of Broadcasters ("NAB") conference in April 2004 and will be deployed in connection with the International Broadcasters Conference ("IBC") held in Europe in September 2004. The Company's ability to continue to expand its business is dependent on the ability of the Company to continue to increase staffing, primarily in the areas of sales and marketing, partner channel management and operations/delivery functions. Additional resources in other key functions of the Company will also be required to continue to expand the business. All of these factors are dependent on the availability of capital to the Company, the Company's ability to continue to generate new orders at the current rate or faster, and the Company's ability to continue to deliver software solutions to customers in a timely manner.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

         REVENUE. Total revenue for the three months ended June 30, 2004 increased $1.6 million, or 407%, to $2.0 million compared to total revenue of $391,000 for the three months ended June 30, 2003. This increase was attributable to increased orders for the Company's software and related products and services, and consisted primarily of sales of the Company's DIVArchive solutions. The increase in revenue from the sale of the DIVArchive product offerings was derived primarily from software licensing fees, which represented the up-front cost of purchasing the software. This increase in orders was the result of increased demand for the Company's software products, as well as an increase in overall market demand and the acceleration of the adoption of digital media broadcast systems by broadcasters.

         For the three months ended June 30, 2004, the Company's revenues were derived largely from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe or Asia amounted to $1.8 million, or 93% of total revenue, while revenues from customers located in North America totaled $0.1 million, of 7% or total revenue. In 2004, the Company expects this concentration of revenues to continue for its software and related services business; however, over the longer term, the Company expects its revenue concentration relating to its software products initially to stabilize at the 70%/30% levels for Europe/Asia and North America, respectively, and thereafter to move toward 50%/50% as the Company continues to develop its North American presence and continues to develop and grow its business. For the three months ended June 30, 2003, the Company's revenues from customers located in Europe or Asia amounted to $301,000, or 77% of total revenue, while revenues from customers located in North America totaled $90,000, or 23% of total revenue.

         GROSS MARGIN. Total gross margin for the three months ended June 30, 2004 of $1.5 million, or 74% of total revenue, increased $1.3 million, or 672%, compared to total gross margin of $0.2 million for the three months ended June 30, 2003. The increase in gross margin was attributable to increased revenues as described above. The gross margin as a percentage of total revenue reported for the second quarter met the Company's anticipated gross margin.

         On the basis of the Company's contracted backlog of orders for its DIVArchive solutions and the pipeline of potential business that Management believes will close during 2004, Management believes 2004 software revenues will remain at levels sufficient to support the Company's cost of revenue for such business. As a result, the Company anticipates its gross margin on these products will remain relatively constant during 2004.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2004 increased $0.6 million to $1.4 million from $0.9 million for the three months ended June 30, 2003. SG&A expenses for the three months ended June 30, 2004 included $0.8 million in salaries and related benefits for employees not directly related to the production of revenue, $280,000 in professional fees, $194,000 in general office expenses, $43,000 in facilities costs, and $82,000 for travel-related costs. SG&A expenses for the three months ended June 30, 2003 included $408,000 in salaries and related benefits for employees not directly related to the production of revenue, $270,000 in professional fees, $68,000 in general office expenses, $49,000 in facilities costs, and $70,000 for travel-related costs. The increase in SG&A expenses during the three months ended June 30, 2004 was the direct result of increased costs related to the generation of the increased revenue levels during the period and increased costs related to the expansion of the Company's business, including costs incurred to meet future anticipated revenue from contracted orders. The Company believes SG&A expenses would remain constant or slightly increase if the Company were to manage expenses solely to maintain revenues at current levels. However, as the Company is seeking to increase revenues significantly in 2004, the Company anticipates increasing costs, particularly in the areas of sales and marketing and administration, in an effort to support and expand its business.

         RESEARCH AND DEVELOPMENT. The Company maintains a software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. For the three month period ended June 30, 2004, the Company has begun to realize significant revenues, and it expects to continue to realize revenues and generate positive cash flows from these efforts in 2004. For the three months ended June 30, 2004 and 2003, the Company incurred costs related to its research and development activities totaling $200,000 and $162,000, respectively, of which, $14,000 and $73,000, respectively, was recorded as research and development expense and $186,000 and $89,000, respectively, was capitalized and/or charged to cost of revenues.

         DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized research and development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was $84,000 for the three months ended June 30, 2004 and $180,000 for the three months ended June 30, 2003. The decrease of $96,000 was attributable to reduced depreciation expense in 2004 as a result of a larger portion of the Company' assets becoming fully depreciated during 2003.

         OPERATING LOSS. During the three months ended June 30, 2004, the Company incurred a loss from operations of $81,000 as compared to a loss from operations of $928,000 for the three months ended June 30, 2003. The decrease in loss from operations for the three months ended June 30, 2004 was primarily due to the increased revenues and gross margin described above.

         INTEREST EXPENSE. Interest expense was $421,000 for the three months ended June 30, 2004 compared to $209,000 for the three months ended June 30, 2003. The increase in interest expense was largely attributable to increased amortization of debt discount. Interest expense during the three months ended June 30, 2004 included cash interest costs of $50,000 accrued on notes payable for money borrowed. Interest expense for the three months ended June 30, 2004 also included non-cash interest charges aggregating $371,000, including a non-cash interest charge of $318,000 related to the amortization of debt discount, non-cash interest expense of $49,000 related to amortization of non-cash financing costs and non-cash interest expense of $4,000 related to the value of warrants to purchase common stock issued in conjunction with the restructuring of certain payables in 2003.

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. The Company conducts business in various countries outside the United States in which the functional currency of the country is not the U.S. dollar. As a result, the Company has foreign currency exchange translation exposure as the results of these foreign operations are translated into U.S. dollars in its consolidated financial statements. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. In June, 2004 the Company began managing its foreign currency cash flow exposure through the use of a $/Euro forward contract set to expire on September 7, 2004. There was an immaterial net gain on the contract at June 30, 2004 represented by the change in fair value of the foreign currency forward contract related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness. At June 30, 2004, the Company reported an accumulated translation gain of $78,000 as a component of accumulated other comprehensive income. The Company is also subject to foreign exchange transaction exposure because it provides for intercompany funding between the U.S. and international operations, and when its French subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months ended June 30, 2004 and 2003 were not significant for the periods presented.

         NET LOSS. During the three months ended June 30, 2004, the Company incurred a net loss of $509,000 as compared to a net loss of $3.2 million for the three months ended June 30, 2003. Included in the net loss for the three months ended June 30, 2003 is a loss from discontinued operations of $2.1 million. The decrease in net loss for the three months ended June 30, 2004 was primarily due to the increased revenues and gross margin described above.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

         REVENUE. Total revenue for the six months ended June 30, 2004 increased $2.3 million, or 187%, to $3.5 million compared to total revenue of $1.2 million for the six months ended June 30, 2003. This increase was attributable to increased orders for the Company's software and related products and services, and consisted primarily of sales of the Company's DIVArchive solutions. The increase in revenue from the sale of the DIVArchive product offerings primarily was from software licensing fees, which represented the up-front cost of purchasing the software. This increase in orders was the result of increased demand for the Company's software products, as well as an increase in overall market demand and the acceleration of the adoption of digital media broadcast systems by broadcasters.

         For the six months ended June 30, 2004, the Company's revenues were derived largely from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe or Asia amounted to $3.3 million, or 94% of total revenue, while revenues from customers located in North America totaled $0.2 million, of 6% or total revenue. In 2004, the Company expects this concentration of revenues to continue for its software and related services business; however, over the longer term, the Company expects its revenue concentration initially to stabilize at the 70%/30% levels for Europe/Asia and North America, respectively, and thereafter to move toward 50%/50% as the Company continues to develop its North American presence and continues to develop and grow its business. For the six months ended June 30, 2003, the Company's revenues from customers located in Europe or Asia amounted to $731,000, or 59% of total revenue, while revenues from customers located in North America totaled $505,000, or 41% of total revenue.

         GROSS MARGIN. Total gross margin for the six months ended June 30, 2004 of $2.6 million, or 73% of total revenue, increased $1.8 million, or 219%, compared to total gross margin of $0.8 million for the six months ended June 30, 2003. The increase in gross margin was attributable to increased revenues as described above. The gross margin as a percentage of total revenue reported for the period met the Company's anticipated gross margin.

         On the basis of the Company's contracted backlog of orders for its DIVArchive solutions and the pipeline of potential business that Management believes will close during 2004, Management believes 2004 software revenues will be at levels sufficient to support the Company's cost of revenue for such business. As a result, the Company anticipates its gross margin on these products will remain relatively constant during 2004.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2004 increased $0.8 million to $2.6 million from $1.7 million for the six months ended June 30, 2003. SG&A expenses for the six months ended June 30, 2004 included $1.6 million in salaries and related benefits for employees not directly related to the production of revenue, $520,000 in professional fees, $292,000 in general office expenses, $89,000 in facilities costs, and $153,000 for travel-related costs. SG&A expenses for the six months ended June 30, 2003 included $794,000 in salaries and related benefits for employees not directly related to the production of revenue, $492,000 in professional fees, $245,000 in general office expenses, $92,000 in facilities costs, and $115,000 for travel-related costs. The increase in SG&A expenses during the six months ended June 30, 2004 was the direct result of increased costs related to the generation of the increased revenue levels during the period and increased costs related to the expansion of the Company's business, including costs incurred to meet future anticipated revenue from contracted orders. The Company believes SG&A expenses would remain constant or slightly increase if the Company were to manage expenses solely to maintain revenues at current levels. However, as the Company is seeking to increase revenues significantly in 2004, the Company anticipates increasing costs, particularly in the areas of sales and marketing and administration, in an effort to support and expand its business.

         RESEARCH AND DEVELOPMENT. The Company maintains a software development staff that designs and develops the Company's new products and services. The Company believes that by performing most of its own software development, it can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, the Company believes it will be better equipped to incorporate customer preferences into its development plans. For the six month period ended June 30, 2004, the Company has begun to realize significant revenues, and it expects to continue to realize revenues and generate positive cash flows from these efforts in 2004. For the six months ended June 30, 2004 and 2003, the Company incurred costs related to its research and development activities totaling $385,000 and $151,000, respectively, of which, $68,000 and $97,000, respectively, was recorded as research and development expense and $317,000 and $54,000, respectively, was capitalized and/or charged to cost of revenues.

         DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized research and development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was $179,000 for the six months ended June 30, 2004 and $351,000 for the six months ended June 30, 2003. The decrease of $172,000 was attributable to reduced depreciation expense in 2004 as a result of a larger portion of the Company' assets becoming fully depreciated during 2003.

         OPERATING LOSS. During the six months ended June 30, 2004, the Company incurred a loss from operations of $262,000 as compared to a loss from operations of $1.4 million for the six months ended June 30, 2003. The decrease in loss from operations for the six months ended June 30, 2004 was primarily due to the increased revenues and gross margin described above.

         INTEREST EXPENSE. Interest expense was $619,000 for the six months ended June 30, 2004 compared to $362,000 for the six months ended June 30, 2003. The increase in interest expense was largely attributable to increased amortization of debt discount. Interest expense during the six months ended June 30, 2004 included cash interest costs of $69,000 accrued on notes payable for money borrowed. Interest expense for the six months ended June 30, 2004 also included non-cash interest charges aggregating $550,000, including a non-cash interest charge of $484,000 related to the amortization of debt discount, non-cash interest expense of $59,000 related to amortization of non-cash financing costs and non-cash interest expense of $7,000 related to the value of warrants to purchase common stock issued in conjunction with the restructuring of certain payables in 2003.

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. The Company conducts business in various countries outside the United States in which the functional currency of the country is not the U.S. dollar. As a result, the Company has foreign currency exchange translation exposure as the results of these foreign operations are translated into U.S. dollars in its consolidated financial statements. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. In June, 2004 the Company began managing its foreign currency cash flow exposure through the use of a $/Euro forward contract set to expire on September 7, 2004. There was an immaterial net gain on the contract at June 30, 2004 represented by the change in fair value of the foreign currency forward contract related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness. At June 30, 2004, the Company reported an accumulated translation gain of $78,000 as a component of accumulated other comprehensive income. The Company is also subject to foreign exchange transaction exposure because it provides for intercompany funding between the U.S. and international operations, and when its French subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the six months ended June 30, 2004 and 2003 were not significant for the periods presented.

         NET LOSS. During the six months ended June 30, 2004, the Company incurred a net loss of $865,000 as compared to a net loss of $3.5 million for the six months ended June 30, 2003. Included in the net loss for the six months ended June 30, 2003 is a loss from discontinued operations of $1.7 million. The decrease in net loss for the six months ended June 30, 2004 was primarily due to the increased revenues and gross margin described above.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, the Company had $1.3 million of cash and cash equivalents. Increased revenue and the issuance of convertible debt securities have been principal sources of liquidity for the Company.

         On March 1, 2004, the Company issued an aggregate of 94,760 shares of common stock to three current employees in payment of service-related obligations. Also on March 1, 2004, the Company issued 185,000 shares of common stock to a former employee in payment of service related obligations and in settlement of related litigation.

         Between January 1 and June 30, 2004 seven noteholders converted $571,000 aggregate principal amount of the Company's 8% unsecured convertible notes into 13,595,238 shares of common stock.

         On April 8, 2004, the Company's shareholders adopted a resolution by majority consent to increase the authorized common stock of the Company from 50,000,000 shares to 150,000,000 shares.

         On April 19, 2004, the Company issued 1,833,000 shares of common stock to a former employee in connection with the disposal of the Company's former Media Services business in 2003.

         During April and May 2004, a former employee exercised options to purchase 55,000 and 45,000 shares of common stock at a price of $0.28 per share, which provided aggregate proceeds of $28,000.

         On May 13, 2004, the Company consummated a private placement in which the Company issued a secured convertible term note due May 13, 2007 in the principal amount of $5,000,000 (the "Note"), and the Company issued a common stock purchase warrant, entitling the holder to purchase 4,435,500 shares of common stock (the "Warrant"). See Note 6 to the Condensed Consolidated Financial Statements.

         On June 11, 2004, the Company issued 291,000 and 233,000 shares of common stock to the Company's Chief Executive Officer and Chief Financial Officer, respectively, which satisfied accrued bonuses payable on December 31, 2003 in the aggregate amount of $115,000.

         On June 15, 2004, the company issued 490,000 shares of unregistered restricted common stock in payment of financing costs directly associated with the issuance of the $5 million dollar senior secured convertible note. The Company recorded the fair value of these restricted common shares of $245,000, which is capitalized as deferred financing costs and is being amortized over a three year period.

         On June 24, 2004, the Company issued an aggregate of 166,666 shares of common stock under the 2000 Equity Incentive Plan to two former employees of its international operation in settlement of employment related claims.

         On August 6, 2004, the Company received $446,000 of the $3.5 million of restricted cash in connection with the conversion by the Laurus Master Fund of $441,000 principal amount of the Note into approximately $892,000 shares of Company common stock.

         On August 6, 2004 the Company notified the remaining holders of its 8% unsecured convertible notes, maturing September 30, 2004, that it was exercising its option to redeem on August 13, 2004 the remaining $469,000 of principal balance on these notes. Between August 9 and August 13, 2004 the entire remaining principal balance on these notes was converted into 11,166,667 shares of common stock.

         On August 16, 2004, the Company entered into a Merger Agreement with MSI. See Note 6 to Condensed Consolidated Financial Statements.

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

         The Company expects that anticipated cash flow from operations combined with its cash and cash equivalents at July 1, 2004 will be sufficient to operate through June 30, 2005. In addition, with the $5 million proceeds from the sale of the Note in May 2004, the Company believes it has sufficient capital available for the execution of its business strategy and its continued growth and expansion. However, the Company incurred an operating loss of $262,000 for the six months ended June 30, 2004 and $1.4 million for the comparable prior year period. These losses and other factors, including the early stage of the Company's business, as well as potential changes in the business and competitive environment in which the Company operates, continue to present a significant risk to the Company's long-term success. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan, and general economic conditions. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

         The Company expects capital expenditures for its software and related services business to be approximately $1.0 million during the 12-month period ending June 30, 2005. It is expected that the Company's principal uses of cash will be for working capital, to finance capital expenditures and for other general corporate purposes, including financing the expansion of the business and implementation of its sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to the Company.

         As of June 30, 2004, the Company had current assets of $3.0 million. These assets were primarily derived from operations of the Company in the six month period ended June 30, 2004, the $1.5 million unrestricted proceeds for the issuance of the $5 million senior secured convertible note in May 2004. Long-term assets of $5.9 million at June 30, 2004 consisted of $3.5 million in restricted cash related to the proceeds from the issuance of the $5 million senior secured convertible note, $940,000 of deferred financing costs, net of amortization, $416,000 in goodwill associated with DIVArchive assets acquired during 2002, software and intellectual property, net of $215,000, property and equipment, net of $158,000, software development costs, net of $628,000 and other assets of $12,000.

         Current liabilities of $4.4 million at June 30, 2004 consisted of $1.1 million of accounts payable; $0.9 million of deferred revenue, which consisted of billings in excess of revenue recognized, deposits and progress payments received on engagements currently in progress; $1.0 million of accrued expenses; $0.7 million of accrued expenses to employees; $878,000 of unsecured convertible notes payable, net of debt discount of $280,000; and $140,000 for the current portion other long-term obligations.

         The Company's working capital deficit was $1.4 million as of June 30, 2004 for the reasons described above.

         The Company generated net cash of $169,000 from operating activities during the six months ended June 30, 2004, primarily as a result of the increased revenue during the period. The Company used net cash of $2.2 million from operating activities during the six months ended June 30, 2003. The reduction in net cash used in operating activities was attributable to reduced operating losses for the current period and an increase in deferred revenues as a result of accelerated billings and collections in advance of revenue recognition.

         The Company used net cash of $3.9 million in investing activities during the six months ended June 30, 2004, of which $3.5 million represented restricted cash received in connection with the $5 million note, $69,000 represented capital expenditures and $316,000 was used for the development of the Company's suite of video software solutions and other investing activities. During the six months ended June 30, 2003, the Company used $198,000 in investing activities, of which $40,000 represented proceeds from the sale of fixed assets, which was offset by $87,000 used for capital expenditures and

$151,000 used for the development of the Company's suite of video software solutions and other investing activities.

         Financing activities provided net cash of $4.5 million during the six months ended June 30, 2004, primarily from proceeds from the issuance of notes payable of $5.0 million, which was offset by principal repayments on notes payable and other long-term liabilities of $103,000 and deferred financing costs of $425,000. Financing activities provided net cash of $576,000 during the six months ended June 30, 2003 primarily from proceeds from the issuance of notes payable offset by principal repayments on notes payable and capital leases.

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

         INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        The following exhibits are filed herewith:

        (a)     Exhibits

        10.1 Agreement and Plan of Merger dated as of August 16, 2004 by and among the Company, Front Porch Merger Corp. and ManagedStorage International Inc.

        31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)     Current Reports on Form 8-K

                On April 6, 2004, the Company filed a Current Report on Form 8-K reporting the dissemination of a press release dated April 1, 2004 relating to results of operations for the year ended December 31, 2003 and projections for the first financial quarter of 2004.

                On August 11, 2004, the Company filed a Current Report on Form 8-K reporting the dissemination of a press release dated August 11, 2004 relating to results of operations for the three and six months ended June 30, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       August 16, 2004    FRONT PORCH DIGITAL INC.

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