Form 10QSB
period 2004-09-30
INCENTRA SOLUTIONS, INC.
filed 2004-12-10
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.

                        Commission File Number 333-16031
                            INCENTRA SOLUTIONS, INC.
                            ------------------------
           (Name of small business issuer as specified in its charter)

                       Nevada                             86-0793960
                       ------                             ----------
            State or other jurisdiction                 (I.R.S. Employer
        of (incorporation or organization)            Identification No.)

                                1140 PEARL STREET
                             BOULDER, COLORADO 80302
                             -----------------------
                    (Address of principal executive offices)

                                 (303) 440-7930
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

As of December 7, 2004, 105,055,077 shares of the issuer's common stock, par value $.001, and 2,466,971 shares of the issuer's Series A preferred stock, par value $.001, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION


                            INCENTRA SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                              SEPTEMBER 30, 2004
                                                              ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $    1,914,581
  Accounts receivable, net of allowance for doubtful
    accounts of $298,106                                              4,574,698
  Other current assets                                                1,164,002
                                                                 --------------
Total current assets                                                  7,653,281

Property and equipment, net                                           2,750,924
Software and intellectual property, net                              18,692,649
Restricted cash                                                       3,138,840
Other assets                                                          1,075,736
                                                                 --------------
TOTAL ASSETS                                                     $   33,311,430
                                                                 ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable, capital leases and
    other long term obligations                                  $    1,286,855
  Accounts payable                                                    2,323,167
  Accrued expenses                                                    3,376,462
  Current portion of deferred revenue                                 1,504,011
                                                                 --------------
Total current liabilities                                             8,490,495

Notes payable, capital leases and other long term
  obligations, net of current portion                                 2,991,939
Deferred revenue - net of current portion                               189,231
                                                                 --------------
TOTAL LIABILITIES                                                    11,671,665
                                                                 --------------

Commitments and contingencies:

Series A convertible preferred stock, $.001 par value,
  $31,500,000 liquidation preference, 2,500,000 shares
  authorized, 2,466,971 shares issued and outstanding                21,346,374
                                                                 --------------

Stockholders' equity:
Preferred stock, nonvoting, $.001 par value, 2,500,000
  shares authorized, none issued or outstanding                              --
Common stock, $.001 par value, 150,000,000 shares authorized,
  105,050,524 shares issued, 103,616,885 shares outstanding,
  1,433,639 shares in treasury                                          105,051
Additional paid-in capital                                          115,551,124
Accumulated other comprehensive loss                                     (6,739)
Accumulated deficit                                                (115,356,045)
                                                                 --------------
TOTAL STOCKHOLDERS' EQUITY                                              293,391
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   33,311,430
                                                                 ==============

           See notes to condensed consolidated financial statements.

                            INCENTRA SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                    2004              2003              2004              2003
                                                               --------------    --------------    --------------    --------------
Revenues:
  Products                                                     $    2,552,378    $        7,035    $    2,734,943    $       25,851
  Services                                                          1,795,982         2,533,166         5,868,869         7,697,299
                                                               --------------    --------------    --------------    --------------
TOTAL REVENUE                                                       4,348,360         2,540,201         8,603,812         7,723,150
                                                               --------------    --------------    --------------    --------------

Cost of revenue:
  Products                                                            979,931                --           979,931                --
  Services                                                          1,500,101         1,603,004         4,049,799         5,833,651
                                                               --------------    --------------    --------------    --------------
Total cost of revenue                                               2,480,032         1,603,004         5,029,730         5,833,651
                                                               --------------    --------------    --------------    --------------
GROSS MARGIN                                                        1,868,328           937,197         3,574,082         1,889,499
                                                               --------------    --------------    --------------    --------------

Selling, general and administrative                                 2,502,482         2,296,627         6,473,669         7,078,563
Acquisition costs                                                   1,425,189                --         1,425,189                --
Amortization                                                          522,092           237,476           997,045           691,374
Depreciation                                                           46,825            62,383           128,904           320,974
                                                               --------------    --------------    --------------    --------------
                                                                    4,496,588         2,596,486         9,024,807         8,090,911
                                                               --------------    --------------    --------------    --------------
LOSS FROM OPERATIONS                                               (2,628,260)       (1,659,289)       (5,450,725)       (6,201,412)
                                                               --------------    --------------    --------------    --------------

Other income (expense)
  Interest income                                                       5,620            10,003            11,439            26,462
  Interest expense                                                   (545,220)         (637,155)       (1,936,440)       (1,562,898)
  Other income (expense)                                              234,554          (166,477)             (696)         (855,702)
  Transaction (loss) gain                                              (1,074)             (548)              859              (505)
                                                               --------------    --------------    --------------    --------------
                                                                     (306,120)         (794,177)       (1,924,838)       (2,392,643)
                                                               --------------    --------------    --------------    --------------

NET LOSS                                                           (2,934,380)       (2,453,466)       (7,375,563)       (8,594,055)
                                                               --------------    --------------    --------------    --------------

Deemed dividends on redeemable preferred stock                        (50,959)         (151,234)         (348,493)       (1,496,436)
Accretion of redeemable preferred stock to redemption amount         (320,769)           (7,454)         (336,434)          (87,467)
                                                               --------------    --------------    --------------    --------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                     $   (3,306,108)   $   (2,612,154)   $   (8,060,490)   $  (10,177,958)
                                                               ==============    ==============    ==============    ==============

Weighted average number of common shares
  outstanding - basic and diluted                                  93,583,150        62,755,361        75,839,636        60,465,248
                                                               ==============    ==============    ==============    ==============

Loss per share - basic and diluted:
Net loss per share applicable to common stockholders           $        (0.04)   $        (0.04)   $        (0.11)   $        (0.17)
                                                               ==============    ==============    ==============    ==============

            See notes to condensed consolidated financial statements.

                            INCENTRA SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    NINE MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                              2004                    2003
                                                                          -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash used in operating activities                                   $  (2,756,423)          $  (3,973,611)
                                                                          -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                       (1,694,869)             (2,595,158)
  Software development costs                                                   (750,796)               (238,197)
  Purchase of intangible property                                                    --              (2,349,714)
  Cash acquired from Front Porch Digital, Inc.                                  946,732                      --
  Restricted cash acquired from Front Porch
    Digital, Inc.                                                             3,058,953                      --
  Increase in restricted cash                                                (3,059,430)                   (488)
  Purchase of note receivable - Front
    Porch Digital, Inc.                                                              --                (250,000)
  Proceeds received from maturity/sale of short
     term investments                                                         3,793,099                      --
  Non cash interest income                                                           --                 (10,849)
  Proceeds from sale of fixed assets                                            135,650                 222,424
                                                                          -------------           -------------
  Net cash provided by (used in) investing
    activities                                                                2,429,339              (5,221,982)
                                                                          -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of lease obligations                                                 (684,639)               (335,817)
  Repayment of notes payable and other
    long-term liabilities                                                       (53,787)                     --
  Proceeds from line of credit                                                  815,654                      --
  Proceeds from issuance of common/preferred
    stock, net of offering costs                                                     --              15,290,879
  Other changes in financing activities                                         (30,015)                  1,004
                                                                          -------------           -------------
  Net cash provided by financing activities                                      47,213              14,956,066
                                                                          -------------           -------------

  Effect of exchange rate changes on cash and
    cash equivalents                                                             (6,739)                     --
                                                                          -------------           -------------

  Net (decrease) increase in cash and cash
    equivalents                                                                (286,611)              5,760,474
  Cash and cash equivalents, beginning of period                              2,201,192                  80,484
                                                                          -------------           -------------
  Cash and cash equivalents, end of period                                $   1,914,581           $   5,840,958
                                                                          =============           =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
  Net assets acquired from Front Porch
    Digital, Inc. excluding cash (Note 2)                                 $  13,517,778           $          --

  Redeemable preferred stock warrants and common
    stock warrants issued for financing costs                             $          --           $     158,296

  Notes payable and accrued interest converted
    to preferred and common stock                                         $          --           $   6,057,264

  Capital lease obligations incurred in
    connection with the acquisition of property
    and equipment                                                         $     815,654           $          --

  Deferred compensation for options granted at
    less than fair value                                                  $          --           $     674,220


            See notes to condensed consolidated financial statements.

                            INCENTRA SOLUTIONS, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (unaudited)

                                                       SERIES C                            ACCUMULATED
                                            CLASS A   REDEEMABLE                              OTHER
                         COMMON STOCK        COMMON    PREFERRED   DEFERRED     ADDITIONAL   COMPRE-
                     ---------------------   STOCK      STOCK       COMPEN-       PAID-IN    HENSIVE    ACCUMULATED
                        SHARES     AMOUNT   WARRANTS   WARRANTS     SATION        CAPITAL     LOSS        DEFICIT          TOTAL
                     -----------  --------  --------  ----------  ---------   ------------  --------   -------------   ------------
BALANCES,
  JANUARY 1, 2004     66,867,518  $ 66,868   $65,571   $115,652   $(362,140)  $ 85,119,655  $     --   $(107,980,482)  $(22,974,876)

Accretion of MSI
  redeemable pre-
  ferred stock to
  redemption amount                                                                (19,793)                                 (19,793)

Accretion of FPDI
  redeemable pre-
  ferred stock to
  redemption amount                                                               (316,641)                                (316,641)

Dividends on MSI
  redeemable
  preferred stock                                                                 (348,493)                                (348,493)

Exercise of MSI
  stock options           34,805        35                                           1,804                                    1,839

Repurchase of MSI
  common stock           (72,839)      (73)                                         (4,703)                                  (4,776)

Cancellations of
  MSI stock options                                                  11,519        (11,519)                                      --

Acceleration of
  FPDI stock based
  compensation due
  to merger                                                                       798,596                                   798,596

Acquisition of FPDI
  and common stock
  acquired in merger  37,927,389    37,927                                     16,375,923                                16,413,850

Amortization of
  deferred compen-
  sation and stock
  option expense                                                    112,233        39,680                                   151,913

FPDI common stock
  issued in lieu of
  interest payment       293,651       294                                         12,206                                    12,500


                                             (table continues on following page)

            See notes to condensed consolidated financial statements.

                                                       SERIES C                            ACCUMULATED
                                            CLASS A   REDEEMABLE                              OTHER
                         COMMON STOCK        COMMON    PREFERRED   DEFERRED     ADDITIONAL   COMPRE-
                     ---------------------   STOCK      STOCK       COMPEN-       PAID-IN    HENSIVE    ACCUMULATED
                        SHARES     AMOUNT   WARRANTS   WARRANTS     SATION        CAPITAL     LOSS        DEFICIT          TOTAL
                     -----------  --------  --------  ----------  ---------   ------------  --------   -------------   ------------
Class A common stock
  warrants of MSI
  exchanged for
  common stock
  warrants of FPDI                           (65,571)                              65,571                         --             --

Series C warrants of
  MSI exchanged for
  Series A stock
  warrants of FPDI                                     (115,652)                  115,652                         --             --

Reclassification of
  deferred compensa-
  tion to additional
  paid-in capital                                                   238,388      (238,388)                                       --

Exchange of MSI
  Series A preferred
  stock for common
  stock of FPDI
  in merger                                                                     5,000,000                         --      5,000,000

Exchange of MSI
  Series B preferred
  stock for common
  stock of FPDI
  in merger                                                                     8,955,297                                 8,955,297

Exchange of MSI
  Class A common
  stock for common
  stock of FPDI
  in merger                                                                         6,277                                     6,277

Components of com-
  prehensive loss:

Net loss                                                                                                  (7,375,563)    (7,375,563)

Change in foreign
  currency transla-
  tion adjustments                                                                           (6,739)                         (6,739)
                                                                                                                       ------------
Total
  comprehensive loss                                                                                                     (7,382,302)
                     -----------  --------   -------   --------   ---------   ------------  -------    -------------   ------------
BALANCES, SEPTEM-
  BER 30, 2004       105,050,524  $105,051   $    --   $     --   $      --   $115,551,124  $(6,739)   $(115,356,045)  $    293,391
                     ===========  ========   =======   ========   =========   ============  =======    =============   ============


            See notes to condensed consolidated financial statements.

                      INCENTRA SOLUTIONS, INC.
                    STATEMENT OF PREFERRED STOCK
                NINE MONTHS ENDED SEPTEMBER 30, 2004
                             (unaudited)

                                 MSI SERIES A REDEEMABLE     MSI SERIES B CONVERTIBLE     FPDI SERIES A CONVERTIBLE
                                     PREFERRED STOCK             PREFERRED STOCK               PREFERRED STOCK
                                -------------------------   --------------------------   ---------------------------
                                  SHARES        AMOUNT         SHARES         AMOUNT        SHARES         AMOUNT         TOTAL
                                ----------   ------------   ------------   -----------   ------------   ------------   ------------
BALANCES, JANUARY 1, 2004          50,000    $  5,000,000        650,000   $ 8,587,011             --   $         --   $ 13,587,011


Cancellation of MSI Series A
  redeemable preferred
  stock - due to merger           (50,000)     (5,000,000)                                                               (5,000,000)
Dividends on MSI redeemable
  preferred stock                      --              --             --       348,493                                      348,493
Accretion of MSI redeemable
  preferred stock to
  redemption amount                                                             19,793                                       19,793
Cancellation of MSI Series B
  convertible preferred
  stock - due to merger                                         (650,000)   (8,955,297)                                  (8,955,297)
Issuance of FPDI Series A
  convertible preferred
  stock due to merger                                                                       2,466,971     21,029,733     21,029,733
Accretion of FPDI
  convertible preferred
  stock to redemption amount           --              --             --            --                       316,641        316,641

                                ---------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 2004           --    $         --             --   $        --      2,466,971   $ 21,346,374   $ 21,346,374
                                =========    ============   ============   ===========   ============   ============   ============


            See notes to condensed consolidated financial statements.

                            INCENTRA SOLUTIONS, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as the "Company"), formerly Front Porch Digital, Inc., is a supplier of complete storage solutions to broadcasters, enterprises and managed service providers worldwide. The name of the Company was changed on October 25, 2004, and the common stock of the Company is now trading on the Over-the-Counter Bulletin Board under the trading symbol "ICEN". On August 18, 2004, the Company acquired ManagedStorage International, Inc. ("MSI") (the "Acquisition"). The Acquisition has been accounted for as a reverse merger, and therefore, MSI is deemed to be the acquirer for accounting purposes. Accordingly, the condensed consolidated financial statements presented herein include the financial statements of MSI for all periods prior to August 18, 2004 and the financial statements of the consolidated companies from the date of the Acquisition forward. In addition, the Company is disclosing pro forma financial information, which reflects the combined financial statements of both MSI and the Company prior to the Acquisition as if the Acquisition occurred at the beginning of the periods presented (see Note 2).

The Company markets its complete storage solutions to broadcasters under the trade name Front Porch Digital and to service providers and enterprise clients under the trade name ManagedStorage International. Front Porch Digital ("Front Porch") provides software and professional services solutions for digital archive management to broadcasters and media companies worldwide, and, MSI, is a provider of outsourced storage solutions, including engineering, hardware and software procurement and remote storage operations services.

Through Front Porch, the Company provides a software and management solution that enables searching, browsing, editing, storage and on-demand delivery of media-rich content in nearly any digital format. The software converts audio, video, images, text and data into digital formats for ease of use and archiving. With more than 85 installations worldwide, the Company's DIVArchive software has become a leading digital archive management application used among European and Asian broadcast and media companies, and is gaining an increasing share of the North American market. Front Porch's DIVArchive and BitScream applications provide the essential integration layer within the digital content creation and broadcast environments. As a result of its software-based solution that was built on intelligent, distributed architecture, Front Porch's archive management and transcoding solutions are flexible, scalable, easily upgradable, failure resilient and well-integratable with leading automation and asset management applications.

Through MSI, the Company delivers comprehensive storage services, including professional services, hardware/software procurement and resale, financing solutions and remote monitoring/management services. The Company focuses on providing data protection solutions and services that ensure that its customers' data is backed-up and recoverable and meets internal data retention compliance policies. MSI's remote monitoring and management services are delivered from its Storage Network Operations Center, which monitors and manages a multitude of diverse storage infrastructures on a 24x7 basis throughout the United States, United Kingdom, Bermuda and Tokyo.

                            INCENTRA SOLUTIONS, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


MSI delivers this worldwide service utilizing its proprietary GridWorks Operations Support System, which enables automated remote monitoring, and management of complete storage infrastructures and back-up applications. MSI provides outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized.

The Company's customers are located in North America, Europe, Asia and the Pacific Rim.

Consolidated assets as of September 30, 2004 and revenues for the nine-month period then ended included $2.7 million and $2.3 million, respectively, related to the Company's international operations. On a pro forma basis giving effect to the Acquisition as if it had occurred on January 1, 2004, revenues from the Company's international operations for the nine-month period ended September 30, 2004 totaled $6.6 million.

In the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, which reflected only the financial statements of Front Porch, the report of the Company's independent public accountants included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

The Company's financial statements for the three and nine months ended September 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. After the August 18, 2004 Acquisition and the release of approximately $3.0 million of previously restricted cash to the Company by the Laurus Master Fund on October 26, 2004 (see Note 8), management believes the Company has sufficient assets to meet its liquidity needs through the next twelve-month period.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and, except those resulting from the reverse acquisition disclosed in Note 2, such adjustments are of a normal and recurring nature. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2004.

                            INCENTRA SOLUTIONS, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


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

All amounts except per share amounts in (000's)

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                             2004          2003          2004          2003
                                          ----------    ----------    ----------    ----------
Pro Forma Net Loss:
  Net loss applicable to
  common stockholders -
  as reported                             $   (3,306)   $   (2,612)   $   (8,060)   $  (10,178)

Add: Stock based employee
compensation expense - as reported                63            46           152           263

Deduct: Total stock based employee
compensation expense - determined under
fair value based method for all awards          (198)          (51)         (284)         (267)
                                          ----------    ----------    ----------    ----------
  Pro forma net loss applicable to
  common stockholders                     $   (3,441)   $   (2,617)   $   (8,192)   $  (10,182)
                                          ==========    ==========    ==========    ==========

Pro Forma Loss Per Share:

Loss per share - basic and
diluted, as reported                      $    (0.04)   $    (0.04)   $    (0.11)   $    (0.17)
                                          ==========    ==========    ==========    ==========
Loss per share - basic and
diluted, pro forma                        $    (0.04)   $    (0.04)   $    (0.11)   $    (0.17)
                                          ==========    ==========    ==========    ==========

The Company accounts for common stock, stock options and other equity instruments issued in exchange for goods or services using the fair value method and records expense based on the values determined.

In determining the fair value of stock options granted by the Company in 2004, and thus determining historical and pro forma compensation expense under the fair value method, the Company utilized the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 0.81%, expected volatility of 143%, and expected lives of three years.

In determining the fair value of stock options granted prior to the Acquisition by MSI, the Company utilized the Black-Scholes valuation model to determine historical and pro forma compensation expense under the fair value method with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 3.89%, expected volatility of 0%, and expected lives of ten years.

                            INCENTRA SOLUTIONS, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


In determining the fair value of warrants granted in 2004, the Company utilized the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 1.16%, expected volatility of 143%, and expected lives of five to seven years.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The accounts of the Company's French subsidiary are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation", which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date, and that the results of operations and statements of cash flows be translated at the average exchange rates in effect during the period. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. At September 30, 2004, the Company reported a cumulative translation loss of approximately $7,000 as a component of accumulated other comprehensive loss. The Company is also subject to foreign exchange transaction exposure when it and/or its French subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three and nine months ended September 30, 2004 and 2003 were not significant.

In June 2004, the Company began managing its foreign currency cash flow exposure through the use of a $/Euro forward contract that expired on September 7, 2004. In addition, the Company entered into two new forward contracts, one of which expired on December 7, 2004 and the other of which expires on April 1, 2005. The Company recorded a gain of $65,000 on the contracts as of September 30, 2004 represented by the change in fair value of the foreign currency forward contract related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS 144), the Company reviews the carrying value of long-lived assets, including property and equipment and amortizable intangible assets, to determine whether there are any indications of impairment. Impairment of long-lived assets is assessed by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Prior to the Acquisition, MSI accounted for its investment in the common stock and warrants of the Company using the equity method of accounting. The excess estimated fair value of Company common stock and warrants over MSI's net assets at the date Front Porch acquired MSI's French subsidiary (July 31, 2002), was recognized as goodwill, and in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, was not amortized. MSI reviewed such goodwill for impairment and recognized an impairment loss when there was a loss in value in the equity method investment which was other than a temporary decline. For the nine months ended September 30, 2004 and 2003, MSI recorded impairment losses of $198,280 and $445,732, respectively.

RECLASSIFICATIONS

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

                            INCENTRA SOLUTIONS, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

2.     ACQUISITION OF MANAGEDSTORAGE INTERNATIONAL

On August 18, 2004 (the "Acquisition Date"), the Company (formerly Front Porch Digital, Inc.) acquired all of the outstanding capital stock of MSI, a Delaware corporation. The transaction was structured as a reorganization of MSI with and into Front Porch Merger Corp., a Delaware corporation and newly-formed, wholly-owned subsidiary of the Company. The Acquisition of MSI by the Company has been accounted for as a reverse merger because on a post-merger basis, the former MSI shareholders hold a majority of the outstanding common stock of the Company on a voting and diluted basis. As a result, MSI is deemed to be the acquirer for accounting purposes. Accordingly, the condensed consolidated financial statements presented herein include the financial statements of MSI for all periods prior to the Acquisition Date and the financial statements of the consolidated companies from the Acquisition Date forward. The historical stockholder's equity of MSI prior to the Acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the Acquisition after giving effect to any differences in the par value of the Company's and MSI's common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (MSI) has been carried forward after the Acquisition. The Acquisition has also been accounted for as a step acquisition since it occurred in multiple steps over the period from July 31, 2002, when MSI sold its French subsidiary to the Company. After the acquisition, the former MSI shareholders owned approximately 64% of the common stock of the Company.

The aggregate market price paid for the capital stock of MSI was approximately $34.4 million. Such amount was paid through the issuance to the former MSI stockholders of 47,454,985 restricted shares of common stock and 2,466,971 restricted shares of the newly-designated, voting and non-interest bearing Series A Redeemable Preferred Stock, $.001 par value per share (the "Series A Preferred"), of the Company. The Series A Preferred shares are convertible into shares of common stock on a twenty-for-one basis. (See Note 6) In connection with the Acquisition, the Company canceled 13,452,381 shares of outstanding common stock and warrants to purchase 3.5 million shares of common stock that were held by MSI prior to the Acquisition Date. MSI canceled $0.2 million in receivables owed to it from the Company. The Company also assumed outstanding warrants of MSI to purchase 202,740 shares of restricted common stock at a price per share of $.0003 and outstanding warrants of MSI to purchase 33,029 shares of Series A Preferred at a price per share of $10.35. As of September 30, 2004, the new common and preferred shares had not been issued to the former MSI shareholders.

                            INCENTRA SOLUTIONS, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


The determination of the value of the consideration issued to the former MSI shareholders was as follows:

       a) Common shares issued - the valuation of the common was based upon the average closing price of the Company's common stock as posted on the OTC Bulletin Board for the three-day period prior to the closing date, the closing date and the three-day period after the closing date.

       b) Series A Preferred - the issuance price of the preferred stock was fixed at $31.5 million. The preferred stock was recorded at its fair value at the Acquisition Date based on the value of the redeemable preferred stock of MSI exchanged in the Acquisition. The difference between the issue price and the fair value is being recorded as accretion on the preferred stock and charged to net loss applicable to common stockholders over the term of the redemption period.


In connection with the Acquisition, each outstanding share of MSI's Series A Redeemable Preferred Stock was converted into 200 shares of common stock of the Company, each outstanding share of MSI's Series B Convertible Preferred Stock was converted into 27.789 shares of common stock of the Company, each outstanding share of MSI's Series C Redeemable Preferred Stock was converted into 111.6042 shares of Series A Preferred and each outstanding share of MSI common stock was converted into 0.3089 shares of common stock of the Company. In addition, the Company assumed all options outstanding under MSI's stock option plan and each outstanding option to purchase MSI Common Stock was converted into an option to purchase unregistered common stock of the Company, subject to certain adjustments to the exercise price and the number of shares issuable upon exercise of such options to reflect the exchange ratios in the Acquisition.

The holders of Series A Preferred and certain other former MSI stockholders executed a lock-up agreement pursuant to which such stockholders agreed not to transfer their unregistered shares of the Company's common stock for a period of 18 months (with limited exceptions). Concurrent with the consummation of the Acquisition, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the holders of the Series A Preferred. Under the terms of such agreement, at any time after February 16, 2006, the holders of at least 51% of the Series A Preferred have the right to cause the Company to register, under the Securities Act of 1933, the shares of common stock and Series A Preferred (including the common stock underlying the Series A Preferred) issued to such holders in the Acquisition. In addition, such holders have `piggy-back' and Form S-3 registration rights.

Since the Acquisition has been accounted for as a reverse merger, a determination of the purchase price was made based upon the value of the Front Porch business including the value of all outstanding warrants and options of Front Porch at the time of the Acquisition. Accordingly, the total purchase price for the Company was approximately $17.5 million, for which the preliminary allocation is below. This allocation is between the net tangible assets and the excess fair value over net tangible assets.

                            INCENTRA SOLUTIONS, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


Preliminary purchase price allocation at the Acquisition Date:

Cash and cash equivalents                   $    946,732
Other current assets                           2,000,773
Property and equipment                           193,637
Restricted cash                                3,058,953
Other assets                                     920,357
Intellectual property-DIVArchive software      6,600,000
Intellectual property-customer base           10,521,715
Current liabilities                           (3,813,961)
Other liabilities                             (2,904,743)
                                            ------------
Total purchase price                        $ 17,523,463
                                            ============

The purchase price allocation is not considered final as of the date of this report, as the Company and its independent valuation advisors are still reviewing all the underlying assumptions and calculations used in the allocation. However, the Company does not believe the final purchase price allocation will be materially different than that presented herein.

As of the Acquisition Date, the excess fair value over net tangible assets acquired totaled approximately $17.1 million. All of such excess was allocated to the Company's intellectual property, including its DIVArchive and Bitscream proprietary software and its customer base in the broadcast, media and entertainment industries. The amounts allocated to intellectual property for the Company's software and customer base are being amortized over 5 and 10-year periods, respectively.

The following pro forma results of operations for the three and nine months ended September 30, 2004 and 2003 are presented to reflect the Acquisition as if it had occurred as of the beginning of the periods presented.

                         PRO FORMA RESULTS OF OPERATIONS
                 All amounts except per share amounts in (000's)

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                   2004          2003          2004          2003
                                                ----------    ----------    ----------    ----------
  Revenues                                      $    5,336    $    3,254    $   13,141    $    9,673
  Loss from continuing operations                   (3,809)       (3,839)       (9,958)      (11,912)
  Loss from discontinued operations (1)                 --          (322)           --        (2,048)
                                                ----------    ----------    ----------    ----------
  Net loss applicable to common stockholders    $   (4,463)   $   (4,815)   $  (11,922)   $  (15,923)
                                                ==========    ==========    ==========    ==========

Loss per share - basic and diluted, pro forma   $    (0.05)   $    (0.08)   $    (0.16)   $    (0.26)
                                                ==========    ==========    ==========    ==========

       (1) During 2003, Front Porch disposed of two business units: the DIVArchive Medical business unit and the Media Services business unit. The operating results of the two business units were accounted for as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                            INCENTRA SOLUTIONS, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


3.     PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2004, consisted of:

Computer equipment                                               $  5,125,064
Software                                                            3,584,106
Leasehold improvements                                                 65,343
Office furniture and equipment                                      1,676,444
                                                                 ------------
                                                                   10,450,957
Less accumulated depreciation                                      (7,700,033)
                                                                 ------------
                                                                 $  2,750,924
                                                                 ============

For the three months ended September 30, 2004 and 2003, total depreciation was $560,171 and $616,836, respectively, of which $513,346 and $554,453, respectively, was included in cost of revenue. For the nine months ended September 30, 2004 and 2003, total depreciation was $1,628,995 and $1,818,930, respectively, of which $1,500,091 and $1,497,956, respectively, was included in cost of revenue.

Included in the balance above is property and equipment under capital lease with a cost of $2,161,377 and accumulated depreciation and amortization of $1,174,435.


4.     CONCENTRATION OF CREDIT RISK

The Company sells its products and services throughout North America, Europe, Asia and the Pacific Rim. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the nine months ended September 30, 2004, aggregate revenues from customers located in Europe or Asia amounted to $2.3 million, or 27% of total revenue, while revenues from customers located in North America totaled $6.3 million, or 73% or total revenue. For the nine months ended September 30, 2003, the Company's revenues from customers located in Europe or Asia amounted to $0.8 million, or 10% of total revenue, while revenues from customers located in North America totaled $7.0 million, or 90% of total revenue. On a pro forma basis, giving effect to the Acquisition as if it had occurred on January 1, 2004, for the nine months ended September 30, 2004, aggregate revenues from customers located in Europe or Asia amounted to $6.6 million, or approximately 50% of total revenue, while revenues from customers located in North America totaled $6.5 million.

For the nine months ended September 30, 2004, revenues from two customers each exceeding 10% of total revenues aggregated 13% and 12%, respectively. Accounts receivable from the Company's largest customer was $379,000 as of September 30, 2004, which represented approximately 10% of total billed trade receivables at that date. On a pro forma basis, giving effect to the Acquisition as if it had on January 1, 2004, no customer exceeded 10% of total pro forma revenue for the nine months ended September 30, 2004.

For the nine months ended September 30, 2003, revenues from two customers each exceeding 10% of total revenues aggregated 39% and 23%, respectively. Accounts receivable from the Company's largest customer was $0.7 million as of September 30, 2003, which represented approximately 26% of total billed trade receivables at that date.

                            INCENTRA SOLUTIONS, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


5.     PER SHARE DATA

The Company reports its earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding. The historical loss per share of MSI prior to the Acquisition has been presented to reflect the new capital structure. In addition, the calculation of weighted average number of common shares outstanding at September 30, 2004 included the 34,002,604 shares of common stock issuable to the former MSI shareholders in connection with the Acquisition. The shares have not been issued due to the change in the Company's CUSIP number, the Company name and stock symbol changes. For the three and nine months ended September 30, 2004 and 2003, shares from the assumed conversion of outstanding convertible notes, warrants and options were omitted from the computations of diluted earnings per share because the effect would be anti-dilutive. However, if the Company were not in a loss position, 3,483,100 shares from the assumed exercise or conversion of warrants, options and convertible notes would have been considered dilutive securities during the periods ended September 30, 2004. The per share calculations during the periods ended September 30, 2004 excluded the effect of 2,466,971 shares of Series A Preferred, which are convertible into 49,339,420 shares of common stock because the effect would be anti-dilutive.

6.     SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDER'S EQUITY

In connection with the Acquisition, the Company designated 2.5 million authorized Series A Preferred shares and issued 2,466,971 of such shares. Warrants are outstanding for the purchase of the remaining 33,029 Series A Preferred shares at a purchase price of $10.35 per share.

The Series A Preferred are convertible at any time upon written notice to the Company into shares of common stock on a twenty-for-one basis. So long as at least 500,000 originally issued shares of Series A Preferred are outstanding, the holders of Series A Preferred have the right to appoint three directors to the Company's board of directors. As a result, the Company's Board of Directors has been expanded to seven members to accommodate these three directors. On or after August 16, 2008, the holders of at least 80% of the Series A Preferred may elect to have the Company redeem the Series A Preferred for a price equal to the greater of (i) the original issue price of $12.60 per share ($31.5 million in the aggregate) plus accrued dividends, to the extent dividends are declared by the Company, or (ii) the fair market value of the number of shares of common stock into which such shares of Series A Preferred are convertible. Other material terms of the Series A Preferred include a preference upon liquidation or dissolution of the Company, weighted-average anti-dilution protection and pre-emptive rights with respect to subsequent issuances of securities by the Company (subject to certain exceptions).

                            INCENTRA SOLUTIONS, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


On October 22, 2004, the Company amended its charter to increase the number of authorized common shares from 150,000,000 to 200,000,000.

7.     LONG TERM DEBT

Long-term debt at September 30, 2004 consisted of the following:

$4.5 MILLION SENIOR SECURED CONVERTIBLE NOTE

On May 13, 2004, the Company consummated a private placement pursuant to which the Company issued a secured convertible term note due May 13, 2007 in the principal amount of $5,000,000 (the "Note"), and the Company issued a common stock purchase warrant, entitling the holder to purchase 4,435,500 shares of common stock (the "Warrant") at $0.48 per share. The Note and the Warrant were sold to Laurus Master Fund, Ltd. ("Laurus"), for a purchase price of $5,000,000. In connection with certain non-monetary defaults under the Note, certain terms of the Note were amended on October 26, 2004 (see Note 8). The principal and unpaid interest on the Note are convertible into shares of the Company's common stock at a price of $0.30 per share, subject to antidilution adjustments.

The Note provides for monthly payments of interest at the prime rate plus 1%, which is subject to reduction if the market price of the Company's common stock exceeds certain designated thresholds. The Note also provides for monthly amortization of principal, which commenced on September 1, 2004, of $45,455, plus accrued interest, per month, with the balance payable on the maturity date. Laurus has the option to receive shares of the Company's common stock in lieu of debt service payments at the then conversion price. The Note is collateralized by a security interest in all of the assets of the Company. The Warrant entitles the holder to purchase, at any time through May 13, 2011, up to 4,435,000 shares of the Company's common stock at a price of $0.48 per share, subject to antidilution adjustments.

At September 30, 2004, the Company was in default on certain covenant provisions in the purchase agreement with Laurus. On October 26, 2004, the Company and Laurus entered into an Amendment and Waiver to release the remaining $3.0 million in restricted cash to the Company for general corporate use, to waive the events of default and to modify certain other terms and conditions of the
Note including deferring the principal and interest amortization payments until March 1, 2005, reducing the fixed conversion price to $0.30 from $0.50 per share and the issuance of a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Amendment and Waiver is more fully described in Note 8.

SECURED LEASE FINANCING:

On November 20, 2003, the Company entered into a capital lease line of credit agreement for $1,500,000 with a third-party lender. The terms of the leases under the line range from 12 to 18 months. The interest rate on the line ranges from 10.514% to 10.731% per annum. As of September 30, 2004, the Company had drawn $1,470,507 on the line and $29,493 of the line expired unused. The unpaid balance at September 30, 2004 was $787,520. The line is to be repaid in monthly principal and interest installments, with the final payment due in October 2005.

                            INCENTRA SOLUTIONS, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


8.     SUBSEQUENT EVENTS

On October 26, 2004, the Company entered into an Amendment and Waiver, (the "Amendment and Waiver"), with Laurus. The Amendment and Waiver amends the Securities Purchase Agreement and certain other documents (the "Loan Documents"), (see Note 7), and waived certain events of default under certain of the Loan Documents. Pursuant to the Amendment and Waiver, the parties agreed to reduce the "Fixed Conversion Price" set forth in the Term Note from $0.50 to $0.30 per share and to amend the Master Security Agreement to provide for a "Lockbox Deposit Account" to be maintained by the Company and its subsidiaries under the Master Security Agreement. Laurus further agreed to (i) release to the Company approximately $3.0 million, which represented all funds then remaining in a restricted account (less outstanding accrued interest and fees); (ii) postpone the monthly principal payments due by the Company under the Note on November 1 through February 1, 2005 until the maturity date of the Note; (iii) waive certain events of default, and all fees and default interest rates applicable to such events of default; (iv) extend the time for the Company's subsidiaries to be joined as a party to the Master Security Agreement; (v) waive all fees and default interest arising from the Company's failure to pay the liquidated damages set forth in the Registration Statement and further waive any liquidated damages due and payable to Laurus by Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

When used in this discussion, the word "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

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

OVERVIEW

The Company is a supplier of storage management solutions to broadcasters, enterprises and managed service providers worldwide. The name of the Company was officially changed from Front Porch Digital, Inc. to Incentra Solutions, Inc. on October 25, 2004 and the common stock of the Company is now trading on the Over-the-Counter Bulletin Board under the trading symbol "ICEN". See Note 2 to the condensed consolidated financial statements.

The Company markets its complete storage solutions to broadcasters under the trade name Front Porch Digital and to service providers and enterprise clients under the trade name ManagedStorage International. Front Porch Digital ("Front Porch") is recognized as a leader in providing unique software and professional services solutions for digital archive management to broadcasters and media companies worldwide, and ManagedStorage International ("MSI") is an industry leading provider of outsourced storage solutions, including engineering, hardware and software procurement and remote storage operations services.

Through Front Porch, the Company provides a software and management solution that enables searching, browsing, editing, storage and on-demand delivery of media-rich content in nearly any digital format. The software converts audio, video, images, text and data into digital formats for ease of use and archiving. With more than 85 installations worldwide, the Company's DIVArchive software has become a leading digital archive management application among European and Asian broadcast and media companies, and is gaining an increasing share of the North American market. Front Porch's DIVArchive and BitScream applications provide the essential integration layer within the digital content creation and broadcast environments. As a result of its software-based solution that was built on intelligent, distributed architecture, Front Porch's archive management and transcoding solutions are flexible, scalable, easily upgradable, failure resilient and well-integratable with leading automation and asset management applications.

Through MSI, the Company delivers comprehensive storage services including professional services, hardware/software procurement and resale, financing solutions and remote monitoring/management services. The Company focuses on providing data protection solutions and services that ensure that its customers' data is backed-up and recoverable and meets internal data retention compliance policies. MSI's remote monitoring and management services are delivered from its Storage Network Operations Center, which monitors and manages a multitude of diverse storage infrastructures on a 24x7 basis throughout the United States, United Kingdom, Bermuda and Tokyo. MSI delivers this worldwide service utilizing its proprietary GridWorks Operations Support System, which enables automated remote monitoring and management of complete storage infrastructures and back-up applications. MSI provides outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized. These customers benefit from reduced operating costs and reductions in capital expenditures.

The following discussion and analysis of financial condition and results of operations is based upon the Company's pro forma and historical consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

BUSINESS OUTLOOK

The following summarized discussion of financial results for the three and nine months ended September 30, 2004 and 2003 is of the Company's results on a pro forma basis, giving effect to the Acquisition as if it had occurred at the beginning of all periods presented. The Company believes the pro forma results of operations provide additional and more relevant information about the operating performance of the business and gives a better indication of the results of operations, size and scalability of the business on a forward looking basis.

For the three and nine months ended September 30, 2004, pro forma revenues totaled $5.3 million and $13.1 million as compared to $3.3 million and $9.7 million for the comparable prior year periods. The rate of year- over- year growth in revenues for the three and nine months ended 2004 was approximately 64% and 36%, respectively. Pro forma revenues for the quarter ended September 30, 2004 also represented a 36% sequential increase over the $3.9 million in pro forma revenues for the second quarter of 2004. The significant growth in revenue was a result of increased sales and deliveries of the Company's proprietary DIVArchive solution and increased sales of storage infrastructure solutions, including third-party hardware and software and the Company's professional services. In addition, the stability of the recurring revenue base created by the Company's proprietary Gridworks Operations System Support solution provides added stability and predictability in revenue, as well as a significant growth opportunity through the expansion of services to existing customers, the continued increase in the amount of data under protection, as well as new enterprise and service provider customer opportunities.

During the quarter ended September 30, 2004, the Company also had two significant transactions that contributed to the increase in revenue. The Company sold and delivered its first fully-integrated digital archive and storage infrastructure solution to a major cable provider in the United States prior to the commercial rollout of such solution, which is expected in the first quarter of 2005. Delivery of this solution was completed during the fourth quarter. The Company also delivered a substantial storage infrastructure to a service provider whose business includes digital cinema solutions.

The Company continues to invest in hardware and the development of its software and digital archiving in the data storage and infrastructure areas. During the quarter ended September 30, 2004 the Company invested $0.4 million in software development and $0.1 million for data storage infrastructure development. For the nine months ended September 30, 2004, the Company invested $1.1 million in software development and $1.7 million for data storage infrastructure development.

During the three months ended September 30, 2004, the Company's pro forma loss from operations (excluding $1.4 million in acquisition costs) improved by approximately 50%, decreasing to $1.5 million, as compared to a loss of $3.0 million for the comparable prior year period. For the nine months ended September 30, 2004, the Company's pro forma loss from operations (excluding $1.4 million in acquisition costs) improved by approximately 43%, or $4.3 million, decreasing to $5.6 million from a loss of $9.9 million for the comparable prior year period. The significant decrease in losses was a direct result of the increased revenues as described above and the general growth in the operating costs of the business at an expected and proportionate rate to that of revenue growth. In addition, the reduction in operating losses on a pro forma basis was greater than that reported under GAAP as a result of the increased revenues from DIVArchive solutions in 2004, which generate gross margins in excess of 70%, as such revenues are included for all periods presented.

During the three months ended September 30, 2004 and 2003, the Company realized EBITDA* of approximately $0.1 million and a loss of $1.0 million, respectively. During the nine months ended September 30, 2004 and 2003, the Company realized an EBITDA* loss of $1.4 million and $4.5 million, respectively. The three and nine months ended September 30, 2004 EBITDA is adjusted to exclude the $1.4 million of one-time Acquisition related costs.

The Company intends to further leverage its unique intellectual property by continuing to leverage its position as a leading provider of archive software solutions. In addition, the Company intends to expand its product and service offerings to position itself as a provider of a wide range of services and products to the broadcast and media markets. The Company believes it can increase revenues from existing and new customers by offering complete archive solutions, including storage hardware and software, servers and peripheral devices, as well as first call support services. To facilitate this strategy, the Company intends to increase its volume of products available for resale to customers both directly and through existing channel partners. The Company also plans to increase its expenditures for sales and marketing initiatives to meet what appears to be an increasing volume of digital archive implementations in the North American market and throughout the rest of the world.

Management also believes it can increase its sales of managed services by becoming more directly involved in the sale of storage products and professional services. The Company plans to increase its sales resources focused on the enterprise market and will resell a variety of storage products directly to businesses. The Company has retained an investment-banking firm to help it evaluate whether an acquisition of an established provider in this market would accelerate its efforts and create economic benefits for the Company and its shareholders.

As the Company continues to grow, it will need to sustain and possibly increase the investment of capital into its software technologies, Gridworks and DIVArchive, to ensure they maintain their competitive advantage and to further enhance their interoperability and feature sets.


-------------------------

*EBITDA is defined as earnings before interest, taxes, depreciation and amortization and cumulative effect of changes in accounting principles. Although EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (GAAP), the Company believes the use of the non-GAAP financial measure EBITDA enhances an overall understanding of the Company's past financial performance and is a widely-used measure of operating performance in practice. In addition, the Company believes the use of EBITDA provides useful information to the investor because EBITDA excludes significant non-cash interest and amortization charges related to past financings by the Company that, when excluded, the Company believes produces more meaningful operating information. EBITDA also excludes depreciation and amortization expenses incurred primarily in the MSI subsidiary, which are significant when compared to such levels prior to the acquisition of MSI. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure, net loss before income taxes, is set forth below.

EBITDA Reconciliation

All amounts in (000's)
                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                     2004        2003        2004        2003
                                   --------    --------    --------    --------
Pretax loss before amounts
  applicable to common
  shareholders                     $ (2,934)   $ (2,453)   $ (7,376)   $ (8,594)
Depreciation and amortization         1,082         854       2,626       2,510
Interest (cash portion)                  54           7          96         928
Interest (non-cash portion)             486         620       1,829         609
                                   --------    --------    --------    --------
EBITDA                               (1,312)       (972)     (2,825)     (4,547)
Non-recurring charges                 1,425          --       1,425          --
                                   --------    --------    --------    --------
EBITDA, as adjusted                $    113    $   (972)   $ (1,400)   $ (4,547)
                                   ========    ========    ========    ========

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

       REVENUE. Total revenue for the three months ended September 30, 2004 increased $1.8 million, or 71%, to $4.3 million compared to total revenue of $2.5 million for the three months ended September 30, 2003. Revenue from the sale of the Company's products increased to $2.5 million compared to revenue of $7,000 for the three months ended September 30, 2003. This increase was attributable to: (1) sales of hardware as part of sales of complete archive solutions and as Storage Area Network ("SAN") infrastructure and (2) increased orders for the Company's software and related products and services, consisting primarily of sales of the Company's DIVArchive solutions. Revenue from the delivery of the Company's services decreased $0.7 million, or 29%, to $1.8 million compared to $2.5 million for the three months ended September 30, 2003. The decrease in service revenue was the result of a decrease in revenue of $0.6 million from a large customer that filed for bankruptcy in 2003 and did not renew the service upon contract expiration in 2004.

       For the three months ended September 30, 2004, a significant portion of the Company's revenues were derived from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe or Asia amounted to $1.4 million, or 33% of total revenue, while revenues from customers located in North America totaled $2.9 million, or 67% of total revenue. For the three months ended September 30, 2003, the Company's revenues from customers located in Europe and Asia amounted to $0.2 million, or 9% of total revenue, while revenues from customers located in North America totaled $2.3 million, or 91% of total revenue.

       GROSS MARGIN. Gross margin for the three months ended September 30, 2004 increased $0.9 million to $1.9 million, or 43% of total revenue, as compared to gross margin of $0.9 million or 37% of total revenue for the comparable prior year period. Product gross margin for the three months ended September 30, 2004 totaled $1.6 million, or 62% of product revenue, compared to product gross margin of $7,000, or 100% of product revenue, for the three months ended September 30, 2003. Service gross margin for the three months ended September 30, 2004 totaled $0.3 million, or 16% of service revenue, compared to service gross margin of $0.9 million, or 37% of service revenue, for the three months ended September 30, 2003. The gross margin as a percentage of total revenue reported for the third quarter met the Company's anticipated gross margin and was slightly higher than the gross margin of 37% reported for the comparable prior year period due to the growth in revenues of the Company's DIVArchive solutions.

       On the basis of the Company's contracted backlog of orders for its DIVArchive solutions and its recurring managed services revenue base, as well as the pipeline of potential business that management believes will close during the remainder of 2004, management believes 2004 revenues will remain at levels sufficient to support the Company's cost of revenue. As a result, the Company anticipates its gross margin will remain relatively constant for the remainder of 2004.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2004 increased $1.6 million to $3.9 million from $2.3 million for the three months ended September 30, 2003. SG&A expenses for the three months ended September 30, 2004 included $1.5 million in salaries and related benefits for employees not directly related to the production of revenue,

$0.3 million in general office expenses, $0.2 million in professional fees, $0.2 million for travel-related costs and $0.1 million in facilities costs. The Company incurred $1.4 million in costs related to the acquisition of MSI and other nonrecurring costs. SG&A expenses for the three months ended September 30, 2003 included $1.4 million in salaries and related benefits for employees not directly related to the production of revenue, $0.2 million in professional fees, $0.4 million in general office expenses, $0.1 million in facilities costs, and $0.1 million for travel-related costs. The increase in SG&A expenses during the three months ended September 30, 2004 was the direct result of nonrecurring costs related to the Acquisition and the inclusion of SG&A expenses for Front Porch from the date of acquisition forward, which was offset, in part, by a reduction in payroll and related costs as a result of reductions in staffing levels. Excluding the non-recurring costs of the Acquisition, the Company believes SG&A expenses would remain relatively constant given the current revenue levels and revenue mix; however, as the Company is actively growing and expanding its business, SG&A costs are expected to increase, primarily in the areas of sales and marketing, operations and engineering in order to support the anticipated growth.

       DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized research and development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was $1.1 million for the three months ended September 30, 2004 and $0.9 million for the three months ended September 30, 2003. The increase of $0.2 million was attributable to amortization expense associated with the newly-acquired intangibles resulting from the Acquisition.

       OPERATING LOSS. During the three months ended September 30, 2004, the Company incurred a loss from operations of $2.6 million as compared to a loss from operations of $1.7 million for the three months ended September 30, 2003. Included in the operating loss for the three months ended September 30, 2004 were $1.4 million of costs related to the acquisition of MSI and other nonrecurring costs. Excluding the Acquisition costs, the decrease in loss from operations for the three months ended September 30, 2004 was primarily due to the increased revenues and gross margin described above.

       INTEREST EXPENSE. Interest expense was $0.5 million for the three months ended September 30, 2004 compared to $0.6 million for the three months ended September 30, 2003. The decrease in interest expense was largely attributable to a decrease in the principle balance on outstanding capital leases. Interest expense during the three months ended September 30, 2004 included cash interest costs of $60,000 on notes payable for money borrowed and non-cash interest charges aggregating $0.4 million, including $72,000 related to the amortization of debt discount, $45,000 related to amortization of non-cash financing costs and non-cash interest expense of $0.3 million related to interest on MSI's Series C preferred stock.

       FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. The Company conducts business in various countries outside the United States in which the functional currency of the country is not the U.S. dollar. As a result, the Company has foreign currency exchange translation exposure as the results of these foreign operations are translated into U.S. dollars in its consolidated financial statements. The effect of changes in value of the U.S. dollar compared to other currencies, primarily the euro, has been to increase reported revenues and operating profit when the U.S. dollar weakens and reduce these amounts when the dollar strengthens. For the three months ended September 30, 2004, the Company reported an accumulated translation loss of approximately $7,000 as a component of accumulated other comprehensive loss. The Company is also subject to foreign exchange transaction exposure because it provides for intercompany funding between the U.S. and international operations, and when it and/or its French subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months and nine months ended September 30, 2004 and 2003 were not significant.

       NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. During the three months ended September 30, 2004, the Company incurred a net loss applicable to common stockholders of $3.3 million as compared to a net loss applicable to common stockholders of $2.6 million for the three months ended September 30, 2003. Included in the net loss for the three months ended September 30, 2004 was $1.4 million of costs related to the acquisition of MSI. Excluding these nonrecurring costs, the decrease in net loss for the three months ended September 30, 2004 was primarily due to the increased revenues and gross margin described above.



RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

       REVENUE. Total revenue for the nine months ended September 30, 2004 increased $0.9 million, or 11%, to $8.6 million compared to total revenue of $7.7 million for the nine months ended September 30, 2003. Revenue from the sale of the Company's products increased to $2.7 million compared to revenue of $26,000 for the nine months ended September 30, 2003. This increase was attributable to: (1) sales of hardware as part of sales of complete archive solutions and as SAN infrastructure and (2) increased orders for the Company's software and related products and services, consisting primarily of sales of the Company's DIVArchive solutions. Revenue from the delivery of the Company's services decreased $1.8 million, or 24%, to $5.9 million compared to $7.7 million for the nine months ended September 30, 2003. The decrease in service revenue was the result of a decrease in revenue of $2.2 million from a large customer that filed for bankruptcy in 2003 and did not renew the service upon contract expiration in 2004, which was offset, in part, by additional revenues of $0.4 million related to its existing and new customer base.

       For the nine months ended September 30, 2004, a significant portion of the Company's revenues were derived from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe or Asia amounted to $2.3 million, or 27% of total revenue, while revenues from customers located in North America totaled $6.3 million, of 73% or total revenue. For the nine months ended September 30, 2003, the Company's revenues from customers located in Europe and Asia amounted to $0.8 million, or 10% of total revenue, while revenues from customers located in North America totaled $6.9 million, or 90% of total revenue.

       GROSS MARGIN. Gross margin for the nine months ended September 30, 2004 increased $1.7 million to $3.6 million, or 42% of total revenue, as compared to gross margin of $1.9 million, or 24% of total revenue, for the comparable prior year period. Product gross margin for the nine months ended September 30, 2004 totaled $1.8 million, or 64% of product revenue, compared to product gross margin of $26,000, or 100% of product revenue, for the nine months ended September 30, 2003. Service gross margin for the nine months ended September 30, 2004 totaled $1.8 million, or 31% of service revenue, compared to service gross margin of $1.9 million, or 24% of service revenue, for the nine months ended September 30, 2003. The gross margin as a percentage of total revenue reported for the nine-month period met the Company's anticipated gross margin and was significantly higher than the gross margin of 24% reported for the comparable prior year period due to the growth in revenues of the Company's DIVArchive solutions.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2004 increased $0.8 million to $7.9 million from $7.1 million for the nine months ended September 30, 2003. SG&A expenses for the nine months ended September 30, 2004 included $3.9 million in salaries and related benefits for employees not directly related to the production of revenue, $1.0 million in general office expenses, $0.5 million in professional fees, $0.5 million for travel-related costs and $0.4 million in facilities costs. The Company incurred $1.4 million in costs related to the acquisition of MSI and other nonrecurring costs. SG&A expenses for the nine months ended September 30, 2003 included $4.3 million in salaries and related benefits for employees not directly related to the production of revenue, $1.2 million in general office expenses, $0.6 million in professional fees, $0.6 million for travel-related costs and $0.4 million in facilities costs. The increase in SG&A expenses during the nine months ended September 30, 2004 was the direct result of nonrecurring costs related to the Acquisition and the inclusion of SG&A expenses for Front Porch from the date of the Acquisition forward, which was offset, in part, by a reduction in payroll and related costs as a result of reductions in staffing levels.

       DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized research and development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was $2.6 million for the nine months ended September 30, 2004 and $2.5 million for the nine months ended September 30, 2003.

       OPERATING LOSS. During the nine months ended September 30, 2004, the Company incurred a loss from operations of $5.5 million as compared to a loss from operations of $6.2 million for the nine months ended September 30, 2003. Included in the operating loss for the nine months ended September 30, 2004 was $1.4 million of costs related to the acquisition of MSI and other nonrecurring costs. Excluding the costs of the Acquisition, the decrease in loss from operations for the nine months ended September 30, 2004 was primarily due to the increased revenues and gross margin described above.

       INTEREST EXPENSE. Interest expense was $1.9 million for the nine months ended September 30, 2004 compared to $1.6 million for the nine months ended September 30, 2003. The increase in interest expense was largely attributable to increased amortization of the debt discounts. Interest expense during the nine months ended September 30, 2004 included cash interest costs of $0.1 million on notes payable for money borrowed and non-cash interest charges aggregating $1.8 million, including $72,000 related to the amortization of debt discount, $45,000 related to amortization of financing costs and $1.7 million related to interest on MSI's Series C preferred stock.

       FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. As discussed above, the Company conducts business in various countries outside the United States in which the functional currency of the country is not the U.S. dollar. As a result, the Company has foreign currency exchange translation exposure as the results of these foreign operations are translated into U.S. dollars in its consolidated financial statements. For the nine months ended September 30, 2004, the Company reported an accumulated translation loss of approximately $7,000 as a component of accumulated other comprehensive loss. The Company is also subject to foreign exchange transaction exposure because it provides for intercompany funding between the U.S. and international operations, and when it and/or its French subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the nine months ended September 30, 2004 and 2003 were not significant.

       NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. During the nine months ended September 30, 2004, the Company incurred a net loss applicable to common stockholders of $8.1 million as compared to a net loss applicable to common stockholders of $10.2 million for the nine months ended September 30, 2003. Included in the net loss for the nine months ended September 30, 2004 was $1.4 million of costs related to the acquisition of MSI. Excluding these nonrecurring costs, the decrease in net loss for the nine months ended September 30, 2004 was primarily due to the increased revenues and gross margin described above and the decrease of $1.2 million of dividends on preferred stock

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 2004, the Company had $1.9 million of cash and cash equivalents. Increased revenue and the issuance of convertible debt securities have been principal sources of liquidity for the Company.

       On May 13, 2004, the Company consummated a private placement pursuant to which the Company issued a secured convertible term note due May 13, 2007 in the principal amount of $5,000,000, and the Company issued a common stock purchase warrant entitling the holder to purchase 4,435,500 shares of common stock (See
Note 7 of the Notes to Condensed Consolidated Financial Statements).

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

       The Company expects that anticipated cash flow from operations combined with its cash and cash equivalents at September 30, 2004 will be sufficient to operate through September 30, 2005. In addition, with the $5 million proceeds from the convertible note issued in May 2004, the Company believes it has sufficient capital available for the execution of its business strategy and its continued growth and expansion. However, the Company incurred an operating loss of $5.5 million for the nine months ended September 30, 2004 and $6.2 million for the comparable prior year period. These losses and other factors, including the early stage of the Company's business, as well as potential changes in the business and competitive environment in which the Company operates, continue to present a significant risk to the Company's long-term success. The Company's actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from the Company's plan of operations vary, but include, without limitation, decisions of the Company's management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan and general economic conditions. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

       The Company expects capital expenditures to be approximately $1.5 million during the 12-month period ending September 30, 2005. It is expected that the Company's principal uses of cash will be for working capital, to finance capital expenditures, to continue investment in software development and for other general corporate purposes, including financing the expansion of the business and implementation of its sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to the Company.

       As of September 30, 2004, the Company had current assets of $7.7 million. These assets were primarily derived from operations of the Company in the nine month period ended September 30, 2004, and the proceeds from the issuance of the $5 million senior secured convertible note in May 2004. Long-term assets of $25.7 million at September 30, 2004 consisted of $3.1 million in restricted cash related to the proceeds from the issuance of the $5 million senior secured convertible note, net software and intellectual property (including DIVArchive software and customer lists) of $18.7 million, net property and equipment of $2.8 million, and other assets of $1.1 million.

       Current liabilities of $8.5 million at September 30, 2004 consisted of $2.3 million of accounts payable; $1.5 million of deferred revenue, which consisted of billings in excess of revenue recognized and deposits and progress payments received on engagements currently in progress; $3.4 million of accrued expenses; $1.3 million of current portion of notes payable, capital leases and other long-term obligations.

       The Company's working capital deficit was $0.8 million as of September 30, 2004 for the reasons described above. On October 29, 2004 the Company amended its agreement with Laurus to release approximately $3.0 million of restricted cash for general corporate use as described above.

       The Company used net cash of $2.8 million from operating activities during the nine months ended September 30, 2004, primarily due to the net loss of $1.5 million as adjusted to exclude non cash items and net change in working capital of $1.2 million to support the increased level of receivables as a result of the Company's increased revenues. The Company used net cash of $3.9 million from operating activities during the nine months ended September 30, 2003. The reduction in net cash used in operating activities was attributable to reduced operating losses for the current period.

       The Company generated net cash of $2.4 million from investing activities during the nine months ended September 30, 2004, consisting of $3.8 million of proceeds from the sale of short-term investments and $0.9 million of cash received in connection with the Acquisition, which was offset by $1.7 million used for capital expenditures, $0.8 million was used for the development of the Company's suite of software and related services and $0.2 million from other investing activities. During the nine months ended September 30, 2003, the Company used $5.2 million in investing activities, of which $0.2 million represented proceeds from the sale of fixed assets, which was offset by $2.6 million used for capital expenditures, $0.2 million used for the development of the Company's suite of video software solutions and other investing activities, and $2.3 million used for the purchase of intangible assets relating to a customer base.

       Financing activities provided net cash of $47,000 during the nine months ended September 30, 2004, primarily from proceeds of the line of credit of $0.8 million, which was offset by repayments on capital leases, notes payable and other long-term liabilities of $0.7 million and deferred financing costs of $30,000. Financing activities provided net cash of $15.0 million during the nine months ended September 30, 2003 primarily from $15.3 million of proceeds from the issuance of common and preferred stock, offset by repayments on capital leases of $0.3 million.

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

       INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

In August 2004, the Company issued an aggregate of 47,457,000 shares of common stock and 2,500,000 shares of Series A Redeemable Convertible Preferred Stock to the stockholders of MSI in connection with our acquisition of all of the outstanding shares of MSI. The transaction, including the type and amount of consideration received by the Company, is described in Note 2 and previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2004. The shares issued by the Company in the transaction were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons represented to the Company that they were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

In consideration of the waivers discussed in Note 8, the Company agreed to issue to Laurus an immediately exercisable seven-year warrant to purchase at any time on or prior to October 25, 2011, 500,000 shares of the Company's common stock at an exercise price of $0.50 per share, (the "Additional Warrant"), and further agreed to amend its registration statement on Form SB-2 to include the shares of common stock issuable upon the exercise of the Additional Warrant and the additional shares of common stock issuable to Laurus upon conversion of the Note due to the adjustment of the "Fixed Conversion Price" referenced above. The warrants were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and Laurus represented to the Company that it was an "accredited investor" as defined in Regulation D under the Securities Act of 1933, as amended.

In September 2004, the Company issued 293,651 shares of common stock to a noteholder in lieu of a cash payment in the amount of $12,500, representing accrued but unpaid interest pursuant to an 8% unsecured convertible note. The shares were issued in reliance on the exemption from registration provided by Regulation D under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such noteholder acquired the convertible note and shares in a private placement to a limited number of "accredited investors' as defined in Regulation D.

In October 2004, the Company issued 4,553 shares of common stock to a former employee pursuant to the exercise of stock options. The exercise price was $0.03 per share and the aggregate proceeds to the Company wee $137. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering and no underwriter fees or commissions were paid in connection with such issuance.

ITEM 6. EXHIBITS:

The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2004                 INCENTRA SOLUTIONS INC.

                                         By: /s/ Thomas P. Sweeney III
                                             -------------------------
                                               Thomas P. Sweeney III
                                               Chief Executive Officer
                                            (principal executive officer)

                                         By:    /s/ Paul McKnight
                                             -------------------------
                                                   Paul McKnight
                                              Chief Financial Officer
                                             (principal financial and
                                               accounting officer)

EXHIBIT INDEX


10.1 Stock Pledge Agreement, dated as of August 18, 2004, by and between the Company and Laurus Master Fund, Ltd.

10.2 Subsidiary Guaranty, dated as of August 18, 2004, executed by ManagedStorage International, Inc.

10.3 Joinder in the Master Security Agreement, dated as of August 18, 2004, executed by the Company and ManagedStorage International, Inc.

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