Form 10KSB
period 2004-12-31
INCENTRA SOLUTIONS, INC.
filed 2005-04-06
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the Fiscal Year Ended: December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from           to
                                                 ---------    ---------

                             Commission File Number:

                            INCENTRA SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                    86-0793960
----------------------------------------       ------------------------------
      (State or other jurisdiction                      (IRS Employer
   of incorporation or organization)                 Identification No.)

           1140 Pearl Street
           Boulder, Colorado                                80302
----------------------------------------       ------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (303) 440-7930
                               -------------------
                           (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 2004 were $13.3 million.

The aggregate market value of shares of the Company's common stock held by non-affiliates as of March 22, 2005 was $11,410,253 based upon the average bid and asked prices of the issuer's common stock on the OTC Bulletin Board on March 22, 2005. Shares of common stock held by each executive officer or director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 22, 2005, there were 117,677,534 shares of common stock of the Company outstanding. The Company also had outstanding as of such date 2,466,971 shares of Series A convertible preferred stock which were convertible into 49,339,420 shares of the Company's common stock. The issuer's common stock currently trades on the OTC Bulletin Board under the symbol "ICEN".

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

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Incentra Solutions, Inc. is a leading provider of complete solutions for enterprise's data protection needs. We supply a broad range of storage products and storage management services to broadcasters, enterprises and information technology service providers worldwide. We market our products and services to broadcasters under the trade name Front Porch Digital ("Front Porch") and to service providers and enterprise clients under the trade names ManagedStorage International ("MSI"), STAR Solutions ("STAR") and PWI Technologies ("PWI"). Front Porch provides unique software and professional services solutions for digital archive management to broadcasters and media companies. MSI provides outsourced storage solutions, including engineering, hardware and software procurement and remote storage operations services. STAR and PWI are leading systems integrators which provide Information Technology ("IT") products, professional services and outsourcing solutions to enterprise customers located primarily in the western United States.

     We believe our ability to deliver a complete storage infrastructure and management solution to our customers differentiates us from most of our competitors. A complete storage solution for the customers in our target markets includes the following components:

     o    Hardware and software products and services

     o Outsourcing solutions - Automated/remote monitoring, management and maintenance services

     o    Professional services - engineering/operations/IT help desk

     o    Capital/financing solutions

     Through Front Porch, we provide a software and management solution that enables searching, browsing, editing, storage and on-demand delivery of media-rich content in nearly any digital format. Our complete digital archive solution includes our proprietary software bundled with professional services, hardware/software procurement and resale, remote monitoring/management services, complete support for our proprietary software solutions and first call support for third-party hardware and software maintenance. Our software converts audio, video, images, text and data into digital formats for ease of use and archiving. With more than 90 installations worldwide, our DIVArchive software solution has become one of the leading digital archive management applications among European and Asian broadcast and media companies, and is gaining an increasing share of the North American market. Front Porch's DIVArchive and transcoding applications provide the essential integration layer within the digital content creation and broadcast environments. All of Front Porch's products were built on intelligent, distributed architecture. As a result, Front Porch's archive management and transcoding solutions are flexible, scalable, easily upgradeable, failure resilient and integratable with leading automation and asset management applications.

     Through MSI, we deliver comprehensive storage services, including professional services, third-party hardware/software procurement and resale, financing solutions, remote monitoring/management services and first call support for third-party hardware and software maintenance. MSI focuses on providing data protection solutions and services that ensure that its customers' data is backed-up and recoverable and meets internal data retention compliance policies. MSI's remote monitoring and management services are delivered from its Storage Network Operations Center ("NOC") in Broomfield, Colorado, which monitors and manages a wide spectrum of diverse storage infrastructures on a 24x7 basis throughout the United States, United Kingdom, the Netherlands,

Bermuda and Japan. MSI delivers this service worldwide using its proprietary GridWorks Operations Support System, which enables automated remote monitoring and management of complete storage infrastructures and back-up applications. MSI provides outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized. We believe customers benefit from improved operating effectiveness with reduced operating costs and reductions in capital expenditures.

     Through  STAR  and  PWI,  we  deliver  complete  IT  solutions,   including
professional services, third-party hardware/software procurement and resale, financing solutions and the sale and delivery of first call support for third-party hardware and software maintenance (including help desk operations). Solutions are sold primarily to enterprise customers in the financial services, government, hospitality, retail, security, healthcare and manufacturing sectors. With offices and sales personnel located primarily throughout the western United States, these recently acquired entities are a cornerstone to our North American expansion plans.


INDUSTRY TRENDS

     International Data Corporation ("IDC") estimates data growth at a compound rate of approximately 50% annually through 2007. We believe that because of the ongoing growth in the creation and storage of data and the increasing strategic importance of having data available, secure and recoverable, the data storage markets in which we compete will continue to expand. We also believe this growth will include an accelerating growth rate in the demand for services, including data management and monitoring solutions. Total spending for data storage products and services in 2003 was estimated by IDC at $31 billion and is expected by IDC to exceed $34 billion by 2005. IT departments are faced with the challenges of rapidly expanding amounts of data to manage, increasing demands for availability for day-to-day business and to meet regulatory requirements, and increasing and more stringent compliance and governmental regulations regarding data storage, integrity and recoverability. Conversely, IT headcount is projected by IDC to increase by only 10% annually, which should increase the need for organizations to improve storage management productivity and to evaluate outsourced management solutions to accommodate the increasing demands being placed on the organization. We believe companies will consolidate their storage infrastructures and implement enhanced software and service capabilities, such as storage area network management, virtualization, storage resource management and outsourcing automated storage monitoring and management services.

     Excluding hardware infrastructure, IDC estimates that worldwide revenue for backup and archive software solutions in 2003 totaled $2.4 billion and is expected to grow to an estimated $3.0 billion in 2008, or at a 4.1% compound annual growth rate. In Europe, our largest market for archive software, Datamontior reports that European sales of archive software are expected to grow at a Compound Annual Growth Rate of 42% through 2008. The total market in Europe for complete archive and digital workflow solutions, including hardware infrastructure, (the broadcast value chain) is estimated at $2.6 billion currently and is expected to grow to $3.6 billion by 2008, or a Compound Annual Growth Rate of 8.4%. Datamonitor estimates that today only 15% of broadcasters in Europe have converted to a fully-digital environment. Based upon our experience in the industry, we believe the rate of adoption in North America is no greater than that in Europe, and likely significantly lower. Accordingly, we believe that opportunities for the sale of complete archive solutions to broadcasters making the conversion to a fully-digital environment will continue to accelerate in 2005 and beyond. We also believe our business strategy to grow archive software sales as part of our complete solution offering, incorporating our proprietary storage management and monitoring services, professional services and third-party hardware and software solutions, will accelerate revenue growth and increase profitability.

     We believe that companies will continue to make additional investments in data storage products and services and that spending in this area will become a larger percentage of the customer's total IT budget. We believe the following customer needs will be primary drivers of data storage and management spending:

     ACCEPTANCE AND GROWING NEED FOR STORAGE SERVICES. We expect a few key factors to drive organizations to increasingly outsource storage-related IT services (consulting, implementation and support). These factors include IT staffing limitations, the growing strategic importance of data retention and recovery, increasing volume of types of data to be stored, the growing complexity of networked storage environments and the increasing scope of spending on storage.

     DATA PROTECTION REQUIREMENTS. An increased need for high throughput performance, greater frequency of backups, quicker restoration of data and stringent data availability requirements are key factors that we expect to drive the migration to disk-based data protection solutions. We believe disk will not only be used as a target device for replication and mirroring, but will also be incorporated into traditional backup systems.

     EMPHASIS ON SECURITY. Organizations worldwide require data protection solutions that assure financial compliance and transparent audits. Our software solutions and 24X7 NOC provides solutions worldwide for the delivery of accurate and timely information compliance.

     ADOPTION OF ROBUST STORAGE MANAGEMENT SOFTWARE SOLUTIONS. A number of storage management software innovations have recently entered the market. Storage management software enhancements can be divided into four segments: storage area network management, virtualization, storage resource management and automated resource management. We anticipate that advances in each of these areas will enable improved storage availability, manageability and performance.

     CONTINUED MIGRATION TO NETWORKED STORAGE INFRASTRUCTURES. We expect that through a variety of storage networking technologies, organizations will attain shared (consolidated) storage capabilities. Consolidated storage benefits include increased flexibility in implementing and managing storage, increased storage device utilization levels, improved quality of service, reduced administration costs and increased operational efficiency.

     EVOLUTION AWAY FROM LARGE, MONOLITHIC STORAGE SYSTEMS TO MODULAR STORAGE SYSTEMS. We expect that many organizations will implement modular storage systems as compared to large, monolithic storage systems. Smaller versions of their high-end, full-featured counterparts, modular disk systems enable organizations to cost-effectively implement storage, while enjoying the performance and functionality of large, enterprise systems.

BUSINESS STRATEGY

     Our objective is to further our position as a leading provider of storage management and IT infrastructure solutions and services and to further expand our worldwide presence. To achieve these objectives, we have adopted the following strategies:

     o GROWTH THROUGH ACQUISITION. Our acquisitions (two since January 2005, one in 2004) have expanded our customer base, provided a large suite of products and services, expedited the development of a strong 27 person sales force, added management talent, created a platform from which to extract revenue synergies among our various product and service offerings, and provided excellent opportunities for consolidation/cost reduction. We believe the storage management and services industry is highly fragmented and that there are many smaller storage product and software/services providers with successful product offerings that are seeking merger or acquisition partners. We intend initially to seek acquisition candidates that have the following characteristics: a large portion of product sales are generated from storage solutions and that represent most major manufacturers, strong professional services organizations, recurring service revenues and strong sales, engineering and management personnel. Our initial focus for acquisition candidates is on candidates with facilities and targeted customers located in the United States.

     o STRATEGIC ALLIANCES. We intend to supplement our marketing efforts by aligning ourselves with complementary solutions providers and technology partners. Strategic alliances also will assist us in keeping pace with technological developments of the major software and hardware vendors and, in certain instances, provide us with product development services. We have entered into strategic alliances with a number of leading providers of storage products and storage management solutions that often include co-marketing and technology-sharing arrangements and provide us access to a large existing customer base. Through similar alliances, we expect to gain greater exposure and acceptance of our products and services.

     o OFFER COMPLETE DIGITAL ARCHIVE SOLUTIONS TO BROADCASTERS. Through the sale of our complete digital archive solutions (three sold since inception in mid 2004, each generating approximately $1 million in revenue), we intend to capture an increasing portion of the total IT spending of our broadcast customers and position ourselves for follow on sales and services. A complete digital archive solution includes:
          Archive Software, Archive Servers, Transcoders, Professional Services, and Storage Hardware and Maintenance. Historically, Front Porch has focused on offering only the archive software component of the complete digital archive solution with limited participation in the other areas. We estimate that archive software comprises only 10-15% of the total spending of a broadcast customer for a complete digital archive solution. By increasing its penetration into these other areas, Front Porch believes it will generate significant increases in revenue and gross margin as these untapped components comprise the vast majority of a customer's total spending. We believe by leveraging Front Porch's longstanding customer relationships, the dominant market position of Front Porch's DIVArchive solutions, Front Porch's world-class customer list of broadcast entities and its reputation for superior service and support, Front Porch will be able to successfully capture an increasingly larger portion of our customers' total IT budget.

     o OFFER COMPLETE DATA PROTECTION SOLUTIONS. A complete data protection solution includes storage resource management, back-up applications, storage hardware, professional services, operations and financing solutions. Historically, MSI has been focused on the operations component of the complete data protection solution with limited participation in the other areas. We estimate that the operations component comprises only 10-15% of the total spending of an enterprise or service provider customer for a complete data protection solution. We believe our GridWorks proprietary monitoring and management solutions position us to offer a superior and more complete storage and data protection solution to our customers than that which is currently offered by our competitors.

     o NEW PRODUCT DEVELOPMENT. We intend to continue to produce a quality software product and service solution that meets client expectations in terms of functionality, flexibility, procurement cost, implementation cost and ongoing maintenance cost. We believe our storage and digital archive management product lines meet these expectations and will continue to do so as these products evolve. We are committed to continuous product improvement through a software development program that is driven by industry focus groups and customer input. We intend to continue to utilize our industry, customer and supplier relationships to keep abreast of emerging standards, protocols and application programming interfaces as such trends are introduced and gain market acceptance.

     o INCREASE MARKETING AND DIRECT SALES EFFORTS. Our direct sales organization is organized into sales teams that are assigned to our operating units. We intend to leverage our successes by devoting significant marketing and direct sales resources to cross-market products and services offered by our operating units. Our sales teams intend to add established distributors with the skills necessary to sell our comprehensive storage solutions.

     o FOSTER A CULTURE OF EXCELLENCE AND CUSTOMER SERVICE. We intend to continue to employ rigorous recruiting, training and evaluation practices to help us attract and retain employees who dedicate themselves to delivering outstanding products and consulting services to our customers. We have emphasized the creation of an environment of excellence and customer services and believe our commitment to excellence will continue to provide new customer referrals from satisfied customers that have used our products and services.

CUSTOMERS

          Many organizations continue to face data growth, technology obsolescence, shrinking IT budgets and new compliance objectives. Our focus on storage and IT management from a complete solution approach allows customers to economically deal with these challenges. Our complete solutions include professional services, products, proprietary software platforms, IT outsourcing services and financing services. By focusing on data protection services, organizations may achieve numerous benefits, including improved infrastructure performance, business risk mitigation and cost management/reduction for overall operations. We believe organizations currently are facing the following issues:

     o    Total storage is increasing 50% annually

     o    New technologies require integration across platforms

     o    Increasing levels of external and internal compliance policies

     o    Staffing is projected to grow only 10%

     o    Limited capital or operating expenses

     Our customers are located in North America, Europe, Asia and the Pacific Rim and are primarily in the following markets: Broadcast, Media and Entertainment; Fortune 2000 Enterprises and mid-tier Enterprises; and Data Center Operators and IT Service Providers.

BROADCAST, MEDIA AND ENTERTAINMENT

          Our customer base in the broadcast industry includes some of the largest and best-known entities worldwide, including Comcast, Discovery Networks, A&E Television Networks, Rainbow Networks Communications, Inc., Public Broadcasting System (PBS), Microsoft Corporation, Canal +, Playboy Television, Walt Disney Company, Chum Television, Oxygen, BBC Broadcast, Bayerischer

Rundfunk, Turner Entertainment Networks Asia, Sony Pictures, Telecinco, France 3, SKY Perfect TV, Eastern Television/Taiwan, TV Azteca, Central China Television, Seven Networks and MTV Networks-Europe. Many of the customers are served in multiple locations worldwide.


DATACENTER OPERATORS AND IT SERVICE PROVIDERS

         Customers in this segment consist primarily of managed service providers offering hosting and colocation solutions. These are both regional and national providers that require a competitive backup offering and deep professional engineering support for their core data center services. Representative customers include Cable & Wireless UK, Viawest, Quovadis, Data 393, Data Return, Japan Telecom IDC (Softbank Group), and Telepacific Communications.


FORTUNE 2000 ENTERPRISES AND MID MARKET

     Customers in this segment consist primarily of mid-tier enterprise businesses that require IT expertise to manage their complex IT and storage infrastructures. Complete solutions have been provided to customers such as Network Appliance, Inc., Accenture, AON, American Airlines, Hilton Hotels, Good Technology and Transora.


     During 2004, a significant portion of our revenues were derived from the European and Asian geographic markets. For the year ended December 31, 2004, aggregate revenues from customers located in Europe or Asia amounted to $ 9.0 million, or 51% of total revenue, while revenues from customers located in North America totaled $8.7 million, or 49% of total revenue, in each case on a pro forma basis assuming the acquisition of MSI occurred on January 1, 2004. For the year ended December 31, 2004, actual aggregate revenues from customers located in Europe or Asia amounted to $4.7 million, or 35% of total revenue, while revenues from customers located in North America totaled $8.6 million, or 65% of total revenues. As a result of our recent acquisitions of STAR and PWI we do not expect this concentration of revenues to continue in 2005.

PRODUCTS AND SERVICES

          We are a complete solutions provider of storage management and IT infrastructure products and services. We classify our revenues as either product or service revenue. Product revenue includes the sale of all hardware and software products. Service revenue includes recurring managed service revenue, professional services revenue and recurring maintenance service revenue.

PRODUCTS

          Our products include a broad range of software and hardware solutions that are offered to our customers as part of our complete solution offerings. Under our various product brands, we offer these product solutions worldwide to customers in all of the market segments in which we compete.

DIGITAL VIDEO ARCHIVE MANAGEMENT SOFTWARE AND SOLUTIONS

     Under our Front Porch brand, we offer a comprehensive integrated suite of digital video archive management solutions. Our proprietary DIVArchive (Distributed Intelligent Versatile Archive) software products enable customers to manage large-scale digital video archives in the broadcast, media and entertainment industry. With over 90 installations worldwide, we believe
DIVArchive maintains a dominant position in Europe and Asia and is gaining market share in North America. We believe participants in the entertainment industry are increasingly seeking to convert non-digitized data to digital formats that may easily be accessed, browsed, indexed, managed and distributed.

     DIVArchive is a "middleware" software product that manages large-scale digital archives for the entertainment industry. DIVArchive simplifies the
process  of  preserving,   managing  and  accessing   content,   as  part  of  a
high-capacity, expandable and scalable solution that satisfies the highest performance standards. The principal benefits derived from DIVArchive include storage optimization, protection and control, full-life cycle management, near-line editing and partial retrieval, content repurposing and sharing, and archives networking. Architectures can scale from small disk-only systems to large capacity systems using different forms of physical storage to balance response time, performance and cost.

     Recent upgrades and modifications to the standard DIVArchive product offering include the following:

     DIVARCHIVE 5.8: The most recent version of DIVArchive features the following enhanced functionality:

     o Integration with the full range of TeleStream FlipFactory transcoding solutions

     o    Enhanced integration with leading non-linear editing platforms

     o    Greater control through the Storage Plan Manager Configuration Engine

     o    Expanded  support  for  Tape  Import/Export  and  Meta  Source

     o    New   capabilities   for  MXF  devices   including   partial   restore
          functionality

     DIVADIRECTOR: This distributed, web-based content management application addresses the most fundamental asset management requirements for global broadcasters. It enables active tracking of all assets in the DIVARCHIVE
     5.8 system, low bit rate proxy browse, frame accurate EDL generation and export, and robust metadata search and management capabilities, among others.

     DIVAMONITOR: The ever-increasing complexity of mission-critical broadcast systems often presents an operational challenge for broadcast customers, particularly in the support and maintenance of multiple applications and devices. DIVAMONITOR enables real time remote monitoring of DIVARCHIVE and all connected broadcast/storage devices. Accessed through the DIVAMONITOR portal, hardware and software in the archive layer are monitored by a team of support professionals working at our NOC in Broomfield, Colorado

     DIVACOMPLETE:  DIVACOMPLETE  is a complete  digital  archive  solution that includes a set of products and services that deliver integration and on-going support for complex storage and archive solutions. DIVACOMPLETE solutions include archive layer workflow analysis, infrastructure assessments, specification, designs, hardware procurement, installation and commissioning. DIVACOMPLETE solutions may also include DIVAMONITOR and 24x7 support for all associated storage hardware and software to complete a total end-to-end archive management solution.

     DIVAWORKS: DIVAworks is a robust, plug and play archive management appliance that includes a server, near-line storage with a 10-cassette data tape library that operates under the control of DIVARCHIVE 5.8. This turnkey, single chasse unit is offered at prices tailored to the needs of broadcasters making a first-time investment in a basic archive system. This product was designed specifically to meet the needs of the independent broadcaster for a high-performance system at an economical price point.

GRIDWORKS OPERATIONS SUPPORT SYSTEM (OSS)


          Our GridWorks Operations Support System is a proprietary software application that provides proactive management of the health, capacity and utilization of a storage infrastructure. Our platform serves as the application that enables our NOC to manage customer infrastructures globally through automation. Our GridWorks Portal is the user interface into the GridWorks suite of applications that monitor and manage the status, health, performance and capacity of an enterprise storage infrastructure. GridWorks provides the functionality of many costly Storage Resource Management (SRM) software products, but is included as part of a service contract. From this one consolidated application, enterprise customers can access all the information required to review our operation and management of their complex heterogeneous, geographically distributed storage environments.


RESALE OF THIRD-PARTY HARDWARE AND SOFTWARE

          Our DIVArchive and GridWorks products and services use an open architecture that enables customers to use various operating systems, operate on multiple hardware platforms and interoperate with many third-party software applications and legacy systems. This open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies.

          In connection with the sale of DIVArchive and Gridworks, we resell various products developed by third parties, including computer hardware and software and other peripheral devices. We resell all third-party products pursuant to agreements with the manufacturers or through distributor authorized reseller agreements pursuant to which we are entitled to purchase products at discounted prices and to receive technical support in connection with product installations and subsequent product malfunctions. Accordingly, we believe we are able to obtain pricing at competitive and often superior terms than other resellers. We represent most major OEMs and all major storage OEMs, including the following:


PRODUCTS                              SUPPLIERS

Primary Storage                       Sun Microsystems

                                      Hitachi Data Systems Corporation

                                      Network Appliance, Inc.

                                      Storage Technology Corporation

                                      Xiotech


Servers and Systems                   Sun Microsystems

                                      HP Compaq

                                      Dell Computer


Tape Automation                       Quantum Corporation

                                      Spectra Logic Corporation

                                      Storage Technology Corporation

                                      Xiotech

Software Solutions                    VERITAS Software Corporation

                                      Commvault Software

                                      Symantec Software


Networking                            Brocade Communications Systems, Inc.

                                      Cisco Systems

                                      McData Corporation

PROFESSIONAL SERVICES

     Our professional services include a broad range of assessment, project management, design and implementation services that are applied across all products sold in all markets. Our engineering staff has a broad expertise and has received appropriate certifications from our OEM partners. The services we provide include:

     o STORAGE & INFRASTRUCTURE ASSESSMENTS - providing critical feedback on the health, performance and utilization of storage and systems infrastructure, as well as a report card of business performance and compliance relative to established objectives and peer organizations.

     o STORAGE SYSTEM DESIGN SERVICES - defining the appropriate technical architecture and unbiased product selection to meet key business criteria and assure optimal results.

     o IMPLEMENTATION AND INTEGRATION SERVICES - assuring technology purchases are installed and optimized to achieve the best possible performance and utilization of resources minimizing ongoing operations costs while assuring the best possible availability.

     o COST OF OWNERSHIP ASSESSMENTS - helping organizations identify key cost areas, most effectively align resources and leverage technology to reduce ongoing expenses and streamline operations

     o PROJECT MANAGEMENT SERVICES - supplying professional assistance to oversee deployment of assets, implementations of new applications while assisting in the alignment of scarce technical resources for timely solutions.

     o LEVEL 1, 2 & 3 ENGINEERING SUPPORT - assisting in rapid problem diagnosis, vendor response and problem resolution across a very broad range of systems and storage applications.


24X7 FIRST CALL OPERATIONS AND MAINTENANCE SUPPORT

     We operate a 24x7 NOC in Broomfield, Colorado where all first call and maintenance in-coming calls are received, diagnosed and routed to the appropriate engineering personnel or vendor. Support services are provided on all proprietary and third party products and services. In many cases the support personnel in our NOC have the ability, if enabled by customer, to remotely access the customer's infrastructure using our GridWorks platform to respond to alert notifications from the customer and remotely correct the problem. In other cases, the NOC notifies our customers of the problem and corrects (or instructs corrective action) or dispatches vendor support prior to the customer calling the NOC. We also have a secondary support desk in San Diego, California. Our engineering staff also provides level 2 and 3 support worldwide. These services are sold under long-term recurring service contracts ranging from one to three years.

OUTSOURCING SERVICES

          Our service offerings revolve around the complimentary nature of our products. Our managed services and first-call maintenance services are an integral part of the continued operations, security and protection around the products we sell and are key to the customers IT and storage infrastructure. Services are sold under long-term recurring service contracts usually one to three years in term.

Managed storage and monitoring services

          We offer a proprietary managed storage and monitoring service through our proprietary GridWorks Operations Support Systems platform. The GridWorks platform enables automated remote monitoring, alert and notification and the remote management of back-up applications. The service enables a proactive heterogeneous look into a customer's infrastructure, which provides real-time insight to the performance of the customer's technology investment. The service is offered to customers in three options ranging from a basic monitoring service to a complete service including all underlying IT equipment and software.

     o Our GridWatch solution is a remote monitoring, alert and notification service. The service is performed on the customer's existing storage infrastructure and includes monthly reporting on performance, efficiency, reliability and the integrity of the data storage networks.

     o Our GridManage solution provides remote management of storage applications and hardware infrastructure. The service is performed using the customer's existing storage infrastructure and includes the actual day-to-day operation of the customer's data storage applications, including specifically the back up and recoverability of data. This service solution includes all of the services provided by our GridWatch solution.

     o Our GridComplete offering is a complete storage solution by which we provide the storage infrastructure, integration/implementation services and complete management of storage applications and infrastructure. This solution encompasses all of the services offered by our GridWatch and GridManage products.

Outsourcing and service desk operations

          Our outsourcing solutions assist our customers in the management of their IT environment, by augmenting their staff and operations with personnel as well as methodologies, and technologies that are based on industry best practices. We assist in the design, implementation and management of new IT environments, or leverage an existing environment to unlock value and enhance business performance. Our flexible outsourcing solutions are provided as full or partial service desk outsourcing as well as overflow support for existing service operations. We provide full service desk solutions housed within our facilities or design and implement custom solutions at the customer site. In each case we coordinate all transitioning needs of the customer.

FINANCING SOLUTIONS

          We offer various financing alternatives to our customers for the financing of both equipment purchases and complete service solutions (GridComplete). Our financing alternatives offer the customer a more flexible approach to purchasing equipment. When a customer purchases a managed solution (long-term service contract), it is common to incorporate the hardware cost into the monthly recurring payment from the customer and finance a complete solution with one monthly payment/operating expense for the customer. The financing alternatives offered to a customer typically include alternatives for direct financing by our company and by third-party financing sources. The decision of internal or external financing is largely dependent on the size of the transaction, as well as the creditworthiness and size of the customer.

SALES AND DISTRIBUTION

          We distribute our products and services through both direct and indirect sales channels depending on the products or services being sold. In many cases, our sales personnel work closely with the sales personnel of third-party systems integrators, data center operators, hardware and software distributors or original equipment manufacturers to coordinate the sales efforts relating to a particular customer or project.

          At March 22, 2005, our direct sales force consisted of 27 sales people. Sales and marketing personnel are located at our offices in Broomfield, Colorado; Phoenix, Arizona; San Ramon, Los Angeles and San Diego, California; Chicago, Illinois; Mount Laurel, New Jersey and Dallas, Texas. Sales and marketing personnel are also located at our international sales and support offices in the United Kingdom, France and Hong Kong. We conduct comprehensive marketing programs that include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs.

     We obtain sales leads through advertising, seminars, trade shows and relationships with industry consultants. A typical sales cycle begins with the generation of a sales lead or the receipt of a request for proposal ("RFP") from a prospective customer or his representative. After qualification of the sales lead and analysis of the prospective customer's requirements, a formal proposal in response to the RFP is prepared. The proposal generally describes how our products and services are expected to meet the RFP requirements and associated costs. Product demonstrations are often conducted at the prospective customer's facilities. Site visits to existing installations of our products are also encouraged by our sales staff. While the sales cycle varies substantially from customer to customer, it typically ranges from 3 to 8 months.

     We supplement our marketing efforts by entering into formal and informal partnerships with entities focused on other areas of the complete solution value chain. Since our products often are part of a larger-scale integration and implementation project, we believe partnering with industry leaders is an effective means of penetrating markets and positioning our products and services. Strategic alliances also assist us in keeping pace with technological developments of the major software and hardware vendors and system integrators.

     Our indirect channel partners are located in the United States, Canada, Europe, Australia, Asia and the Pacific Rim. Indirect sales channels lend themselves more to the sale of our products and services to the broadcast, media and entertainment industry than in our other markets. The supply chain for digital media workflow conversion includes a wide range of providers of hardware, software and services. Storage hardware, video server and other component manufacturers, automation and asset management vendors and broadcast systems integrators all exercise influence in the final selection of components chosen in the final integrated solution.

          We have co-marketing relationships with national and regional distribution partners to drive regional and local market penetration, and market-specific regional marketing partners to drive vertical market penetration. Manufacturers and distributors make available to us certain funds for marketing expenses through various programs. These programs include direct mail, lead generation, advertising, event marketing, brand awareness and sales support. Manufacturing rebates are also applied to fund a significant portion of our marketing expenses. Our businesses earn marketing co-op funds based on a percentage of product sales and associated volumes. In addition to a percentage of total sales volume, manufacturers also provide special rebate programs. These co-op funds are managed to support our marketing activities, including, but not limited to: marketing communications, training, certification, advertising, events, branding and lead generation programs.

RESEARCH AND DEVELOPMENT

          We maintain a research and software development staff that designs and develops our new products and services. We believe that by performing most of our own software development, we can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, we believe we are better equipped to incorporate customer preferences into our development plans.

          Through Front Porch, we seek to offer an extensive, integrated product line that provides digital archive management solutions to broadcasters and media companies worldwide. Through MSI, we seek to offer comprehensive storage services using our proprietary Gridworks Operations Support System, which enables automated remote monitoring and management of complete storage infrastructures and back-up applications. To effect this strategy, we intend to continue to introduce upgraded functionality and enhancements to existing products.

          We are continuing our software development efforts for our DIVArchive and GridWorks software solutions by designing enhancements that address application programming interfaces (APIs) for tape media, optical disk, tape and optical libraries and autoloaders, tape images on disk, tape and disk operational classes, components and test utilities. We are also directing our efforts toward the development of digital audiovisual software and storage and streaming applications covering DVD, Internet/Intranet, digital cable, broadcast digital television, datacasting and wireless transmission.

          Developing new technology, products and services is complex and involves uncertainties. There can be no assurance that our development efforts will be successful. For the years ended December 31, 2004 and December 31, 2003, we incurred total costs, of which a portion is capitalized and the remainder is expensed, related to research and development activities totaling $1,337,180 and $414,590, respectively. On a pro forma basis, assuming the acquisition of MSI had occurred on January 1, 2004, for the years ended December 31, 2004 and December 31, 2003, we incurred total costs, of which a portion is capitalized and the remainder is expensed, related to research and development activities totaling $1,909,373 and $997,590, respectively.

PATENTS, TRADEMARKS AND LICENSES

          We regard our technology as proprietary and will attempt to protect our technology through patents, copyrights, trade secret laws, restrictions on disclosure and other methods. We currently do not hold any issued patents. However, we are pursuing patents on key enabling architectures, algorithms and processes that encompass fundamental technologies associated with the compression, storage and transcoding of digital data formats. We believe that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant in affecting our business, results of operation or financial condition than factors such as the knowledge, ability and experience of our employees, frequent product enhancements and timeliness and quality of support services.

          We generally sell our products to our customers under a non-transferable perpetual license. We generally license our products solely for the customer's internal operations and only at a designated site. We also make available multi-site licenses and enterprise licenses. Domestic multi-site licenses are discounted from the first license fee for the second site and beyond. Enterprise licenses are structured as a one-time fee with unlimited usage, plus an additional fee as additional sites are installed with the software. Discounts are generally applied for multi-site licenses. International license fees tend to be slightly higher and are structured by region.

          We do not provide source code to the customer under our licenses. We believe that providing source code increases the likelihood of misappropriation or other misuse of our intellectual property. We have, however, entered into source code escrow agreements with certain customers whereby source code is made available to a customer. This is a common practice in the software industry. Under the terms of our license agreement, we generally own all modifications to our software that are implemented for a customer.

          We are not aware of any case in which our products, trademarks or other proprietary rights infringe the property right of third parties, but have not performed any independent investigations to determine whether such infringement exists. Accordingly, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future product or that any such assertion may not require us to enter into royalty arrangement or result in litigation. As the number of software products in the industry increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.


COMPETITION

          The markets for our products and services are becoming increasingly competitive. We believe our ability to compete depends on a number of factors, both within and outside of our control. These factors include, among others, the functionality, price and performance of our products and services relative to our competitors' offerings, customer satisfaction and customer support capabilities, the breadth of product lines and support services, the strength of our sales force and channel partnership relationships and general economic and business conditions. We expect additional companies to begin offering products and services similar to those we offer. Many of these companies have significantly greater financial resources than we do.

          We expect our competitors to continue to improve the design and performance of their products. Competitors may develop future generations of competitive products that will offer superior price or performance features or technologies that may render our products or services less competitive or obsolete. Increased competitive pressures could also lead to lower prices for our products or services, thereby adversely affecting our business and results of operations.

          We believe the primary competitors for our digital archive solutions include Avalon, a division of EMC Corporation, Software Generation Limited, a privately-held company based in Southampton, England, and Masstech Group, a privately-held corporation headquartered in Toronto, Canada.

          We believe the primary competitors for our data protection solutions and complete solutions to enterprises include Arsenal Digital, Electonic Data Systems ("EDS") and IBM Global Services ("IBM"). However, EDS and IBM only deliver solutions from a total IT outsourcing and management solution perspective and do not focus on the storage layer as a core competency. In addition, these competitors often do not meet mid-tier enterprise budget constraints.

EMPLOYEES

          As of March 22, 2005, we employed 134 persons on a full-time basis, of which 16 were executive management, 16 were in finance and administration, 27 were in sales and marketing, 15 were in research and development, 18 were in operations support and 42 were in engineering and delivery.

          None of our employees is subject to a collective bargaining agreement and we are not aware of any efforts to unionize any employees. We believe our labor relations are good.

DEVELOPMENT OF BUSINESS

          We were incorporated in the State of Nevada on April 27, 1995 under the name "Landmark Leasing, Corp." During the period from our formation to May 2, 2000, we generated no significant revenues, and accumulated no significant assets, as we attempted to develop various business opportunities. On May 2, 2000, we acquired 100% of the outstanding equity securities of Front Porch Digital, Inc., a Delaware corporation formed in February 2000 ("Front Porch"). This transaction is commonly referred to as a "reverse acquisition" in which all of the capital stock of Front Porch was effectively exchanged for a controlling interest in our company, which was a publicly-held "shell" corporation. In connection with that transaction, we changed our name to Front Porch Digital, Inc.

          In August 2002, we acquired from ManagedStorage International, Inc., a Delaware corporation ("MSI"), the DIVArchive operations of MSI located in Toulouse, France. In connection with this acquisition, we acquired intellectual property, fixed assets and substantially all of the personnel of this business.

          In April 2003, we sold to Eastman Kodak Company ("Kodak") the Company's intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak offered employment to substantially all of our personnel associated with the transferred assets and assumed certain software support obligations to our existing DIVArchive customers in the medical industry.

          On August 18, 2004, we acquired all of the outstanding capital stock of MSI (the "Acquisition"). The Acquisition was accounted for as a reverse merger, as more fully described in Note 1 to the Consolidated Financial Statements, and MSI was deemed to be the acquirer for accounting purposes. We changed our name on October 25, 2004 to Incentra Solutions, Inc.

          Due to the Acquisition with MSI, the consolidated financial statements presented herein include the financial statements of MSI for all periods prior to August 18, 2004 and the financial statements of the consolidated companies from the date of the Acquisition forward. In addition, we are disclosing pro forma financial information, which reflects the consolidated financial statements of both MSI and Front Porch prior to the Acquisition as if the Acquisition occurred at the beginning of the periods presented.

          On February 18, 2005, we acquired all of the outstanding capital stock of Star Solutions of Delaware, Inc., a privately-held company. In connection with this acquisition, we acquired all assets and liabilities of the business, primarily cash and accounts receivable/payable, and substantially all of the personnel of this business.

          On March 30, 2005 we acquired all of the outstanding capital stock of PWI Technologies, Inc., a privately-held company. In connection with this acquisition, we acquired all assets and liabilities of the business, primarily accounts receivable and payables, and substantially all of the personnel (33) of this business.

ITEM 2. DESCRIPTION OF PROPERTY

          Our executive offices and certain administrative functions are located in Boulder, Colorado, where we lease approximately 5,000 square feet of office space under a month-to-month arrangement. We lease approximately 4,000 square feet of office space in Mount Laurel, New Jersey through September 2006. The New Jersey site houses our research and software development resources, our development/testing/staging laboratory facilities, and certain information management systems for our domestic operations of our Front Porch business operations. We lease approximately 10,700 square feet of office space in Broomfield, Colorado through September 2007. The Broomfield site houses our software development resources, engineering, managed storage and monitoring operations center, information management systems and administrative functions. Our international operations are located in 160 square meters of office and production space in Toulouse, France under a lease that expires in May 2009. We have sales offices and operating locations in San Ramon, California, Geneva, Switzerland and London, England.

          At December 31, 2004, aggregate lease payments under the Mount Laurel, New Jersey, Broomfield, Colorado, Toulouse, France and San Ramon, California leases through the end of the lease terms were as follows:

                    Mount Laurel, New Jersey        $ 96,599
                    Broomfield, Colorado             428,715
                    Toulouse, France                 214,589
                    San Ramon, California              7,533
                                                    --------
                    Total                           $747,436
                                                    ========

          We believe our current facilities are adequate for our existing operations and that all of our properties are adequately covered by insurance. We anticipate having to increase the size of our facilities in 2005 if the growth we experienced in fiscal 2004 continues or accelerates in 2005.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We held our annual meeting of shareholders on November 17, 2004 for the purpose of electing four members to our board of directors.

          The shareholders elected each of the four nominees to our board of directors for a one-year term. The following table indicates the number of votes cast for, against and abstained from the election of the four nominees to our board of directors:

            DIRECTOR                       FOR            AGAINST      ABSTAINED

Thomas P. Sweeney III                 124,805,554                        58,500

Paul McKnight                         124,805,554                        58,500

James Wolfinger                       124,805,554                        58,500

Patrick Whittingham                   124,805,554                        58,500


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is currently quoted on the OTC Bulletin Board under the symbol "ICEN". The following table sets forth the high and low bid prices for our common stock for each fiscal quarter within our last two fiscal years, as reported by the National Quotation Bureau. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                   HIGH BID           LOW BID
                                                   --------           -------
Year ended December 31, 2003
First Quarter..............................          $0.38             $0.15
Second Quarter.............................           0.26              0.08
Third Quarter..............................           0.40              0.13
Fourth Quarter.............................           0.22              0.11

Year ended December 31, 2004
First Quarter..............................          $1.25             $0.12
Second Quarter.............................           0.86              0.32
Third Quarter..............................           0.39              0.16
Fourth Quarter.............................           0.35              0.20


Holders

          At March 22, 2005, there were approximately 360 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

          We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future. The purchase agreement relating to our outstanding senior secured convertible promissory note prohibits the declaration or payment of dividends on our common stock so long as twenty-five percent (25%) of the principal amount of such note remains outstanding, unless we obtain the written consent of the noteholder. Furthermore, the terms of our Series A Preferred Stock provide that, so long as at least 250,000 shares of our originally issued shares of Series A Preferred Stock are outstanding, we cannot declare or pay any dividend without having obtained the affirmative vote or consent of at least 80% of the voting power of our shares of Series A Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

          As of December 31, 2004, the following equity compensation plans were in effect:

                           Number of securities to    Weighted average
                           be issued upon exercise    exercise price of       Number of securities
                           of outstanding options,    outstanding options,    remaining available
Plan category              warrants and rights        warrants and rights     for future issuance
==================================================================================================
Equity compensation
plans approved by
security holders                      -0-               N/A                     -0-
=================================================================================================
Equity compensation
plans not approved by
security holders

2000 Equity Incentive Plan (a)      18,290,603         $0.32                   4,334,397

MSI 2000 Stock Option Plan (b)       2,196,006         $0.05                   -0-
=================================================================================================
Total                               20,486,609         $0.29                   4,334,397
=================================================================================================

     (a) Total number of securities remaining available for future issuance includes 22,625,000 shares for issuance under our 2000 Equity Incentive Plan, less options outstanding. An increase in the number of shares reserved from 6,000,000 to 22,625,000 was approved by the Board of Directors and shareholders and the effectiveness of the increase is subject to our filing of a Schedule 14C Information Statement.

     (b) Represents options to purchase unregistered shares of our common stock pursuant to grants under the MSI 2000 Stock Option and Grant Plan. There will be no additional grants under such plan.


          Our equity incentive plans are more fully described in Part III herein and in Note 11 to Notes to Consolidated Financial Statements.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

          Our significant accounting policies are described in Note 3 to the Consolidated Financial Statements. Some of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes our most important accounting policies include revenue recognition, software development costs, stock-based compensation, impairment of long-lived assets and concentrations of risk related to customers.

REVENUE RECOGNITION

          Given the growth in orders during 2004 and the continuation of such growth into 2005, as well as the complexities and estimates involved in measuring and determining revenue in accordance with generally accepted accounting principles, our accounting for revenue is crucial to the proper periodic reporting of revenue and deferred revenue.

          We license software under license agreements and provide professional services, including training, installation, consulting and maintenance. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is reasonably assured, and no significant vendor obligations remain.

          We allocate revenue to each component of the contract based on objective evidence of its fair value, as established by management. Because licensing of the software is generally not dependent on the professional services portion of the contract, software revenue is generally recognized upon delivery, unless a contract exists with a customer requiring customer acceptance.

          We recognize revenues from storage services at the time the services are provided and are billed on a monthly basis. Fees received for up-front implementation services are deferred and recognized over the term of the arrangement. Deferred revenue is recorded for billings sent to or paid by customers for whom we have not yet performed certain services.

          We sell hardware to customers as part of an integrated solution. Hardware sales are recognized when the hardware is received by the customer.

          We recognize fees for maintenance agreements ratably over the terms of the agreements. Maintenance is generally billed in advance resulting in deferred revenues.

          We  provide  software-related   professional  services.  Services  are
generally provided on a time and materials basis and revenue is recognized as the services are provided.

SOFTWARE DEVELOPMENT COSTS

          As expenditures for software development are expected to increase, the capture and measurement, as well as proper capitalization of these costs, is a key focus of management. The proper matching of these costs with the related revenue impacts the proper periodic reporting of revenues and related costs. We capitalize costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product is available for general release to customers, capitalization is ceased, and all previously capitalized costs are amortized over the remaining estimated economic useful life of the product, not to exceed to three years.

STOCK-BASED COMPENSATION

          SFAS No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.

          We have elected to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

          Transactions in which we issue stock-based compensation for goods or services received from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. We often utilize pricing models in determining the fair values of options and warrants issued as stock-based compensation to non-employees. These pricing models utilize the market price of our common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

          In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We are evaluating the provisions of this standard, but depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on our financial position and results of operations.

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY SETTLED IN THE COMPANY'S COMMON STOCK

We account for obligations and instruments potentially to be settled in our stock in accordance with EITF 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock.

Under EITF 00-19 contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, we report changes in fair value in earnings and disclose these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.


IMPAIRMENT OF LONG-LIVED ASSETS

          Long-lived, tangible and intangible assets that do not have indefinite lives, such as fixed assets and intellectual property, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As a result of the acquisition of MSI, which is a reverse merger for accounting purposes and treated as though it were an acquisition of FPDI, we have approximately $17.7 million in intangible assets. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for such long-lived assets is based on the fair value of the asset.

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

CONCENTRATION OF RISK - CUSTOMERS AND GEOGRAPHIC

          During 2004, a significant portion of our revenues were derived from the European and Asian geographic markets. For the year ended December 31, 2004, aggregate revenues from customers located in Europe or Asia amounted to $ 9.0 million, or 51 % of total pro forma revenue, while revenues from customers located in North America totaled $ 8.7 million, or 49% of total revenue, on a pro forma basis. For the year ended December 31, 2004, actual aggregate revenues from customers located in Europe or Asia amounted to $4.7 million, or 35% of total revenue, while revenues from customers located in North America totaled $8.6 million, or 65% of total revenues.

          As a result of our recent acquisitions, we do not expect this concentration of revenues to continue in 2005. In 2003, our actual revenues from customers located in Europe or Asia amounted to $ 1.1 million, or 11% of total revenue, while revenues from customers located in North America totaled $8.7 million, or 89% of total revenue.

          During 2004, revenues from two customers, each exceeding 10% of total revenue, aggregated 13% and 11%, respectively. Accounts receivable from these customers represented approximately 20% of total trade receivables at December 31, 2004.

          During 2003, revenues from three customers each exceeding 10% of revenue represented 36%, 19%, and 11%, respectively, of total revenues.

GENERAL

BUSINESS OUTLOOK

          The following summarized discussion of financial results for the years ended December 31, 2004 and December 31, 2003 is of our results on a pro-forma basis, giving effect to the Acquisition of ManagedStorage International, Inc. as if the Acquisition had occurred on January 1, 2003. We believe the pro forma results of operations provide additional and more relevant information about the operating performance of the business and gives a better indication of the results of operations, size and scalability of the business on a forward looking basis. For the year ended December 31, 2004, pro forma revenues increased 39% to $17.7 million from $12.7 million for the comparable prior year period. The significant growth in revenue was a result of increased sales and deliveries of our proprietary DIVArchive solution and related professional services. In addition, the stability of the recurring revenue base created by our proprietary Gridworks OSS solution provides a monthly recurring revenue stream which adds stability and predictability in revenue, as well as a significant growth opportunity through the expansion of services to existing customers, the continued increase in the amount of data under protection, and new enterprise and service provider customer opportunities.

          During the year ended December 31, 2004, we sold and delivered our first fully integrated digital archive and storage infrastructure to a major cable provider in the United States. This complete solution approach will be our focus in 2005. During the first quarter of 2005, we sold two additional complete archive solutions each with approximately $1.0 million in revenue.

          We continue to invest in the development of our software and digital archiving in the data storage and infrastructure areas. During the year ended December 31, 2004, we invested approximately $1.0 million in software development and approximately $1.2 million for data storage infrastructure. As we continue to grow, we will need to sustain and possibly increase the investment of capital into our software technologies, Gridworks and DIVArchive, to ensure they maintain their competitive advantage and to further enhance their interoperability and feature sets.

          During the first quarter of 2005, we successfully completed the acquisition of two leading systems integrators with combined 2004 revenues of approximately $38.3 million. These integrators sell IT hardware and software, professional services and outsourcing solutions to enterprise customers located primarily in the western and northwestern United States. These acquisitions are a cornerstone in implementing our overall strategy to sell complete solutions to our customers as well as to increase the sale of managed storage services and monitoring solutions to enterprise customers. We believe these acquisitions will provide new opportunities to sell these solutions in conjunction with their existing business of reselling hardware and software solutions.

          For the year ended December 31, 2004, our pro forma loss from operations improved by approximately 26%, decreasing to $9.3 million, as compared to a loss of $12.7 million for the comparable prior year period. The significant decrease in losses was a direct result of the increased revenues as described above offset by a slight growth in cost of revenues and SG&A of only 3%. For the year ended December 31, 2004, on a pro forma basis we realized an EBITDA loss of $3.7 million compared to a pro forma EBITDA loss of $10.3 million for the comparable prior year period. Excluding the impact of the merger related costs of $1.4 million the adjusted EBITDA loss on a pro forma basis would be $2.3 million in 2004.(1)

          We intend to further leverage our unique intellectual property by continuing to leverage our position as a leading provider of archive software solutions. In addition, we intend to expand our product and service offerings to position ourselves as a provider of a wide range of services and products to the broadcast and media markets. We believe we can increase revenues from existing and new customers by offering complete archive solutions, including storage hardware and software, servers and peripheral devices, as well as first call support services. To facilitate this strategy, we intend to increase our volume of products available for resale to the customers both directly and through existing channel partners. New products have been announced and are expected to be launched in the spring of 2005. We also plan to increase our expenditures for sales and marketing initiatives to meet an increasing volume of digital archive implementations worldwide.

          We believe we can increase the sales of managed services by becoming more directly involved in the sale of storage products and professional services direct to enterprise customers. We plan to increase our sales resources focused on the enterprise market and will resell a variety of storage products directly to businesses. The acquisitions of Star and PWI in the first quarter of 2005 serve as essential building blocks for the implementation of that strategy.

----------

(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and cumulative effect of changes in accounting principles. Although EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (GAAP), the Company believes the use of the non-GAAP financial measure EBITDA enhances an overall understanding of the Company's past financial performance and is a widely-used measure of operating performance in practice. In addition, the Company believes the use of EBITDA provides useful information to the investor because EBITDA excludes significant non-cash interest and amortization charges related to past financings by the Company that, when excluded, the Company believes produces more meaningful operating information. EBITDA also excludes depreciation and amortization expenses, which are significant when compared to such levels prior to the acquisition of MSI. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure on a pro forma basis, net loss before deemed dividends and accretion on preferred stock, is set forth below.

                                                     FOR THE YEARS ENDING
                                                         DECEMBER 31,

                                                   2004                2003
                                               ------------        ------------

Pro forma net loss before deemed dividends
  and accretion on preferred stock             $    (13,031)       $    (17,893)

Interest (cash portion)                                 273                 135

Interest (non-cash portion)                           3,177               1,561

Taxes                                                   400                  --

Depreciation and amortization                         5,477               5,932
                                               ------------        ------------

EBITDA                                               (3,704)            (10,265)

Acquisition charges                                   1,425                  --
                                               ------------        ------------

EBITDA, as adjusted                            $     (2,279)       $    (10,265)
                                               ============        ============

          The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

          REVENUE. Total revenue for the year ended December 31, 2004 increased $3.5 million, or 35%, to $13.3 million compared to total revenue of $9.8 million for the year ended December 31, 2003. Revenue from the sale of our products increased to $5.2 million compared to revenue of $0 for the comparable prior year period. This increase was attributable to:(1) the additional revenues resulting from the merger with Front Porch in August 2004, (2) increased orders for our software and related products, consisting primarily of sales of our DIVArchive solutions and the licensing of the Gridworks OSS solution and (3) sales of hardware as part of complete archive solutions and as part of SAN infrastructures. Revenue from delivery of our services decreased $1.7 million, or 17%, to $8.1 million compared to $9.8 million for the comparable prior year period. The decrease in service revenue was the result of a reduction in revenue of $2.8 million from a large customer that filed for bankruptcy in December 2003 and did not renew the service upon contract expiration in 2004, which was offset, in part, by additional revenues of $1.1 million related to our existing and new customer base in 2004.

          For the year ended December 31, 2004, a significant portion of our revenues were derived from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe or Asia amounted to $4.7 million, or 35% of total revenue, while revenues from customers located in North America totaled $8.6 million, or 65% of total revenue. For the year ended December 31, 2003, our revenues from customers located in Europe and Asia amounted to $1.1 million, or 11% of total revenue, while revenues from customers located in North America totaled $8.7 million, or 89% of total revenue.

          GROSS MARGIN. Total gross margin for the year ended December 31, 2004 increased $3.1 million to $6.0 million, or 45% of total revenue, as compared to gross margin of $2.9 million, or 29% of total revenue, for the comparable prior year period. Product gross margin for the year ended December 31, 2004 totaled $3.7 million, or 71% of product revenue. Service gross margin for the year ended December 31, 2004 totaled $2.3 million, or 28% of service revenue. The increased gross margin was primarily the result of the acquisition of Front Porch and the sale of higher margin software (DIVArchive). The gross margin as a percentage of total revenue reported for the year ended December 31, 2004 met our anticipated gross margin and was significantly higher than the gross margin of 29% reported for the prior year-end due to the growth in revenues of our DIVArchive solutions.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2004 increased slightly by approximately $0.9 million to $10.3 million from $9.4 million for the comparable prior year period. Actual SG&A expenses for the year ended December 31, 2004 included $5.9 million in salaries and related benefits for employees not directly related to the production of revenue, $1.6 million in general office expenses, $1.0 million in professional fees, $0.8 million for travel-related costs, $0.6 million in facilities costs, $0.3 million in bad debt expense and $0.1 million in research and development costs. SG&A expenses of $9.4 million for the prior year ending December 31, 2003 included $5.4 million in salaries and related benefits for employees not directly related to the production of revenue, $1.5 million in general office expenses, $0.9 million in professional fees, $0.8 million in travel related costs, $0.5 million of facilities costs and $0.3 million of bad debt expense. The increase in SG&A expenses during the year ended December 31, 2004 was a direct result of the inclusion of SG&A expenses for Front Porch from the date of the acquisition forward, which was offset, in part, by a reduction in payroll and related costs as a result of reductions in staffing levels.

          MERGER COSTS. Merger cost of $1.3 million in 2004 consists of costs incurred in the acquisition of Front Porch. The costs consist of $0.8 million in accelerated compensation expense related to the accelerated vesting of stock options, $0.4 million in professional fees for legal, banking and accounting, $0.1 million of severance related costs due to reduction in staffing as result of the acquisition. There were no merger related costs in 2003.

          DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements and capitalized research and development costs. Depreciation and amortization expense was approximately $4.0 million and $3.3 million for the years ended December 31, 2004 and 2003, respectively. The increase is driven by the increase in amortization associated with the intangible assets created in the acquisition of Front Porch.

          OPERATING LOSS. During the year ended December 31, 2004, we incurred a loss from operations of $7.7 million as compared to a loss from operations of $8.5 million for the year ended December 31, 2003. Included in the operating loss for the year ended December 31, 2004 was $1.3 million of costs related to the merger with MSI. Excluding the costs of the acquisition, the decrease in loss from operations for the year ended December 31, 2004 was primarily due to the increased revenues and gross margin described above.

          INTEREST EXPENSE. Interest expense was $2.4 million for the year ended December 31, 2004 compared to $2.2 million for the year ended December 31, 2003. The increase in interest expense was attributable to increased amortization of debt discounts. Interest expense during 2004 included cash interest costs of $0.2 million on notes payable and capital leases and non-cash interest charges of $2.2 million consisting of $1.7 million of interest on MSI's previously outstanding Series C preferred stock, $0.2 million related to amortization of debt discounts, $0.2 million related to warrants, and $0.1 million related to amortization of financing costs. Interest expense of $2.2 million in 2003 included cash interest of $0.1 million on capital leases and non-cash interest charges of $2.1 million consisting of $1.3 million on MSI's previously outstanding Series C preferred stock and $0.8 million of interest in connection with an issuance of MSI's previously outstanding common stock.

          OTHER INCOME AND EXPENSE. Other income of $0.4 million for 2004 included $0.3 million of income for the sale of New Jersey state net operating losses from prior years and $0.1 million for investment income and gains from the sale of fixed assets. Other expense of $0.3 million for 2003 included a loss on the investment in Front Porch of $0.6 million (prior to the merger), reduced by $0.1 million of income from the sale of fixed assets and $0.2 million of income from leased equipment to customers.

          FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. As discussed above, we conduct business in various countries outside the United States in which the functional currency of the country is not the U. S. dollar. As a result, we have foreign currency exchange translation exposure as the results of these foreign operations are translated into U.S. dollars in our consolidated financial statements. For the year ended December 31, 2004, we reported an accumulated translation gain of approximately $19,000 as a component of accumulated other comprehensive income. We are also subject to foreign exchange transaction exposure because we provide for intercompany funding between the U.S. and international operations, when we and/or our French subsidiary transacts business in a currency other than our own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the year ended December 31, 2004 was a $25,000 loss. In addition, we entered into two new forward contracts, one of which expired on December 7, 2004 and the other of which expires on April 1, 2005. We recorded a realized loss of $0.1 million and an unrealized loss of $0.1 million on the contracts as of December 31, 2004, which represented the change in the fair value for the foreign currency forward contract related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness.

          INCOME TAX EXPENSE. We incurred income tax expense for the year ended December 31, 2004 of $0.4 million. This income tax expense represents non-cash deferred income tax expense related to our French subsidiary, Front Porch Digital International, S.A.S. These income taxes were incurred during the period from the Acquisition through December 31, 2004 and represent the utilization of the subsidiary's deferred tax assets (net operating losses) during that period, which was recorded as a deferred tax asset in purchase accounting.

          NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. During the year ended December 31, 2004, we incurred a net loss applicable to common stockholders of $11.8 million as compared to a net loss applicable to common stockholders of $12.7 million for the year ended December 31, 2003. Included in the net loss for the year ended December 31, 2004 was $1.3 million of costs related to the acquisition. Excluding the acquisition costs, the decrease in net loss for the year ended December 31, 2004 was primarily due to the increased revenues and gross margin described above and the net decrease of the dividends and accretion on preferred stock of $0.4 million.


LIQUIDITY AND CAPITAL RESOURCES

          At  December  31,  2004,   we  had  $3.1  million  of  cash  and  cash
equivalents. Issuance of convertible debt and equity securities have been a principal source of liquidity for us.

          On May 13, 2004, we consummated a private placement pursuant to which we issued a secured convertible term note due May 13, 2007 in the principal amount of $5.0 million, and a common stock purchase warrant entitling the holder to purchase 4,435,500 shares of our common stock (See Note 10 of the Notes to Consolidated Financial Statements).

          We are still in the early stages of executing our business strategy, we have recently completed two significant acquisitions and expect to begin numerous new engagements during the next 12 months. Although we are experiencing success in the deployment of our marketing strategy for the sale and delivery of our DIVArchive and other software solutions, continuation of this success is contingent upon several factors, including available cash resources, the prices of our products and services relative to those of our competitors, and general economic and business conditions, among others.

          We expect anticipated cash flow from operations combined with our cash and cash equivalents at April 1, 2005 will be sufficient to operate through March 31, 2006. In addition, in connection with the acquisitions in the first quarter of 2005, the Company issued a $5 million Senior Secured Revolving
Commercial Loan with Wells Fargo Bank, N.A. to finance the cost of the acquisitions and to provide working capital and additional capacity for future acquisitions. Considering these acquisitions and the related funding combined with our current cash position, we believe we have sufficient capital available for the execution of our business strategy and our continued growth and expansion. However, there can be no assurance that we will not need to access the capital markets for additional financing to fund our organic growth and subsequent acquisitions and that sufficient capital will be available upon acceptable terms. We incurred an operating loss of $7.7 million for the year ended December 31, 2004 and $8.5 million for the comparable prior year period.

          During 2004, we continued to have success in deploying our marketing strategy for the sale and delivery of our DIVArchive software solutions. We continue to build a backlog into the first quarter of 2005. In addition, we have experienced sales of complete archive solutions to major broadcasters in the first quarter of 2005 and plan on continuing this sales approach in 2005. In addition, we have completed two acquisitions in the first quarter of 2005, which allow us to expand and penetrate the complete solutions offerings in the enterprise market place. Both acquisitions are expected to be accretive on an operating cash flow basis and we anticipate further improvements to operating cash flows as synergies are realized. These synergies result from improved margins on maintenance contracts due to the handling of first call support and improved service revenue growth from the introduction of managed services to the new and existing enterprise customers of these two acquisitions.

          Our actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from our plan of operation vary, but include, without limitation, decisions of our management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan and general economic conditions. Additionally, there can be no assurance that our business will generate cash flows at or above current levels. Accordingly, we may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

          We expect capital expenditures to be approximately $1.5 million during the 12-month period ended December 31, 2005. It is expected that our principal uses of cash will be for working capital, to finance capital expenditures and for other general corporate purposes, including financing the expansion of the business and implementation of our sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to us.

          As of December 31, 2004, we had current assets of $7.5 million. These assets were primarily derived from our operations in 2004 and from the acquisition of MSI, which is accounted for as a reverse merger as though MSI acquired us. Long-term assets of $21.2 million consist of $16.5 million of intangible assets acquired during the transaction with Front Porch, $2.5 million of property and equipment, $1.2 million of software development costs and $1.0 million of other assets which consist primarily of $0.8 million of deferred financing costs, $0.1 million of restricted cash and $0.1 million of deposits, prepaid expenses and other receivables.

          Current liabilities of $7.4 million at December 31, 2004 consisted of $1.4 million of accounts payable; $1.2 million of deferred revenue, which consisted of billings in excess of revenue recognized, deposits and progress payments received on engagements currently in progress; $3.1 million of accrued expenses; and $1.7 of current portion of notes payable, other long term obligations, and capital leases.

          Our working capital was $0.1 million as of December 31, 2004.

          We used net cash of $3.5 million in operating activities during the year ended December 31, 2004, primarily as a result of the net loss incurred during the period. We used net cash of $4.2 million from operating activities during the year ended December 31, 2003 primarily as a result of the net loss incurred during the period.

          We provided net cash of $4.7 million in investing activities during the year ended December 31, 2004, of which $4.0 million represents cash and restricted cash acquired from Front Porch in the acquisition transaction, $3.8 million of proceeds from the maturity of short term investments and $0.1 million of proceeds from the sale of fixed assets. These amounts were offset by capital expenditures of $1.9 million, the investment in development for our video software and Gridworks solutions of $1.2 million and capitalized acquisition costs of $0.2 million. During the year ended December 31, 2003, we used $8.5 million of cash in investing activities of which $3.8 million was to purchase short term investments, net of maturities of short term investments, $2.3 million was to purchase intangible assets and $2.1 million was used to purchase property and equipment and $0.3 million was invested in capitalized software development.

          Financing activities used net cash of $0.3 million during the year ended December 31, 2004 primarily from the repayment of capital leases, long term obligations and notes payable of $1.2 million, which was partially offset by proceeds of $0.8 million from a lease line of credit. Financing activities provided net cash of $14.8 million during the year ended December 31, 2003 primarily from proceeds from the issuance of preferred stock of $12.9 million and common stock of $3.2 million, offset by offering costs for the preferred and common stock of $0.8 million and principal repayments on capital leases of $0.4 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), SHARE-BASED PAYMENT, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We are evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on our financial position and results of operations.

          In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset is some circumstances). Mandatorily redeemable instruments (i.e. instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are to be reported as liabilities by their issuers. This statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. The provisions of SFAS No. 150 are generally effective for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. MSI's previously outstanding New Series C preferred stock was mandatorily redeemable on January 9, 2008, (the redemption amount was estimated to be $33,156,000, representing $1,000 per share plus five years of dividends at $100 per share per year), and therefore was considered a liability under the provisions of SFAS No. 150. Accordingly, on July 1, 2003, the carrying amount of the New Series C, which approximated its fair value, was reclassified from the "mezzanine" section of the balance sheet to the liability section. There was no gain or loss recorded upon the adoption of SFAS No. 150. From July 1, 2003 through December 31, 2003, we recorded non-cash interest expense of $1,262,508, and from January 1, 2004 through August 18, 2004, when the stock was exchanged for our Series A Preferred Stock we recorded non-cash interest expense of $1,703,332, reflecting an effective interest rate on this security of 13.44%.

          In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R became effective for variable interest entities created after December 15, 2003 for public companies, and became effective for all other variable interest entities by the end of the first annual reporting period ending after December 15, 2004 for companies that are small business issuers. FIN46R did not have an impact on our financial position or results of operation.


ITEM 7.   FINANCIAL STATEMENTS

          The reports of independent registered public accounting firms and our consolidated financial statements and associated notes are included in Part III,
Item 13 of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          During the fiscal year ended December 31, 2004, we changed our independent registered public accounting firm to GHP Horwath, P.C., as reported in our Current Reports on Forms 8-K filed with the Securities and Exchange Commission on November 9, 2004, December 23, 2004, January 6, 2005 and January 7, 2005.

ITEM 8A.  CONTROLS AND PROCEDURES.

          DISCLOSURE   CONTROLS  AND  PROCEDURES.   Our  management,   with  the
participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

          INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

          On December 6, 2004, we entered into a two-year employment agreement (the "Knaisch Agreement") with Michael C. Knaisch, the President of our Front Porch Digital division. The Knaisch Agreement provides for the payment to Mr. Knaisch of an annual base salary of $200,000, subject to increase at the discretion of the compensation committee of our board of directors and quarterly performance-based bonuses of up to $37,500, as determined by our board, during the fiscal year ending December 31, 2005. The Knaisch Agreement provides that Mr. Knaisch may terminate the Knaisch Agreement upon thirty (30) days prior written notice to us and we may terminate the Knaisch Agreement, with or without cause, upon written notice to Mr. Knaisch. If Mr. Knaisch is terminated without cause he will be entitled to receive his full salary and group health plan benefits for twelve months following such termination. The full text of the Knaisch Agreement is included as Exhibit 10.29 to this annual report and is incorporated by reference herein.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT AND BOARD OF DIRECTORS

          The following sets forth the name, age and position of each of our directors and executive officers as of March 30, 2005:

               NAME                AGE               POSITION(S)
               ----                ---               ----------
      Thomas P. Sweeney III         44       Chairman of the Board and
                                                Chief Executive Officer

      Michael Knaisch               48       President of Front Porch
                                                Digital Division

      Paul McKnight                 48       Chief Financial Officer and
                                                Director

      Matthew Richman               34       Senior Vice President -
                                                Corporate Development

      Walter Hinton                 42       Chief Technology Officer

      Patrick Whittingham           56       Director

      James Wolfinger               48       Director

      Christopher S. Gaffney        42       Director

      Carmen J. Scarpa              40       Director

          All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers and directors.

          Information concerning our executive officers and directors is set forth below.

          THOMAS P. SWEENEY III. Mr. Sweeney has been our Chief Executive Officer since August 18, 2004, the date of our acquisition of ManagedStorage International, Inc. ("MSI"), and Chairman of our Board of Directors since August 2002. Mr. Sweeney previously served on our Board of Directors for the period November 30, 2000 through February 12, 2002. From February 2001 until August 19, 2004, Mr. Sweeney was Chief Executive Officer and Chairman of the Board of MSI. Since such date, Mr. Sweeney has also served as President and a director of MSI. Mr. Sweeney is the founder of Equity Pier LLC, a business advisory and venture capital firm, and has served as its Managing Partner since May 2000. From August 1997 through February 2000, Mr. Sweeney was Senior Vice President of Marketing at Level 3 Communications, Inc., where he was responsible for the development of global products and services.

          MICHAEL KNAISCH. Mr. Knaisch has been our President since August 18, 2004. From June 2003 to August 18, 2004, Mr. Knaisch was our Chief Executive
Officer. From January 2003 to June 2003, Mr. Knaisch was our Chief Operating Officer. From October 2002 to January 2003, Mr. Knaisch provided consulting services to us. From August 1998 through September 2002, Mr. Knaisch was Senior Vice President of Global Strategic Alliances at Level 3 Communications, Inc.

          PAUL MCKNIGHT. Since October 12, 2004, Mr. McKnight has been our Chief Financial Officer. Mr. McKnight has also served on our Board of Directors since August 2002. From August 2002 to January 2003, Mr. McKnight also served as our interim Chief Financial Officer. Since August 2001, Mr. McKnight has been the Chief Financial Officer of MSI. From May 2000 to August 2001, Mr. McKnight served as Chief Financial Officer of Equity Pier LLC, a business advisory and venture capital firm. From January 1997 through May 2000, Mr. McKnight was the Chief Operating Officer and Chief Financial Officer of MCI WorldCom Wireless.

          MATTHEW RICHMAN. Mr. Richman has been our Senior Vice President - Corporate Development since October 12, 2004. From January 2003 to October 12, 2004, Mr. Richman was our Chief Financial Officer and from June 2003 to September 30, 2004, our Chief Operating Officer. From October 2002 to January 2003, Mr. Richman provided consulting services to us. From February 2001 to September 2002, Mr. Richman served as Chief Financial Officer of Advanced Data Center, Inc., a data center and managed technology services provider. From October 2000 through January 2001, Mr. Richman was Vice President of Finance for TelePlace, Inc., a datacenter/co-location company. From September 1994 through September 2000, Mr. Richman was employed by Deloitte & Touche LLP, where he served in various auditing and consulting roles, most recently as a Manager.

          WALTER HINTON. Mr. Hinton has been our Chief Technology officer since October 12, 2004. Mr. Hinton was the Chief Technology Officer for MSI from March 2000 through October 12, 2004. From 1999 to March 2000 Mr. Hinton was the Vice President and General Manager of Storage Networking for StorageTek.

          PATRICK WHITTINGHAM. Mr. Whittingham has served on the Board of Directors since April 2004. Since April 2004, Mr. Whittingham has been a consultant in the area of broadcast and production technology, systems integration and digital cinema. Prior to February 2004, Mr. Whittingham had been for more than 28 years an employee of various affiliates of Sony Corporation, including President of the Sony Broadcast and Production Systems Division of Sony Electronics (USA), Inc. from June 2003 to January 2004; President of Sony Business Solution and System Company (USA) from June 2002 to June 2003; Senior Vice President of System Solutions Division (USA) from February 2001 to June 2002; and Executive Vice President of Sony of Canada Ltd. from May 1997 to February 2001.

          JAMES WOLFINGER. Mr. Wolfinger has served on our Board of Directors since May 2004. Mr. Wolfinger is the founder of Outdoor Site Group, LLC, a wireless site location company, and has served as its Managing Partner since February 2003. From October 2002 to September 2003, Mr. Wolfinger served as a business and operational consultant for MSI. From 1996 through September 2002, Mr. Wolfinger was the President of MCI WorldCom Wireless.

          CHRISTOPHER S. GAFFNEY. Mr. Gaffney has served on our Board of Directors since August 2004. Mr. Gaffney is a founder of Great Hill Partners, LLC, a private equity firm specializing in the communications, information technology, media and business service industries, and has served as its Managing Partner since January 1999.

          CARMEN J. SCARPA. Mr. Scarpa has served on our Board of Directors since August 2004. Mr. Scarpa joined Tudor Ventures Group LLC ("Tudor Ventures"), a private equity firm specializing in mid- and late-stage technology and growth companies, in June 1996 and has been a partner and managing director of Tudor Ventures since January 2001.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities ("10% Shareholders"), to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10% Shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

          Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and 10% Shareholders were complied with, except (i) Thomas P. Sweeney III, our Chief Executive Officer and Chairman of the Board, was late in filing a Statement of Changes of Beneficial Ownership of Securities on Form 4 for the acquisition of 2,023,810 shares of our common stock on April 1, 2004 upon the conversion of a convertible promissory note by Equity Pier LLC (of whom Mr. Sweeney is the founder and managing member), (ii) Matthew Richman, our Senior Vice President - Corporate Development, was late in filing a Statement of Changes of Beneficial Ownership of Securities on Form 4 for (1) options to purchase 425,000 shares of our common stock granted to him on March 16, 2004, (2) the acquisition of 357,143 shares of our common stock on April 1, 2004 upon the conversion of a convertible promissory note and (3) the acquisition of 233,000 shares of our common stock on June 11, 2004 in satisfaction of Mr. Richman's outstanding 2003 employee bonus; (iii) Patrick Whittingham, one of our directors, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 for options granted him on April 16, 2004 to purchase 250,000 shares of our common stock; (iv) Walter Hinton, our Chief Technical Officer, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 for options to purchase 1,036,422 shares of our common stock granted him on February 13, 2004;
(v) Michael Knaisch, the President of our Front Porch Digital division was late in filing a Statement of Changes of Beneficial Ownership of Securities on Form 4 for options to purchase 600,000 shares of our common stock granted to him on March 16; (vi) JP Morgan Direct Venture Capital Institutional Investors LLC, a 10% Shareholder, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 for (1) 9,295,166 shares of our common stock it acquired on August 18, 2004 and (2) 497,532 shares of our Series A preferred stock (which are presently convertible into 9,950,633 shares of our common stock) it acquired on August 18, 2004; (vii) Tudor Ventures II LP, a 10% Shareholder, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 for
(1) 6,081,629 shares of our common stock it acquired on August 18, 2004 and (2) 903,994 shares of our Series A preferred stock (which are presently convertible into 18,079,880 shares of our common stock) it acquired on August 18, 2004; and
(viii) Great Hill Equity Partners LP, a 10% Shareholder, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 for (1) 19,796,518 shares of our common stock it acquired on August 18, 2004 and (2) 815,715 shares of our Series A preferred stock (which are presently convertible into 16,314,297 shares of our common stock) it acquired on August 18, 2004;
(viii) Paul McKnight, our Chief Financial Officer was late in filing a Statement of Change in Beneficial Ownership of Securities on Form 4 relating to his acquisition of options for the purchase of 500,000 shares of our common stock granted to him on November 17, 2004.

CODE OF ETHICS

          We have not yet adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Management expects to implement a formal code of ethics and related control for these persons during 2005.

ITEM 10. EXECUTIVE COMPENSATION

          The following Summary Compensation Table sets forth compensation we paid for services rendered to each person who served as our Chief Executive Officer during the years ended December 31, 2004 and 2003, and to our most highly compensated executive officers at December 31, 2004, other than our Chief Executive Officer (collectively, the "Named Executed Officers").

                                                Annual Compensation                      Long Term Compensation Awards
                                                                             --------------------------------------------------
                                                                                     Awards                   Payouts
                                        ------------------------------------ ------------------------ -------------------------

                                                                  Other     Restricted   Securities
                                                                 Annual       Stock      Underlying     LTIP       All Other
                                Fiscal    Salary     Bonus    Compensation   Award(s)     Options/     Payouts   Compensation
                                 Year       ($)       ($)          ($)          ($)       SARs (#)       ($)          ($)
                                 ----    --------   --------  ------------  ----------   ----------    -------   ------------
Thomas P. Sweeney III(1)         2004    $220,192   $220,000      $-0-          $-0-     11,062,000      $-0-       $12,010
Chief Executive Officer          2003    $125,000   $150,000      $-0-          $-0-      1,510,093      $-0-        $3,200
                                 2002    $162,500   $200,000      $-0-       $22,927         20,078      $-0-          $-0-

Michael Knaisch(2)               2004    $200,000   $142,667      $-0-          $-0-        600,000      $-0-          $-0-
Chief Executive Officer          2003    $217,000   $129,000      $-0-          $-0-        750,000      $-0-          $-0-
  until August 18, 2004          2002     $50,000       $-0-      $-0-          $-0-            -0-      $-0-          $-0-
  President of Front Porch
  Digital Division since
  August 18, 2004

Matthew Richman(3)               2004    $160,000   $119,133      $-0-          $-0-        425,000      $-0-       $15,000
Chief Financial Officer &        2003    $168,000   $105,000      $-0-          $-0-        500,000      $-0-          $-0-
  Chief Operating Officer        2002     $30,500       $-0-      $-0-          $-0-            -0-      $-0-          $-0-
  until October 12, 2004
  Sr. Vice President -
  Corporate Development
  since October 12, 2004

Donald Maggi(7)                  2004     $13,300       $-0-      $-0-          $-0-            -0-       $-0-         $-0-
Senior Vice President            2003    $207,500       $-0-      $-0-          $-0-        840,000       $-0-         $-0-
  of Business Development        2002    $180,000       $-0-      $-0-          $-0-            -0-       $-0-         $-0-
  until January 2004
  Chief Executive Officer
  until June 1, 2003

Jay Yogeshwar(4)                 2004     $12,381     $7,500      $-0-          $-0-            -0-       $-0-         $-0-
President and Chief              2003    $129,000    $10,500      $-0-          $-0-            -0-       $-0-         $-0-
  Technology Officer             2002    $150,000       $-0-      $-0-          $-0-            -0-       $-0-         $-0-
  until January 2004

Paul McKnight(5)                 2004    $195,000    $25,000      $-0-          $-0-        500,000       $-0-         $-0-
Chief Financial Officer          2003    $195,000     $9,000      $-0-          $-0-        275,881       $-0-         $-0-
  since October 12, 2004         2002    $196,231     $1,500      $-0-        $1,534          1,344       $-0-         $-0-

Walter Hinton(6)                 2004    $210,000    $50,000      $-0-          $-0-        700,000       $-0-       $3,920
Chief Technical Officer          2003    $210,000    $45,000      $-0-          $-0-        336,423       $-0-       $3,720
  since October 12, 2004         2002    $210,000     $1,500      $-0-        $3,845          3,367       $-0-         $-0-

-----------------

(1) Mr. Sweeney was appointed as our Chief Executive Officer effective August 18, 2004 and has also served as our Chairman of the Board since August 2002. Prior to August 18, 2004, Mr. Sweeney served as the President and Chief Executive Officer of MSI, which we acquired on August 18, 2004. Compensation paid to Mr. Sweeney in 2004 includes salary of $93,077 paid by our company after the Acquisition and salary of $127,115 paid by MSI prior to the Acquisition. Included in the 2004 bonus earned by Mr. Sweeney is $220,000 of accrued but unpaid compensation. Compensation in 2003 and 2002 represents compensation paid to Mr. Sweeney by MSI.

(2) Mr. Knaisch served as our Chief Executive Officer from June 2, 2003 to August 18, 2004 (the date of the Acquisition), on which date he was appointed President of our Front Porch Digital division. Included in the 2004 bonus earned by Mr. Knaisch are $117,667 of paid compensation and $25,000 of accrued but unpaid compensation. From June 1, 2003 to December 31, 2003, Mr. Knaisch was an employee of ours and received $117,000 in salary for serving as our Chief Executive Officer. From January 1, 2003 to

     June 2, 2003, Mr. Knaisch provided consulting services to us and received $100,000 in consulting fees and $12,000 in bonus as compensation for services provided as our Chief Operating Officer. Included in the $129,000 bonus earned by Mr. Knaisch in 2003 was $107,000 of accrued but unpaid compensation. From October 2002 to December 2002, Mr. Knaisch provided consulting services to us and was paid $50,000 in consulting fees and reimbursed $6,700 in business expenses.

(3) Mr. Richman served as our Chief Financial Officer and Treasurer from January 2003 and our Chief Operating Officer from June 2003 until October 12, 2004, on which date he was appointed Senior Vice President - Corporate Development. Included in the 2004 bonus earned by Mr. Richman are $99,133 of paid compensation and $20,000 of accrued but unpaid compensation. From June 1, 2003 to December 31, 2003, Mr. Richman was an employee of ours and received $93,000 in salary for serving in the capacities described above. From January 1, 2003 to May 31, 2003, Mr. Richman provided consulting services to us and received $75,000 in consulting fees and $12,000 in bonus as compensation for services provided as our Chief Financial Officer. Included in the $105,000 bonus earned by Mr. Richman in 2003 was $85,000 of accrued but unpaid compensation. From October 2002 to December 2002, Mr. Richman provided consulting services to us and was paid $30,500 in consulting fees and reimbursed $10,300 in business expenses.

(4) Dr. Yogeshwar resigned as an officer and employee of our company in January 2004. Dr. Yogeshwar was appointed to our Board of Directors in March 2004 and resigned from such position on August 16, 2004.

(5) Mr. McKnight was appointed to our board of directors in August 2002 and was appointed our Chief Financial Officer on October 12, 2004. Prior to August 18, 2004 (the date of the Acquisition), Mr. McKnight served as the Chief Financial Officer of MSI. Compensation paid to Mr. McKnight in 2004 includes salary and bonus of $66,000 and $25,000, respectively, paid by our Company after the Acquisition and salary of $129,000 paid by MSI prior to the Acquisition. Compensation in 2003 represents compensation paid to Mr.
     McKnight by MSI. Compensation in 2002 represents compensation paid to Mr. McKnight by MSI of $183,731 and compensation of $12,500 paid to Mr. McKnight by us for his role as interim Chief Financial Officer.

(6) Mr. Hinton has served as our Chief Technical Officer since October 12, 2004. Prior to such date, Mr. Hinton served as the Chief Technical Officer of MSI, which was acquired by us in August 2004. Compensation paid to Mr. Hinton in 2004 includes salary and bonus of $71,077 and $45,000, respectively, paid by us after the Acquisition and salary and bonus of $138,923 and $50,000, respectively, paid by MSI prior to the Acquisition. The $50,000 bonus paid in 2004 is included in 2003 compensation as it was accrued but unpaid at December 31, 2003. Compensation in 2003 and 2002 represents compensation paid to Mr. Hinton by MSI.

(7) Mr. Maggi was appointed acting Chief Executive Officer of our company effective December 1, 2001, in which capacity he served until June 1, 2003, at which time he resigned from that office and took the position of Senior Vice President of Business Development. Mr. Maggi resigned as an officer and director of our company in January 2004. Mr. Maggi served as an officer of our company in his capacity as controlling shareholder of Intertainment, Inc., which provided consulting services to our company. Mr. Maggi was not compensated directly by our company. For the year ended December 31, 2004, our company paid Intertainment, Inc. $13,300 for Mr. Maggi's services as Sr. Vice President of Business Development. Included in such payment was $11,500 in consulting fees and $1,800 as reimbursement for a portion of the rent on a New York office he occupied. For the year ended December 31, 2003, our company paid Intertainment, Inc. $358,647 for Mr. Maggi's services as acting Chief Executive Officer and other capacities. Included in such payment was $207,500 in consulting fees, $119,647 in business expense reimbursements, and $31,500 as reimbursement for a portion of the rent on a New York office he occupied. For the year ended December 31, 2002, our company paid Intertainment, Inc. $314,830 for Mr. Maggi's services as acting Chief Executive Officer. Included in such payment was $180,000 in consulting fees, $100,483 in expense reimbursements, and $34,347 as reimbursement for a portion of the rent on a New York office he occupied.

EMPLOYEE BONUS PLAN

          In March 2001, our Board of Directors adopted the Front Porch Digital Inc. Employee Bonus Plan (the "Bonus Plan") to promote the interests of our company and our shareholders by permitting us to award bonuses in cash or in shares of our common stock to key employees in order to reward such employees for their successful efforts in attaining objectives beneficial to the growth and profitability of our company and to retain their services. We have reserved 2,000,000 shares, subject to adjustment, of common stock for issuance under the Bonus Plan. As of December 31, 2004, no shares have been issued under this plan. The Bonus Plan will terminate on March 31, 2006, except that the Board of Directors may terminate the Bonus Plan (except with respect to any outstanding bonus awards) at an earlier date.

          The Bonus Plan is administered by either the Board of Directors or the Compensation Committee of the Board. Members of the Compensation Committee are eligible to receive bonuses only if such bonuses are granted by the Board of Directors.

          The Board of Directors or the Compensation Committee has the authority to determine which key employees shall be awarded bonuses; the amounts of bonuses and the number of shares of common stock, if any, to be awarded; and all other terms and combinations of performance measurement criteria, which may differ as to various key employees or attainment of certain performance levels. The Board of Directors or the Compensation Committee decides whether performance criteria have been met, whether and when to award bonuses, time payment of bonuses, and whether to pay bonuses in cash or in common stock or any combination thereof. The determinations of the Board of Directors or the Compensation Committee, as the case may be, on these matters shall be conclusive. The number of shares of common stock to be awarded as a bonus is to be equal in value to a fixed cash amount, with the value of such common stock computed at the higher of (a) the fair market value of the common stock to be awarded on date of award, or (b) the par value of the common stock to be awarded.

          Any eligible employee whose employment has terminated for any reason other than death prior to the end of the bonus measurement period may remain eligible for a full or prorated bonus, or may forfeit his bonus in its entirety, in accordance with such terms as may be set for such bonus from time to time by the Board of Directors or the Compensation Committee. Bonuses payable will be paid to the estate of designee of any eligible employee who has died after termination of employment but before payment of the bonus award. In the event that any eligible employee's employment is terminated either (i) for cause, or
(ii) without the consent of our company, his eligibility for a bonus under the Bonus Plan shall terminate in whole immediately upon termination of employment. If an eligible employee dies while he is employed by us or any of our subsidiaries, his estate or designee shall be eligible to receive a prorated bonus. Bonus rights are not transferable otherwise than by will or the laws of descent and distribution.

          No bonus award of common stock may be made under the Plan unless and until the shares subject to such award have been listed, registered and qualified upon any applicable securities exchange or under any applicable state or federal law, including without limitation, the Securities and Exchange Act of 1933, as amended, and the consent or approval of any governmental regulatory body, necessary or desirable as a condition of, or in connection with, the award or issuance of shares hereunder has been obtained

EQUITY INCENTIVE PLAN

          In May 2000, we adopted our 2000 Equity Incentive Plan (the "Incentra Option Plan") for the purpose of attracting, retaining and maximizing the performance of executive officers and key employees and consultants. We currently have reserved 6,000,000 shares of common stock for issuance under the Incentra Option Plan. An increase in the number of shares reserved from 6,000,000 to 22,625,000 was approved by the Board of Directors and shareholders and the effectiveness of the increase is subject to our filing of a Schedule 14C Information Statement. The Incentra Option Plan has a term of ten years. The Incentra Option Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights and restricted stock awards. The Incentra Option Plan is administered by a Compensation Committee of the Board of Directors (the "Compensation Committee"). The exercise price for non-statutory stock options may be equal to or more or less than 100 percent of the fair market value of shares of common stock on the date of grant. The exercise price for incentive stock options may not be less than 100 percent of the fair market value of shares of common stock on the date of grant (110 percent of fair market value in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our issued and outstanding shares of common stock).

          Options granted under the Incentra Option Plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our common stock) and generally vest over a three-year period. Options generally terminate three months after the optionee's termination of employment by us for any reason other than death, disability or retirement, and are not transferable by the optionee other than by will or the laws of descent and distribution.

          The Incentra Option Plan also provides for grants of stock appreciation rights ("SARs"), which entitle a participant to receive a cash payment, equal to the difference between the fair market value of a share of common stock on the exercise date and the exercise price of SAR. The exercise price of any SAR granted under the Incentra Option Plan will be determined by the Board of Directors at its discretion at the time of the grant. SARs granted under the Incentra Option Plan may not be exercisable for more than a ten-year period. SARs generally terminate one month after the grantee's termination of employment by us for any reason other than death, disability or retirement.
Although the Board of Directors has the authority to grant SARs, it does not have any present plans to do so.

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


MANAGEDSTORAGE INTERNATIONAL, INC. - 2000 STOCK OPTION AND GRANT PLAN

          Prior to our acquisition of ManagedStorage International, Inc. ("MSI"), which is accounted for as a reverse merger, MSI adopted and administered its 2000 Stock Option and Grant Plan (the "MSI Plan") for its employees, directors, consultants and other key persons. As a result of such acquisition, no additional grants will be made under the MSI Plan, however, outstanding stock options previously issued pursuant to the MSI Plan may be exercised for unregistered shares of common stock. As provided in the MSI acquisition agreements, upon the exercise of any outstanding options issued under the MSI Plan, we will issue 0.3089 shares of our unregistered shares of common stock for each share of MSI common stock that would have been issuable upon the exercise of such options. Currently, there are outstanding under the MSI Plan options to purchase 2,196,006 shares of our common stock.

          The following table sets forth information with respect to the stock options granted to the Named Executive Officers during the year ended December 31, 2004.

                OPTION GRANTS IN THE YEAR ENDED DECEMBER 31, 2004
                               (INDIVIDUAL GRANTS)

                           NUMBER OF     % OF TOTAL
                          SECURITIES    OPTIONS/SARS
                          UNDERLYING     GRANTED TO     EXERCISE OR
                         OPTIONS/SARS   EMPLOYEES IN    BASE PRICE    EXPIRATION
       NAME               GRANTED (#)    FISCAL YEAR      ($/SH)         DATE

Thomas P. Sweeney III       825,000          5.6%         $0.22     3/16/2014
                         10,237,000         69.5%         $0.28     8/18/2014


Michael Knaisch             600,000          4.1%         $0.22     3/16/2014


Matthew Richman             425,000          2.9%         $0.22     3/16/2014

Jay Yogeshwar                     0          0.0%          N/A          N/A

Donald Maggi                      0          0.0%          N/A          N/A


Paul McKnight               500,000          3.4%         $0.32     11/17/2014


Walter Hinton               700,000          4.7%         $0.32     11/17/2014

          The following table sets forth information with respect to each exercise of stock options during the year ended December 31, 2004 by each of the Named Executive Officers and the value at December 31, 2004 of all unexercised stock options held by such persons.

         AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 2004
                       AND DECEMBER 31, 2004 OPTION VALUES

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                                            VALUE              OPTIONS AT                   IN-THE-MONEY OPTIONS AT
                      SHARES ACQUIRED     REALIZED          DECEMBER 31, 2004                  DECEMBER 31, 2004
       NAME           ON EXERCISE (#)        ($)       EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE (A)
Thomas P. Sweeney III         0            $  --          765,086/11,827,085       (1)         $197,638/$357,758

Michael Knaisch               0            $  --             1,350,000/0                          $49,500/$-0-

Matthew Richman               0            $  --              925,000/0                          $244,900/$-0-

Jay Yogeshwar                 0            $  --               15,950/0                             $-0-/$-0-

Donald Maggi            100,000            $61,178            460,000/0                            $4,600/$-0-

Paul McKnight                 0            $  --           238,949/538,276         (2)           $12,077/$9,882

Walter Hinton                 0            $  --           168,211/868,211         (3)           $43,382/$43,382

(1)  Includes   options  to  purchase  765,086  issued  under  the  MSI  Plan  -
unregistered common stock

(2) Includes options to purchase 38,949 issued under the MSI Plan - unregistered common stock

(3)  Includes   options  to  purchase  168,212  issued  under  the  MSI  plan  -
unregistered common stock

---------------
(A) Potential unrealized value is calculated as the fair market value at December 31, 2004 ($0.29 per share on the OTC-BB), less the option exercise price, times the number of shares.


COMPENSATION OF DIRECTORS

          Generally, non-employee directors receive no annual fees for their services, but will be reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board. However, in April 2004, James Wolfinger and Patrick Whittingham, non-employee directors, were each granted options to purchase up to 250,000 shares of our common stock at a price of $0.22 per share. The options vest pursuant to a three-year vesting schedule.

EMPLOYMENT CONTRACTS

          On August 18, 2004, we entered into a two-year employment agreement with Thomas P. Sweeney III, our Chairman of the Board of Directors and Chief Executive Officer. Mr. Sweeney's employment agreement contains the following provisions: annual base salary of $275,000 and $300,000 for the first and second years, respectively; annual bonus of up to 100% of the base salary; the payment of insurance premiums under Mr. Sweeney's existing life insurance policy; the issuance of options to purchase up to 10,237,000 shares of our common stock at $0.28 per share, which options are subject to a three-year vesting schedule; severance provisions for the payment of one-year of base salary; a pro-rated bonus and certain benefits in the event of a change of control or the termination of Mr. Sweeney's employment for any reason other than for cause (as defined).

          On December 6, 2004, we entered into a two-year employment agreement, with Michael Knaisch, the President of our Front Porch Digital division (and our former Chief Executive Officer). The employment agreement with Mr. Knaisch contains the following provisions: annual base salary of $200,000, subject to increase at the discretion of the compensation committee of our Board of Directors and quarterly performance-based bonuses of up to $37,500, as determined by our Board, during the fiscal year ending December 31, 2005. The agreement provides that Mr. Knaisch may terminate the agreement upon thirty (30) days prior written notice to us and we may terminate the agreement with or without cause, upon written notice to Mr. Knaisch. If Mr. Knaisch is terminated without cause he will be entitled to receive his full salary and group health plan benefits for twelve months following such termination.

          On June 1, 2003, we entered into a one-year employment agreement, which was automatically renewed for an additional one-year term with Matthew Richman, our Senior Vice President - Corporate Development (and former Chief Financial Officer and Chief Operating Officer). The employment agreement with

Mr. Richman contains the following provisions: annual base salary of $160,000; annual bonus of up to fifty percent (50%) of the base salary, subject to increase at the discretion of the Board of Directors; a term of one year with automatic renewal; additional life insurance for Mr. Richman paid by us with a benefit equal to three times the annual base salary; and severance provisions for the payment of one-year of annual salary and benefits in the event of a change in control or the termination of the employee's employment for any reason other than for cause.

          On December 21, 2004, we entered into an at-will employment agreement with Paul McKnight, our Chief Financial Officer. Mr. McKnight's employment agreement contains the following provisions: annual base salary of $210,000, subject to increase at the discretion of the compensation committee of our board of directors, and an annual performance-based bonus of up to $75,000, as determined by our Chief Executive Officer; termination of the agreement by Mr. McKnight upon 30 days prior written notice and by us, with or without cause, upon written notice to Mr. McKnight. Mr. McKnight will be entitled to receive his full salary and group health plan benefits for 12 months following termination if he is terminated without cause (as defined).

          On December 21, 2004, we entered into an at-will employment agreement with Walter Hinton, our Chief Technology Officer. Mr. Hinton's employment agreement contains the following provisions: annual base salary of $225,000, subject to increase at the discretion of the compensation committee of our board of directors, and an annual performance-based bonus of up to $75,000, as determined by our Chief Executive Officer, termination of the agreement by Mr. Hinton upon 30 days prior written notice and by us, with or without cause, upon written notice to Mr. Hinton. Mr. Hinton will be entitled to receive his full salary and group health plan benefits for 12 months following termination if he is terminated without cause (as defined).


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The information relating to the aggregated option exercises and fiscal year-end option value for the Named Executive Officers found in Part II, Item 5 of this report is hereby incorporated by reference.

          The following table sets forth information as of March 22, 2005 regarding beneficial stock ownership of (i) all persons known to us to be beneficial owners of more than five percent (5%) of our outstanding common stock and Series A preferred stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated:

                                                                              Number of Shares        Percent of
                                                                                Beneficially         Outstanding
                   Name                         Title of Class                    Owned(1)           Shares(2)(3)
                   ----                         --------------                --------------         ------------
5% BENEFICIAL OWNERS
Great Hill Equity Partners LP              Common Stock                          37,326,115             27.7%(4)
One Liberty Square                         Series A Preferred Stock                 843,170             34.2%
Boston, MA  02109

Tudor Investment Corporation               Common Stock                          26,845,466             19.4%(5)
1275 King Street                           Series A Preferred Stock               1,004,405             40.7%
Greenwich, CT 06831

J.P. Morgan Direct Venture Capital         Common Stock                          23,307,959             18.0%(6)
  Institutional Investors, LLC             Series A Preferred Stock                 602,775             24.4%
522 Fifth Avenue
New York, NY  10036

Providence Equity Partners III, LP         Common Stock                           6,190,309              5.2%(7)
50 Kennedy Plaza
Providence, RI  02903

Alfred N. Curmi                            Common Stock                          11,355,799              9.6%(8)
910 Seasage Drive
Delray Beach, Florida 33483


DIRECTORS AND NAMED EXECUTIVE OFFICERS

Christopher S. Gaffney                     Common Stock                          37,326,115             27.7%(4)
One Liberty Square                         Series A Preferred Stock                 843,170             34.2%
Boston, MA  02109

Thomas P. Sweeney III                      Common Stock                           7,064,200              5.8%(9)
1140 Pearl Street                          Series A Preferred Stock                  16,588                *
Boulder, CO  80302

Michael Knaisch                            Common Stock                           1,998,143              1.7%
1140 Pearl Street
Boulder, CO  80302

Matthew Richman                            Common Stock                           1,525,143              1.3%(11)
1140 Pearl Street
Boulder, CO  80302

James Wolfinger                            Common Stock                             678,571                * (12)
1140 Pearl Street
Boulder, CO  80302

Walter Hinton                              Common Stock                             287,260                * (13)
1140 Pearl Street
Boulder, CO  80302

Paul McKnight                              Common Stock                             240,285                * (14)
1140 Pearl Street
Boulder, CO  80302

                                                                              Number of Shares        Percent of
                                                                                Beneficially         Outstanding
                   Name                         Title of Class                    Owned(1)           Shares(2)(3)
                   ----                         --------------                --------------         ------------
Patrick Whittingham                        Common Stock                              83,333                * (15)
12 Heron Drive
Old Tappan, NJ  07675

Carmen J. Scarpa                           --                                            --               --
50 Rowes Wharf, 6th Floor
Boston, MA  02110


ALL DIRECTORS AND EXECUTIVE                COMMON STOCK                          49,203,050             34.7%
OFFICERS AS A GROUP (9 PERSONS)            SERIES A PREFERRED STOCK                 859,758             34.9%


-------------------

*    Constitutes less than 1%

(1) For the purposes of this table, a person is deemed to have "beneficial ownership" of any shares of capital stock that such person has the right to acquire within 60 days of March 22, 2005.

(2) All percentages for common stock are calculated based upon a total of 117,677,534 shares outstanding as of March 22, 2005, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days after March 22, 2005.

(3) All percentages for Series A preferred stock are calculated based upon a total of 2,466,971 shares outstanding as of March 22, 2005.

(4) Represents 36,110,815 shares of common stock owned of record by Great Hill Equity Partners LP ("GHEP") (assuming conversion of 815,715 shares of Series A preferred stock into 16,314,297 shares of common stock) and 1,215,300 shares of common stock owned of record by Great Hill Investors, LLC ("GHI") (assuming conversion of 27,455 shares of Series A preferred stock into 549,091 shares of common stock). The foregoing numbers represent shares for which GHEP and GHI each has shared dispositive and voting power. Such shares may be deemed to be beneficially owned by Great Hill Partners GP, LLC ("GP"), the general partner of GHEP, Great Hill Partners, LLC ("GHP"), a manager of GP and Messrs. Christopher S. Gaffney, John G. Hayes and Stephen F. Gormley, the managers of GHI, GHP and GP. Share information is furnished in reliance on the Schedule 13D dated August 18, 2004 filed by the persons named herein with the Securities and Exchange Commission. The persons named herein have each specifically disclaimed that they are a member of a group for purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(5) Represents 24,161,509 shares of common stock owned of record by Tudor Ventures II LP ("Tudor") (assuming conversion of 903,994 shares of Series A preferred stock into 18,079,880 shares of common stock), 2,665,826 shares of common stock owned of record by The Raptor Global Portfolio Ltd. ("Raptor") (assuming conversion of 99,741 shares of Series A preferred stock into 1,994,820 shares of common stock), and 18,131 shares of common stock held by The Altar Rock Fund LP ("Altar") (assuming conversion of 670 shares of Series A preferred stock into 13,400 shares of common stock). The foregoing numbers represent shares for which Tudor, Raptor and Altar each has shared dispositive and voting power. Such shares may be deemed to be beneficially owned by Tudor Investment Corporation ("TIC"), the sole general partner of Altar and an investment advisor for Tudor and Raptor, and Paul Tudor Jones, II, the controlling shareholder of TIC. Tudor
     Ventures Group LP ("TV GP"), the general partner of Tudor, and Tudor Ventures Group LLC, the general partner of TV GP, may also be deemed to be beneficial owners of the shares held by Tudor. Share information is furnished in reliance on the Schedule 13D dated August 18, 2004 filed by the persons named herein with the Securities and Exchange Commission. The persons named herein have each specifically disclaimed that they are a member of a group for purposes of Section 13(d) or 13(g) of the Exchange Act.

(6) Represents 19,245,798 shares of common stock owned of record by JP Morgan Direct Venture Capital Institutional Investors LLC ("JPM Institutional") (assuming conversion of 497,532 shares of Series A preferred stock into 9,950,633 shares of common stock), 3,115,135 shares of common stock owned of record by JP Morgan Direct Venture Private Investors LLC ("JPM Private") (assuming conversion of 81,136 shares of Series A preferred stock into 1,622,729 shares of common stock), and 947,026 shares of common stock owned of record by 522 Fifth Avenue Fund, LP ("522 Fund") (assuming conversion of 24,107 shares of Series A preferred stock into 482,136 shares of common stock). The foregoing numbers represent shares for which JPM Institutional, JPM Private and 522 Fund each has shared dispositive and voting power. The shares held by JPM Institutional may be deemed to be beneficially owned by JPMorgan Chase Bank ("JPMCB"), its investment advisor, and JPMorgan Chase & Co., the parent of JPMCB. The shares held by JPM Private may be deemed to be beneficially owned by J.P. Morgan Investment Management Inc. ("JPMIM"), its investment advisor. The shares held by 522 Fund may be deemed to be beneficially owned by 522 Fifth Avenue Corp. ("522 Corp."), its general partner, JPMIM, its investment advisor and the sole stockholder of 522 Corp., J.P. Morgan Fleming Asset Management Holdings Inc. ("Fleming"), the sole stockholder of JPMIM, and JPMCB, the sole stockholder of Fleming and the indirect parent of JPMIM. Share information is furnished in reliance on the Schedule 13D dated August 18, 2004 filed by the persons named herein with the Securities and Exchange Commission. The persons named herein have each specifically disclaimed that they are a member of a group for purposes of Section 13(d) or 13(g) of the Exchange Act.

(7) Represents 6,125,411 shares of common stock owned of record by Providence Equity Partners III L.P. ("PEP3") and 64,898 shares of common stock owned of record by Providence Equity Operating Partners III L.P. ("PEOP3"). The foregoing numbers represent shares for which PEP3 and PEOP3 each has sole dispositive and voting power. Such shares may be deemed to be beneficially owned by Providence Equity GP III L.P. ("PEGP3"), the sole general partner of each of PEP3 and PEOP3, Providence Equity Partners III LLC (the "LLC"), the sole general partner of PEGP3, and Jonathan M. Nelson, a 50% owner of LLC. Share information is furnished in reliance on the Schedule 13G dated August 18, 2004 filed by the persons named herein with the Securities and Exchange Commission. Each of PEGP3 and the LLC have specifically disclaimed beneficial ownership in the common stock beneficially owned by PEP3 and PEOP3, except to the extent of its pecuniary interest therein.

(8) Share information is furnished in reliance on the Schedule 13G dated March 2, 2005 filed by the person named herein with the Securities and Exchange Commission.

(9) Represents 1,224,420 shares of common stock owned of record by Equity Pier LLC, of which Mr. Sweeney is the founder and managing member, 3,324,696 shares issuable upon the exercise of presently exercisable warrants held by Equity Pier LLC, 1,418,370 shares of common stock owned of record by Mr.

     Sweeney, and 765,046 shares issuable upon the exercise of presently exercisable options held by Mr. Sweeney and assumes conversion of 16,588 shares of Series A preferred stock owned of record by Mr. Sweeney into 331,767 shares of common stock.

(10) Represents 648,143 shares of common stock owned of record by Mr. Knaisch and 1,350,000 shares of common stock issuable upon the exercise of presently exercisable options held by Mr. Knaisch.

(11) Represents 600,143 shares of common stock owned of record by Mr. Richman and 925,000 shares of common stock issuable upon the exercise of presently exercisable options held by Mr. Richman.

(12) Represents 595,238 shares owned of record by Mr. Wolfinger and 83,333 shares of common stock issuable upon the exercise of presently exercisable options held by Mr. Wolfinger.


(13) Represents 119,048 shares of common stock owned of record by Mr. Hinton and 168,212 shares issuable upon the exercise of presently exercisable options held by Mr. Hinton.

(14) Represents 1,344 shares of common stock owned of record by Mr. McKnight, 1,000 shares of common stock owned by Mr. McKnight's spouse and 237,941 shares issuable upon the exercise of presently exercisable options held by Mr. McKnight. Mr. McKnight is a member of Equity Pier LLC and disclaims beneficial ownership of the shares of common stock beneficially owned by such entity.

(15) Represents shares of common stock issuable upon the exercise of presently exercisable options held by Mr. Whittingham.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2003, MSI purchased one of our 8% convertible notes having a principal amount of $250,000 in our private placement of convertible notes. During 2004, that note was converted into shares of common stock and outstanding interest of $19,167 was cancelled upon the consummation of the Acquisition. At the time of the sale of the note, Thomas P. Sweeney III, our Chairman of the Board and Chief Executive Officer, was the President and a director of MSI.

     During 2003 and 2004, MSI provided services to us in human resources, finance and technology support in exchange for service fees. Service fees outstanding at the time of the Acquisition of $180,516 were cancelled upon consummation of the Acquisition.

          Thomas P. Sweeney III, our Chairman and Chief Executive Officer, is the founder and Managing Partner of Equity Pier LLC ("Equity Pier"), a beneficial owner of 5.8% of our outstanding common stock. During 2004 and 2003, we incurred liabilities to Equity Pier totaling approximately $6,866 and $16,000, respectively, primarily related the reimbursement of airplane usage, travel and business expenses incurred by Mr. Sweeney and those incurred by our executives. We also leased office space from Equity Pier in 2004 and 2003. Total costs incurred under the leasing arrangement and associated expenses (utilities, supplies and insurances) amounted to approximately $130,252 and $18,000, respectively. We paid consulting fees and other reimbursable expenses to the members of Equity Pier during 2004 and 2003 in the amount of $32,183 and $0, respectively. At December 31, 2004 and 2003, we owed Equity Pier approximately $470 and $0, respectively. On a pro forma basis, as though we had owned MSI since January 1, 2004 through December 31, 2004, liabilities incurred to Equity Pier were $100,571 for reimbursement of airplane usage, $250,347 for leasing arrangements and associated expenses (utilities, supplies and insurances) and $32,183 for consulting fees and other reimbursable expenses to the members of Equity Pier.

     During 2004, Patrick Whittingham, a director on our Board of Directors, had a consulting agreement with us. During 2004, we paid Mr. Whittingham $18,711 in consulting fees and expenses.

     In August 2004, we acquired all of the outstanding capital stock of MSI. At the time of the acquisition, Thomas P. Sweeney III, our Chairman of the Board and Chief Executive Officer, was the President and Chief Executive Officer of MSI and Paul McKnight, our Chief Financial Officer and a director, was the Chief Financial Officer of MSI. In addition, immediately prior to the acquisition, MSI was the beneficial owner of approximately 19% of the outstanding shares of our common stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)(1) FINANCIAL STATEMENTS:

                                                                            Page
Report of Independent Registered Public Accounting Firm -
GHP Horwath, P.C .........................................................  F-1

Report of Independent Registered Public Accounting Firm - KPMG LLP .......  F-2

Consolidated Balance Sheet as of December 31, 2004 .......................  F-3

Consolidated Statements of Operations for the years ended
December 31, 2004 and 2003 ...............................................  F-4

Consolidated Statements of Mandatorily Redeemable Preferred Stock for the
years ended December 31, 2004 and 2003 ...................................  F-5

Consolidated Statements of Shareholders' Deficit and Comprehensive Loss
for the years ended December 31, 2004 and 2003 ...........................  F-7

Consolidated Statements of Cash Flows for the years ended
December 31, 2004 and 2003 ...............................................  F-9

Notes to Consolidated Financial Statements ...............................  F-11


          (A)(2) EXHIBITS:

          (a) Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

2.1 Stock Purchase Agreement, dated as of March 29, 2005, by and among our company, Incentra Merger Corp., Barry R. Andersen and Gary L. Henderson (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on March 30, 2005).


3.1       Articles of Incorporation  dated as of April 10, 1995 (incorporated by
          reference   to  the  exhibit  of  the  same  number   filed  with  our
          Registration Statement on Form SB-2, filed on November 13, 1996).

3.2 Certificate of Amendment to the Articles of Incorporation dated as of August 22, 1996 (incorporated by reference to the exhibit of the same number filed with our Registration Statement on Form SB-2, filed on November 13, 1996).

3.3 Certificate of Amendment to Articles of Incorporation dated as of March 12, 1998 (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed on March 27, 1998).

3.4 Certificate of Amendment to Articles of Incorporation dated as of April 12, 2000 (incorporated by reference to the exhibit of the same number filed with our Annual Report on Form 10-KSB for the period ended December 31, 2000, filed on April 2, 2001).

3.5 Certificate of Amendment to Articles of Incorporation dated as of May 1, 2000 (incorporated by reference to Exhibit 2 filed with our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, filed on August 15, 2000).

3.6 Certificate of Amendment to Articles of Incorporation dated as of May 25, 2004 (incorporated by reference to the Exhibit of the same number with Amendment Number 1 to our Registration Statement on Form SB-2, filed on July 15, 2004).

3.7 Certificate of Amendment to Articles of Incorporation dated as of October 18, 2004 (incorporated by reference to Exhibit A to the Definitive Schedule 14C Information Statement, filed on October 14,
          2004).

3.8 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of our company (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed on August 20, 2004).

3.9       By-Laws  of the  Company  dated  as of May 8,  1995  (incorporated  by
          reference   to  the  Exhibit  of  the  same  number   filed  with  our
          Registration Statement on Form SB-2, filed on November 13, 1996).

10.1 2000 Equity Incentive Plan dated as of May 2, 2000 (incorporated by reference to exhibit 10.9 filed with our Annual Report on Form 10-KSB for the period ended December 31, 2000, filed on April 2, 2001).

10.2 Employee Bonus Plan dated as of March 20, 2001 (incorporated by reference to Exhibit 10.10 filed with our Annual Report on Form 10-KSB for the period ended December 31, 2000, filed on April 2, 2001).

10.3 Registration Rights Agreement dated as of October 10, 2000 between us and Equity Pier LLC (incorporated by reference to Exhibit 10.11 filed with our Annual Report Form 10-KSB for the period ended December 31, 2000, filed on April 2, 2001).

10.4 Employment Agreement dated as of June 1, 2003 between our company and Matthew Richman (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-QSB for the period ended June 30, 2003, filed on September 2, 2003).

10.5 Securities Purchase Agreement, dated as of May 13, 2004, by and between our company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-QSB for the period ended March 31, 2004, filed on May 17, 2004).

10.6 Secured Convertible Term Note, dated as of May 13, 2004, made by our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-QSB for the period ended March 31, 2004, filed on May 17, 2004).

10.7 Master Security Agreement, dated May 13, 2004, by and between our company and Laurus Master Fund, Ltd. (incorporated by reference to

          Exhibit 10.3 filed with our Quarterly Report on Form 10-QSB for the period ended March 31, 2004, filed on May 17, 2004).

10.8 Registration Rights Agreement, dated as of May 13, 2004, by and between our company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-QSB for the period ended March 31, 2004, filed on May 17, 2004).

10.9 Common Stock Purchase Warrant, dated May 13, 2004, issued by our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 filed with our Quarterly Report on Form 10-QSB for the period ended March 31, 2004, filed on May 17, 2004).

10.10 Registration Rights Agreement dated as of August 18, 2004 by and among our company and the other signatory parties thereto (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.11 Registration Rights Agreement dated as of August 18, 2004 by and among our company and the other signatory parties thereto (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.12 Lock Up and Voting Agreement dated as of August 18, 2004 by and among our company, Thomas P. Sweeney III, Equity Pier, LLC and the other signatory parties thereto (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.13 Lock Up and Voting Agreement dated as of August 18, 2004 by and among our company and the other signatory parties thereto (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.14 Director Indemnification Agreement dated as of August 18, 2004 by and between our company and Thomas P. Sweeney III (incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.15 Director Indemnification Agreement dated as of August 18, 2004 by and between our company and Paul McKnight (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.16 Director Indemnification Agreement dated as of August 18, 2004 by and between our company and James Wolfinger (incorporated by reference to Exhibit 10.7 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.17 Director Indemnification Agreement dated as of August 18, 2004 by and between our company and Patrick Whittingham (incorporated by reference to Exhibit 10.8 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.18 Director Indemnification Agreement dated as of August 18, 2004 by and between our company and Carmen J. Scarpa (incorporated by reference to Exhibit 10.9 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.19 Director Indemnification Agreement dated as of August 18, 2004 by and between our company and Christopher S. Gaffney (incorporated by reference to Exhibit 10.10 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.20 Employment Agreement dated as of August 18, 2004 by and between our company and Thomas P. Sweeney III (incorporated by reference to Exhibit 10.11 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.21 Stock Pledge Agreement dated as of August 18, 2004 by and between our company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-QSB for the period ended September 30, 2004, filed on December 10, 2004).

10.22     Subsidiary   Guaranty  dated  as  of  August  18,  2004,  executed  by
          ManagedStorage  International,  Inc.  (incorporated  by  reference  to
          Exhibit 10.2 filed with our Quarterly Report on Form 10-QSB for the period ended September 30, 2004, filed on December 10, 2004)

10.23 Joinder in the Master Security Agreement dated as of August 18, 2004, executed by our company and ManagedStorage International, Inc. (incorporated by reference to Exhibit 10.3 filed with our Quarterly Report on Form 10-QSB for the period ended September 30, 2004, filed on December 10, 2004).

10.24 Employment Agreement dated as of December 21, 2004 by and between our company and Paul McKnight (incorporated by reference to Exhibit 10.11 filed with our Current Report on Form 8-K filed on December 22, 2004).

10.25 Employment Agreement dated as of December 21, 2004 by and between our company and Walter Hinton (incorporated by reference to Exhibit 10.11 filed with our Current Report on Form 8-K filed on December 22, 2004).

10.26 Amendment and Waiver, dated as of October 25, 2004, our company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K filed on October 29, 2004).

10.27 Common Stock Purchase Warrant, dated October 25, 2004, issued by our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K filed on October 29, 2004).

10.28 Employment Agreement dated as of December 6, 2004 between our company and Michael Knaisch.

10.29 Office Lease, dated as of March 15, 2002, by and between W9/MTN Real Estate Limited Partnership and ManagedStorage International, Inc.

10.30 First Amendment to Office Lease, dated as of June 30, 2002, by and between W9/MTN Real Estate Limited Partnership and ManagedStorage International, Inc.

10.31 2000 Stock Option and Grant Plan of ManagedStorage International, Inc., as amended.

10.32 $2,500,000 Convertible Promissory Note, dated as of February 18, 2005, by our company in favor of Alfred Curmi (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.33 Registration Rights Agreement, dated as of February 18, 2005, by and between our company and Alfred Curmi (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.34 Employment Agreement, dated as of February 18, 2005, by and between STAR Solutions of Delaware, Inc. and Elaine Bellock (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.35 Consulting Agreement, dated as of February 18, 2005, by and between our company and FGBB, Inc. (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.36 Credit Agreement, dated as of February 18, 2005, by and between STAR Solutions of Delaware, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.37 Revolving Line of Credit Note, dated as of February 18, 2005, by STAR Solutions of Delaware, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.38 Continuing Guaranty, dated as of February 18, 2005, by our company in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit
          10.7 filed with our Current  Report on Form 8-K filed on February  23,
          2005).

10.39 Continuing Security Agreement, dated as of February 18, 2005, by STAR Solutions of Delaware, Inc. in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.8 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.40 Security Agreement, dated as of February 18, 2005, by STAR Solutions of Delaware, Inc. in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.9 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.41 Amendment and Waiver, dated as of February 17, 2005, by and between our company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.10 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.42 Common Stock Purchase Warrant, dated as of February 17, 2005, issued by our company to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.11 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.43 Waiver and Subordination Agreement, dated as of February 17, 2005, by and among our company, Laurus Master Fund Ltd. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.12 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.44 Standstill Agreement, dated as of February 18, 2005, by and among our company, Laurus Master Fund Ltd. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.13 filed with our Current Report on Form 8-K/A filed on February 25, 2005).

10.45 Registration Rights Agreement, dated as of March 29, 2005, by and among our company, Barry R. Andersen and Gary L. Henderson (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on April 4, 2005).

10.46 Employment Agreement, dated as of March 29, 2005, by and between PWI Technologies, Inc. and Barry R. Andersen (incorporated by reference to
          Exhibit 10.2 filed with our Current Report on Form 8-K filed on April 4, 2005).

10.47 Registration Rights Agreement, dated as of March 30, 2005 by and between Incentra Solutions, Inc. and MRA Systems, Inc. (d/b/a GE Access) (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on April 4, 2005).

10.48 First Amendment to Credit Agreement, dated as of March 29, 2005, by and between STAR Solutions of Delaware, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on April 4, 2005).

10.49 Continuing Security Agreement, dated as of March 29, 2005, by PWI Technologies, Inc. in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on April 4, 2005).

10.50 Security Agreement, dated as of March 29, 2005, by PWI Technologies, Inc. in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K filed on April 4, 2005).

10.51 Waiver and Subordination Agreement, dated as of March 23, 2005, by and between Incentra Solutions, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.7 filed with our Current Report on Form 8-K filed on April 4, 2005).

10.52 Standstill Agreement, dated as of March 23, 2005, by and among Incentra Solutions, Inc., Laurus Master Fund, Ltd. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.8 filed with our Current Report on Form 8-K filed on April 4, 2005).

23.1 Consent of GHP Horwath, P.C., independent registered public accounting firm.

23.2      Consent of KPMG LLP, independent registered public accounting firm.

31.1 Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

          We filed the following current reports on Form 8-K during our fourth fiscal quarter of 2004.

          We filed a Current Report on Form 8-K dated October 15, 2004 announcing the resignation of Matthew Richman and the appointment of Paul McKnight as our Chief Financial Officer.

          We filed a Current Report on Form 8-K dated October 29, 2004 announcing (i) the amendment of certain of the Laurus loan documents and certain waivers by Laurus under such documents; (ii) an amendment to our Articles of Incorporation (A) changing our name from "Front Porch Digital Inc." to "Incentra Solutions, Inc." and (B) increasing the number of authorized shares of our common stock that we may issue from 150,000,000 shares to 200,000,000 shares; and (iii) the issuance of a press release announcing (A) the amendment to the Laurus loan documents, (B) our name change, (C) a change in the CUSIP number for our common stock and (D) a change in the ticker symbol under which our common stock is traded under on NASDAQ's "Over-the-Counter" Bulletin Board.

          We filed a Current Report on Form 8-K dated November 9, 2004 announcing the dismissal of J.H. Cohn LLP as our independent accountants and the engagement of GHP Horwath, P.C. as our new independent registered public accounting firm.

          We filed a Current Report on Form 8-K dated November 17, 2004 announcing our preliminary financial results for the third quarter of 2004.

          We filed a Current Report on Form 8-K dated November 23, 2004 announcing (i) our financial results for the third quarter of 2004 and (ii) the results of our 2004 annual stockholder meeting.

          We filed a Current Report on Form 8-K dated November 24, 2004 releasing the transcript of an investor conference call on which our financial results for the third quarter of 2004 was discussed.

          We filed a Current Report on Form 8-K dated December 22, 2004 announcing that we had entered into employment agreements with Paul McKnight and Walter Hinton, our Chief Financial Officer and Chief Technical Officer, respectively.

          We filed a Current Report on Form 8-K dated December 23, 2004 announcing the resignation of KPMG LLP (the former independent registered public accounting firm of ManagedStorage International, Inc.) as our independent accountants effective upon the issuance of their report on MSI's December 31, 2003 financial statements (which occurred on January 6, 2005) and reiterated the engagement of GHP Horwath, P.C. as our new independent accountants (as previously announced in a Current Report on Form 8-K filed on November 9, 2004).


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

          The firm of GHP Horwath, P.C. has served as our independent registered public accounting firm since November 9, 2004. The firm of J.H. Cohn LLP served as our independent registered public accounting firm from October 24, 2003 through November 8, 2004. The firm of Ernst & Young LLP served as our independent public accountants through October 23, 2003.

          The aggregate fees billed and to be billed by the accounting firms for the audit of our 2004 financial statements included in our annual report on Form 10-KSB and for the reviews of our financial statements included in our quarterly reports on Form 10-QSB for our fiscal year ended December 31, 2004 are approximately $100,000 by GHP Horwath, P.C. and $23,000 by J.H. Cohn LLP.

          For the year ended December 31, 2003, the aggregate fees billed by J.H. Cohn LLP and Ernst & Young LLP were $112,000 and $18,000, respectively.

          For MSI, our acquirer for accounting purposes, the firm of KPMG LLP served as our independent registered public accounting firm through January 6, 2005. For the fiscal year ended December 31, 2003, fees billed by KPMG LLP for the 2003 MSI audit totaled $51,198.

AUDIT-RELATED FEES

          The aggregate fees billed in each of fiscal 2004 and 2003 for assurance and related services by the accounting firms that are reasonably related to the audit or review of our financial statements and that were not covered in the Audit Fees disclosure above, was $72,706, ($23,811 by J.H. Cohn, $20,365 by Ernst & Young LLP and $28,530 by KPMG LLP) and $8,200 ($3,800 by J.H. Cohn and $4,400 by Ernst & Young LLP), respectively.

TAX FEES

          The aggregate fees billed in each of fiscal 2004 and 2003 for professional services rendered by J.H. Cohn for tax compliance, tax advice or tax planning was $72,655 and $0, respectively. For MSI, aggregate fees billed for professional services rendered by Amann, DeLau and & Associates, LLC for tax compliance, tax advice or tax planning was $43,325 and $58,521, respectively.

ALL OTHER FEES

          There were no fees billed in fiscal 2004 or 2003 for professional services rendered by the accounting firms except as disclosed above.

BOARD OF DIRECTORS PRE-APPROVAL

          Our Board of Directors reviews and approves audit and non-audit services performed by our authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services. All of the services provided and fees charged by the authorized independent public accountants in 2004 and 2003 were approved by our Board of Directors.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 6, 2005                            Incentra Solutions, Inc.
                                                By: /s/ Thomas P. Sweeney III
                                                ------------------------------
                                                Thomas P. Sweeney III
                                                Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date                            Title

/s/ Thomas P. Sweeney III                 Chief Executive Officer and Director
----------------------------------         (principal executive officer)
Thomas P. Sweeney III
April 6, 2005


/s/ Paul McKnight                         Chief Financial Officer and Director
----------------------------------         (principal financial
Paul McKnight                                and accounting officer)
April 6, 2005


/s/ James Wolfinger                       Director
----------------------------------
James Wolfinger
April 6, 2005


/s/ Patrick Whittingham                   Director
----------------------------------
Patrick Whittingham
April 6, 2005



/s/ Carmen J. Scarpa                      Director
----------------------------------
Carmen J. Scarpa
April 6, 2005



/s/ Christopher S. Gaffney                Director
----------------------------------
Christopher S. Gaffney
April 6, 2005

                            INCENTRA SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                     Years Ended December 31, 2004 and 2003



                                TABLE OF CONTENTS




                                                                            PAGE

Report of Independent Registered Public Accounting Firm -
GHP Horwath, P.C. ........................................................  F-1

Report of Independent Registered Public Accounting Firm - KPMG LLP .......  F-2

Consolidated Balance Sheet as of December 31, 2004 .......................  F-3

Consolidated Statements of Operations for the years ended
December 31, 2004 and 2003 ...............................................  F-4

Consolidated Statements of Mandatorily Redeemable Preferred Stock
for the years ended December 31, 2004 and 2003 ...........................  F-5

Consolidated Statements of Shareholders' Deficit and Comprehensive Loss
for the years ended December 31, 2004 and 2003 ...........................  F-7

Consolidated Statements of Cash Flows for the years ended
December 31, 2004 and 2003 ...............................................  F-9

Notes to Consolidated Financial Statements ...............................  F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Incentra Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Incentra Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, mandatorily redeemable preferred stock, shareholders' deficit and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Incentra Solutions, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, on August 18, 2004, the Company acquired Managed Storage International, Inc. in a transaction recorded as a reverse merger.


/s/ GHP Horwath, P.C.
Denver, Colorado
March 4, 2005,
except for Notes 2 and 17 item (D),
as to which the date
is April 5, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Incentra Solutions, Inc.:

We have audited the accompanying consolidated statements of operations, mandatorily redeemable preferred stock, shareholders' deficit and comprehensive loss, and cash flows of ManagedStorage International, Inc. and subsidiaries for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of ManagedStorage International, Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

On August 18, 2004, ManagedStorage International, Inc. was acquired by Front Porch Digital, Inc., now known as Incentra Solutions, Inc., in a transaction accounted for as a reverse merger whereby ManagedStorage International, Inc. was the acquirer for accounting purposes.


                                  /s/ KPMG LLP


Denver, Colorado
October 29, 2004
except for Note 2,
as to which the date
is April 5, 2005

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


ASSETS
Current assets:
  Cash and cash equivalents                                       $   3,068,458
  Accounts receivable, net of allowance for doubtful
  accounts of $274,879                                                3,740,554
  Other current assets                                                  645,637
                                                                  -------------
Total current assets                                                  7,454,649
                                                                  -------------

Property and equipment, net                                           2,452,817
Capitalized software development costs, net                           1,188,885
Intangible assets, net                                               16,537,060
Other assets                                                          1,043,634
                                                                  -------------
                                                                     21,222,396
                                                                  -------------
TOTAL ASSETS                                                      $  28,677,045
                                                                  =============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current portion of note payable, capital leases and other
  long-term obligations                                           $   1,738,516
  Accounts payable                                                    1,374,953
  Accrued expenses                                                    3,058,806
  Current portion of deferred revenue                                 1,185,736
                                                                  -------------
Total current liabilities                                             7,358,011

Note payable, capital leases and other long-term obligations,
net of current portion                                                2,266,970
Derivative warrant liability                                          1,925,534
Deferred revenue, net of current portion                                149,204
                                                                  -------------
TOTAL LIABILITIES                                                    11,699,719
                                                                  -------------

Commitments and contingencies

Series A convertible redeemable preferred stock, $.001
par value, $31,500,000 liquidation preference, 2,500,000 shares
authorized, 2,466,971 shares issued and outstanding                  22,000,767
                                                                  -------------

Shareholders' deficit:
  Preferred stock, nonvoting, $.001 par value, 2,500,000 shares              --
  authorized, none issued or outstanding
  Common stock, $.001 par value, 200,000,000 shares authorized,
  106,493,617 shares issued,
  105,059,979 shares outstanding, 1,433,639 shares in treasury          105,060
  Additional paid-in capital                                        113,271,091
  Accumulated other comprehensive income                                 19,184
  Accumulated deficit                                              (118,418,776)
                                                                  -------------
TOTAL SHAREHOLDERS' DEFICIT                                          (5,023,441)
                                                                  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $  28,677,045
                                                                  =============


          See accompanying notes to consolidated financial statements.

                       INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEARS ENDED DECEMBER 31,
                                                       2004            2003
                                                   ------------    ------------

Revenues:
  Products                                         $  5,155,101    $         --
  Services                                            8,129,569       9,810,741
                                                   ------------    ------------
TOTAL REVENUE                                        13,284,670       9,810,741
                                                   ------------    ------------

Cost of revenue:
  Products                                            1,479,580              --
  Services                                            5,820,755       6,951,781
                                                   ------------    ------------
Total cost of revenue                                 7,300,335       6,951,781
                                                   ------------    ------------
GROSS MARGIN                                          5,984,335       2,858,960
                                                   ------------    ------------

Selling, general and administrative                  10,262,730       9,361,089
Acquisition costs                                     1,275,189              --
Amortization                                          1,776,473         928,851
Depreciation                                            183,057         363,099
Impairment of goodwill                                  198,280         692,098
                                                   ------------    ------------
                                                     13,695,729      11,345,137
                                                   ------------    ------------
LOSS FROM OPERATIONS                                 (7,711,394)     (8,486,177)
                                                   ------------    ------------

Other income (expense):
  Interest income                                        22,096          39,167
  Interest expense                                   (2,428,643)     (2,225,443)
  Other income (expense)                                382,989        (327,468)
  Foreign currency transaction (loss) gain             (303,342)          8,550
                                                   ------------    ------------
                                                     (2,326,900)     (2,505,194)
                                                   ------------    ------------

LOSS BEFORE INCOME TAX                              (10,038,294)    (10,991,371)
Income tax expense                                     (400,000)             --
                                                   ------------    ------------
NET LOSS                                            (10,438,294)    (10,991,371)
                                                   ------------    ------------

Deemed dividends on redeemable preferred stock         (348,493)     (1,647,669)
Accretion of redeemable preferred stock to
redemption amount                                      (990,826)        (96,236)
                                                   ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS         $(11,777,613)   $(12,735,276)
                                                   ============    ============

Weighted average number of common shares
  outstanding - basic and diluted                    51,027,329      18,945,516
                                                   ============    ============

Basic and diluted net loss per share applicable
to common shareholders                             $      (0.23)   $      (0.67)
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                                           INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
                               Consolidated Statements of Mandatorily Redeemable Preferred Stock
                                            Years ended December 31, 2004 and 2003


                                                                    "NEW" SERIES PREFERRED
                                         -------------------------------------------------------------------------
                                            MSI SERIES A         MSI SERIES B           MSI SERIES C
                                             REDEEMABLE           CONVERTIBLE             REDEEMABLE
                                           PREFERRED STOCK       PREFERRED STOCK       PREFERRED STOCK
                                         -------------------   --------------------  -------------------------
                                         SHARES     AMOUNT     SHARES      AMOUNT     SHARES         AMOUNT         TOTAL
                                         ------   ----------   -------   ----------  ----------    ----------    ------------
Balance at December 31, 2002             50,000   $5,000,000   650,000   $7,955,122                               $ 12,955,122
Issuance of mandatorily redeemable
  Series C preferred stock for cash of
  $12,858,817 and the conversion of
  $4,760,000 of principal amount and
  payable $85,811 of related interest
  of notes payable                           --           --        --           --      22,104   $ 17,704,628      17,704,628
Series C offering costs                      --           --        --           --          --       (626,113)       (626,113)
Issuance of mandatorily redeemable
  Series C preferred stock in
  asset acquisition                          --           --        --           --         333         33,283          33,283
Repurchase of mandatorily redeemable
  Series C preferred stock                   --           --        --           --        (333)       (33,283)        (33,283)
Estimated fair value of warrants to
  purchase Class A common stock and
  Series C redeemable preferred stock
  issued in exchange for services
  rendered in the Series C offering          --           --        --           --          --       (126,637)       (126,637)
Accretion of mandatorily redeemable
  preferred stock to redemption amount       --           --        --       31,889          --         64,347          96,236
Accrual of dividends on redeemable
  preferred stock                            --           --        --      600,000          --      1,047,669       1,647,669
Reclassification of mandatorily
  redeemable Series C preferred stock
  to liabilities upon adoption of
  SFAS No. 150 effective July 1, 2003        --           --        --           --     (22,104)   (18,063,894)    (18,063,894)
                                         ------   ----------   -------   ----------  ----------   ------------    ------------
Balance at December 31, 2003             50,000   $5,000,000   650,000   $8,587,011          --   $         --    $ 13,587,011
                                         ======   ==========   =======   ==========  ==========   ============    ============

(Continued)

                                           INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
                         Consolidated Statements of Mandatorily Redeemable Preferred Stock (continued)
                                            Years ended December 31, 2004 and 2003


                              -----------------------------------------------------------------------------------
                                MSI SERIES A REDEEMABLE     MSI SERIES B CONVERTIBLE    FPDI SERIES A CONVERTIBLE
                                    PREFERRED STOCK             PREFERRED STOCK              PREFERRED STOCK
                              --------------------------    ------------------------    -------------------------
                                SHARES         AMOUNT         SHARES       AMOUNT         SHARES       AMOUNT           TOTAL
                              ----------    ------------    ---------    -----------    ----------   ------------   -------------
Balance at December
  31, 2003                        50,000    $  5,000,000      650,000    $ 8,587,011            --            --     $13,587,011
Exchange of MSI Series A
  redeemable preferred stock
  for common stock of
  FPDI  in merger                (50,000)     (5,000,000)          --             --            --            --      (5,000,000)
Deemed dividends on MSI
  redeemable preferred stock          --              --           --        348,493            --            --         348,493
Accretion of MSI mandatorily
  redeemable preferred stock
  to redemption amount                --              --           --         19,793            --            --          19,793
Exchange of MSI Series B
  convertible preferred stock
  for common stock of
  FPDI in merger                      --              --     (650,000)    (8,955,297)           --            --      (8,955,297)
Issuance of FPDI Series A
  convertible preferred stock
  due to merger                       --              --           --             --     2,466,971   $21,029,734      21,029,734
Accretion of FPDI convertible
  preferred stock to
  redemption amount                   --              --           --             --            --       971,033         971,033
                              ----------    ------------    ---------    -----------    ----------   -----------     -----------
Balance at December 31, 2004          --    $         --           --    $        --     2,466,971   $22,000,767     $22,000,767
                              ==========    ============    =========    ===========    ==========   ===========     ===========


          See accompanying notes to consolidated financial statements.

                                           INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
                            Consolidated Statements of Shareholders' Deficit and Comprehensive Loss
                                            Years ended December 31, 2004 and 2003


                                                                 SERIES C
                                                      CLASS A  REDEEMABLE
                                   COMMON STOCK        COMMON   PREFERRED                ADDITIONAL
                              ----------------------    STOCK     STOCK      DEFERRED      PAID-IN      ACCUMULATED
                                SHARES       AMOUNT   WARRANTS  WARRANTS   COMPENSATION    CAPITAL        DEFICIT         TOTAL
                              -----------   --------  -------- ----------- ------------  -----------   -------------   ------------
Balance at December 31, 2002       63,174   $     63        --        --            --   $81,082,544   $ (96,989,111)  $(15,906,504)
Accretion of mandatorily
  redeemable preferred stock           --         --        --        --            --       (96,235)             --        (96,235)
Dividends on redeemable
  preferred stock                      --         --        --        --            --    (1,647,669)             --     (1,647,669)
Issuance of Class A common
  stock for cash of $3,214,704
  and the conversion of
  $1,190,000 of principal
  amount and $21,453 of
  related interest of notes
  payable                      16,681,772     16,682        --        --            --     4,409,475              --      4,426,157
Issuance of Class A common
  stock to induce conversion
  of notes payable in the
  Series C redeemable
  preferred and Class A
  common stock financing        2,710,597      2,711        --        --            --       874,789              --        877,500
Class A common stock offering
  costs                                --         --        --        --            --      (156,528)             --       (156,528)
Issuance of restricted Class A
  common stock for cash            28,945         29        --        --            --           440              --            469
Exercise of stock options          15,392         15        --        --            --           725              --            740
Repurchase of nonvested
  restricted Class A
  common stock                     (1,606)        (2)       --        --            --             1              --             (1)
Estimated fair value of
  warrants issued to purchase
  Series C mandatorily
  redeemable preferred stock
  in exchange for the
  equipment lease facility             --         --        --  $ 22,927            --            --              --         22,927
Estimated fair value of
  warrants issued to purchase
  Class A common stock and
  Series C mandatorily
  redeemable preferred stock
  in exchange for services in
  the Series C financing               --         --   $65,571    92,725            --       (31,659)             --        126,637
Deferred compensation related
  to grants of options to
  employees to purchase
  common stock                         --         --        --        --     $(670,558)      670,558              --             --
Amortization of deferred
  compensation                         --         --        --        --       308,418            --              --        308,418
Net loss before amounts
  allocable to common
  shareholders                         --         --        --        --            --            --     (10,991,371)   (10,991,371)
                              -----------   --------   -------  --------     ---------   -----------   -------------   ------------
Balance at December 31, 2003   19,498,274   $ 19,498   $65,571  $115,652     $(362,140)  $85,106,441   $(107,980,482)  $(23,035,460)
                              ===========   ========   =======  ========     =========   ===========   =============   ============

                                  (continued)

                                             INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Shareholders' Deficit
                                                and Comprehensive Loss (Continued)
                                              Years ended December 31, 2004 and 2003


                                                             SERIES C                        ACCUMULATED
                                                  CLASS A   REDEEMABLE                          OTHER
                                 COMMON STOCK      COMMON   PREFERRED  DEFERRED    ADDITIONAL  COMPRE-
                            ---------------------   STOCK     STOCK    COMPEN-      PAID-IN    HENSIVE    ACCUMULATED
                               SHARES     AMOUNT  WARRANTS  WARRANTS    SATION      CAPITAL     INCOME      DEFICIT         TOTAL
                            -----------  --------  -------  --------  ---------  ------------  -------  -------------  ------------
Balance at
  December 31, 2003          19,498,274  $ 19,498  $65,571  $115,652  $(362,140) $ 85,106,441       --  $(107,980,482) $(23,035,460)
Accretion of MSI
  mandatorily redeemable
  preferred stock to
  redemption amount                  --        --       --        --         --       (19,793)      --             --       (19,793)
Accretion of FPDI
  mandatorily redeemable
  preferred stock to
  redemption amount                  --        --       --        --         --      (971,033)      --             --      (971,033)
Deemed dividends on MSI
  redeemable preferred
  stock                              --        --       --        --         --      (348,493)      --             --      (348,493)
Exercise of MSI stock
  options                        34,805        35       --        --         --         1,804       --             --         1,839
Repurchase of MSI
  common stock                  (72,839)      (73)      --        --         --        (4,703)      --             --        (4,776)
Cancellations of MSI
  stock options                      --        --       --        --     11,519       (11,519)      --             --            --
Transactions related to
  reverse acquisition of
  FPDI by MSI:
    MSI Series A preferred
      stock exchanged for
      common stock of FPDI   10,000,000    10,000       --        --         --     4,990,000       --             --     5,000,000
    MSI Series B preferred
      stock exchanged for
      common stock of FPDI   18,062,850    18,063       --        --         --     8,937,234       --             --     8,955,297
    Stock-based compensation
      incurred in connection
      with the merger                --        --       --        --         --       798,598       --             --       798,598
    Acquisition of FPDI by
      MSI, based on fair
      value of common
      stock, warrants and
      options                57,238,685    57,238       --        --         --    16,417,192       --             --    16,474,430
    Series C warrants of
      MSI exchanged for
      Series A stock
      warrants of FPDI               --        --       --  (115,652)        --       115,652       --             --            --
    Class A common stock
      warrants of MSI
      exchanged for common
      stock warrants of FPDI         --        --  (65,571)       --         --        65,571       --             --            --
    Reclassification of
      deferred compensation
      to additional paid-in
      capital due to merger          --        --       --        --    238,388      (238,388)      --             --            --
    Cancellation of MSI
      common stock exchanged
      for common stock
      of FPDI                        --        --       --        --         --         6,277       --             --         6,277
Amortization of deferred
  compensation and stock
  option expense                     --        --       --        --    112,233       280,446       --             --       392,679
FPDI common stock issued
  in lieu of interest
  payment                       293,651       294       --        --         --        12,206       --             --        12,500
Reclassification of
  derivative warrant
  to liability                       --        --       --        --         --    (1,836,534)      --             --    (1,836,534)
Exercise of FPDI stock
  options                         4,553         5       --        --         --           133       --             --           138
Acquisition costs                    --        --       --        --         --       (30,000)      --             --       (30,000)
Components of
  comprehensive loss:
  Net loss                           --        --       --        --         --            --       --    (10,438,294)  (10,438,294)
  Change in foreign currency
    translation adjustments                                                                   $19,184                        19,184
                                                                                                                       ------------
Total comprehensive loss                                                                                                (10,419,110)
                            -----------  --------  -------  --------  ---------  ------------  -------  -------------  ------------
Balance at
  December 31, 2004         105,059,979  $105,060       --        --         --  $113,271,091  $19,184  $(118,418,776) $ (5,023,441)
                            ===========  ========  =======  ========  =========  ============  =======  =============  ============

See accompanying notes to consolidated financial statements.

                            INCENTRA SOLUTIONS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                                    2004          2003
                                                                                                -----------    ----------
Cash flows from operating activities:
  Net loss                                                                                      $(10,438,294)  $(10,991,371)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                                   2,197,213      2,337,524
    Amortization of intangible assets                                                              1,776,473        928,851
    Amortization of non-cash loan discount                                                                --          1,274
    Stock-based compensation                                                                       1,191,277        308,418
    Interest expense paid with common stock                                                           12,500        877,500
    Non-cash interest expense                                                                        447,797         14,191
    Non-cash interest expense on Series C mandatorily redeemable preferred stock liability         1,703,332      1,262,508
    Share of losses of Front Porch Digital, Inc. and related impairment of goodwill                  198,280      1,328,283
    (Gain) loss on disposal of assets                                                                 22,291        (15,868)
    Non-cash interest income on note receivable                                                           --        (13,666)
    Bad debt expense                                                                                 233,864        266,387
    Gain from early extinguishments of debt                                                               --        (20,826)
    Changes in operating assets and liabilities, net of business acquisition:
      Accounts and other receivables                                                                (942,174)      (967,544)
      Other current assets                                                                            91,811        (93,226)
      Prepaid expenses                                                                                    --         16,211
      Other assets                                                                                    45,295         15,687
      Accounts payable                                                                               (73,065)      (286,417)
      Accrued liabilities                                                                            739,287         34,523
      Deferred revenue                                                                              (738,456)       831,790
      Other liabilities                                                                              (11,784)        (9,518)
                                                                                                ------------   ------------
          Net cash used in operating activities                                                   (3,544,353)    (4,175,289)
                                                                                                ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment                                                             (1,152,120)    (2,103,746)
  Captialized software development costs                                                          (1,044,325)      (320,414)
  Acquisition costs                                                                                 (198,597)            --
  Proceeds from sale of property and equipment                                                       126,084        267,902
  Purchase of intangible assets                                                                           --     (2,349,714)
  Net change in restricted cash                                                                         (638)          (648)
  Cash and restricted cash acquired in FPDI acquisition (Note 3)                                   4,005,685             --
  Issuance of note receivable from Front Porch Digital                                                    --       (250,000)
  Purchases of short-term investments                                                                     --     (5,300,000)
  Maturities of short-term investments                                                             3,793,099      1,506,901
                                                                                                ------------   ------------
          Net cash provided by (used in) investing activities                                      5,529,188     (8,549,719)
                                                                                                ------------   ------------
Cash flows from financing activities:
  Cash proceeds from issuance of redeemable preferred stock                                               --     12,858,817
  Proceeds from issuance of common stock                                                                  --      3,214,704
  Redeemable preferred stock and Class A common stock offering costs                                      --       (782,641)
  Payments on capital leases, notes payable and other long term liabilities                       (1,151,319)      (446,372)
  Proceeds from exercise of stock options and purchase of restricted stock                             1,977          1,208
  Repurchase of common stock                                                                         (31,427)            --
                                                                                                ------------   ------------
          Net cash (used in) provided by financing activities                                     (1,180,769)    14,845,716
                                                                                                ------------   ------------

Effect of exchange rate changes on cash and cash equivalents                                          63,200             --
                                                                                                ------------   ------------

          Net increase in cash and cash equivalents                                                  867,266      2,120,708
Cash and cash equivalents at beginning of year                                                     2,201,192         80,484
                                                                                                ------------   ------------
Cash and cash equivalents at end of year                                                        $  3,068,458   $  2,201,192
                                                                                                ============   ============

(continued)

                            INCENTRA SOLUTIONS, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                                    2004          2003
                                                                                                -----------    ----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                                                        $   202,516    $   72,789
Supplemental disclosures of non-cash investing and financing activities:
  Net assets acquired in FPDI acquisition, excluding cash (Note 3)                              $13,517,778            --
  Reclassification of derivative contract to liability                                            1,836,534            --
  Deferred compensation for options granted at less than fair value                                      --    $  670,558
  Redeemable preferred stock issued for discount on capital lease obligation                             --        22,927
  Redeemable preferred stock warrants and common stock warrants issued for financing costs               --       158,296
  Notes payable and accrued interest converted to preferred and common stock                             --     6,057,264
  Capital lease obligations incurred in connection with the purchase of property and equipment      815,654       654,852
  Purchases of property and equipment included in accounts payable                                  130,471       215,715

          See accompanying notes to consolidated financial statements.

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


(1)  ORGANIZATION

     Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as the "Company"), formerly Front Porch Digital, Inc. ("FPDI"), was organized and incorporated in the state of Nevada. On October 25, 2004, the name of the Company was changed from Front Porch Digital, Inc. to Incentra Solutions, Inc., and the common stock of the Company now trades on the Over-the-Counter Bulletin Board under the trading symbol "ICEN". On August 18, 2004, the Company acquired ManagedStorage International, Inc., a Delaware corporation incorporated in March 2000 ("MSI") (the "Acquisition", Note 4). The Acquisition has been accounted for as a reverse merger, and therefore, MSI is deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented herein include the financial statements of MSI for all periods prior to August 18, 2004 and the financial statements of the consolidated companies from the date of the Acquisition forward.

     The Company markets its complete storage solutions to broadcasters under the trade name Front Porch Digital and to service providers and enterprise clients under the trade name ManagedStorage International. Through FPDI, the Company provides a software and management solution that enables searching, browsing, editing, storage and on-demand delivery of media-rich content in nearly any digital format. The software converts audio, video, images, text and data into digital formats for ease of use and archiving. Through MSI, the Company delivers comprehensive storage services, including professional services, hardware/software procurement and resale, financing solutions and remote monitoring/management services. The Company focuses on providing data protection solutions and services that ensure that its customers' data is backed-up and recoverable and meets internal data retention compliance policies. MSI's remote monitoring and management services are delivered from its Storage Network Operations Center, which monitors and manages a multitude of diverse storage infrastructures on a 24x7 basis throughout the United States, United Kingdom, Bermuda and Japan.

     MSI delivers these services utilizing its proprietary GridWorks Operations Support System, which enables automated remote monitoring, and management of complete storage infrastructures and back-up applications. MSI provides outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized.

     The Company's customers are located in North America, Europe, Asia and the Pacific Rim.

     BASIS OF PRESENTATION

     At December 31, 2004, the consolidated financial statements include Incentra Solutions, Inc. and its wholly-owned subsidiaries, Front Porch Digital International, SAS, which is based in France, MSI, which is based in Colorado, and MSI's wholly-owned subsidiaries, ManagedStorage UK, Inc. and Seabrook Technologies, Inc. ManagedStorage UK, Inc. and Seabrook Technologies, Inc. did not have any operating activities during the year ended December 31, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     RISKS, UNCERTAINTIES AND MANAGEMENT'S PLANS

     The Company is subject to various risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies in the rapidly evolving market for technology-based products and services. Such risks and uncertainties include, but are not limited to, its limited operating history, need for additional capital, a volatile business and technological environment, an evolving business model, and the management of expected growth. To address these risks, the Company must, among other things, gain access to capital in amounts and on terms acceptable to it, maintain and increase its customer base, implement and successfully execute its business strategy, continue to enhance its technology, provide superior customer service, and attract, retain, and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks.

     Since inception, the Company has incurred substantial operating losses and has a shareholders' deficit at December 31, 2004. Management of the Company intends to fund these deficiencies by utilizing its existing cash and cash equivalents, and anticipated increasing cash flows from its business operations. Realization of the Company's investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If the Company does not achieve and maintain such positive operating cash flows, its long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

     The Company's 2005 operating plan and the execution thereof is focused on increasing revenue, controlling costs, and conserving cash, however, there can be no assurance that the Company will be able to meet the operational and financial requirements of its operating plan. The Company's 2005 plan also includes growth through business acquisitions (Notes 4 and 17). The Company cannot predict with certainty the expected revenue, gross profit margin, net loss, and/or usage of cash and cash equivalents as a result of these acquisitions. However, the Company's management believes that the Company's cash and cash equivalents and working capital will provide sufficient capital resources to fund its operations, debt service requirements, and working capital needs at least through December 31, 2005.

(2)  SHARE AND PER SHARE DATA

     In accordance with generally accepted accounting principles, and as a result of the Acquisition being accounted for as a reverse merger, all share and per share data prior to the Acquisition have been retroactively adjusted to reflect the 0.3089 to 1 exchange of shares occurring in connection with the merger of the Company and MSI, in a manner similar to a reverse stock split, with differences in par value being recorded through an offset to additional paid-in capital.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has recorded transactions that include the issuance of options and warrants to purchase shares of the Company's preferred and common stock. The accounting for such securities is based upon fair values of the Company's equity securities and other valuation criteria that were determined by management and the board of directors. The Company believes these estimates of fair value are reasonable. Other significant estimates made by management include those related to fair values of acquired intangible assets, and the establishment of an allowance for estimates of uncollectible accounts receivable.

     RECLASSIFICATIONS

     Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     RESTRICTED CASH

     The  Company  has  restricted   cash  of  $80,048  at  December  31,  2004,
     (classified as a non-current asset) which secures a letter of credit issued in connection with an operating lease (Note 9).

     PROPERTY AND EQUIPMENT

     Property and equipment, if acquired at the formation date of MSI or through acquisition, have been recorded at the estimated fair value at the acquisition date. Otherwise, all other property and equipment has been recorded at cost. Property and equipment are depreciated on a straight-line basis over their respective estimated useful lives ranging from two to seven years. Equipment recorded under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or estimated useful life of the asset.

     IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS
     144), the Company reviews the carrying value of long-lived assets, including property and equipment and amortizable intangible assets, to determine whether there are any indications of impairment. Impairment of long-lived assets is assessed by a comparison of the carrying amount of an asset to expected future cash flows to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

     GOODWILL

     Prior to the Acquisition, MSI accounted for an investment in common stock and warrants of FPDI using the equity method of accounting. The excess estimated fair value of FPDI's common stock and warrants over MSI's share of FPDI's net assets at the date of the investment purchase (July 31, 2002), was recognized as goodwill, and in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, was not amortized. MSI reviewed such goodwill for impairment and recognized an impairment loss when there was a loss in value in the equity method investment, which was other than a temporary decline. For the years ended December 31, 2004 and 2003, MSI recorded impairment losses of $198,280 and $692,098, respectively. As of December 31, 2004 the Company had no recorded goodwill.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     REVENUE RECOGNITION

     Revenue is recognized when all of the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004



     services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

     The Company licenses software under license agreements and provides professional services including training, installation, consulting and maintenance. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is reasonably assured, and no significant vendor obligations remain.

     The Company allocates revenue to each component of a contract based on objective evidence of its fair value, as established by management. Because licensing of the software is generally not dependent on the professional services portion of the contract, software revenue is generally recognized upon delivery, unless a contract exists with the customer requiring customer acceptance.

     Fees for maintenance agreements are recognized ratably over the terms of the agreements. Maintenance is generally billed in advance, resulting in deferred revenue.

     The Company also provides software related professional services. Services are generally provided on a time and materials basis and revenue is recognized as the services are provided.

     Revenues from storage services are recognized at the time the services are provided and are billed on a monthly basis. Fees received for up-front implementation services are deferred and recognized over the term of the arrangement. Deferred revenue is recorded for billings sent to or paid by customers for which the Company has not yet performed the related services.

     COST OF REVENUE

     Cost of revenue consists primarily of direct labor, cost of hardware, depreciation ($2,014,156 in 2004 and $1,974,425 in 2003), amortization, third party royalties and licenses and facilities costs.

     ADVERTISING EXPENSES

     All advertising and promotion costs are expensed as incurred. Total advertising expenses incurred were $80,844 and $270,964 for the years ended December 31, 2004 and 2003, respectively.

     SOFTWARE DEVELOPMENT COSTS

     The Company accounts for costs related to software developed for internal use and marketed for external use in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. MSI's Gridworks software product is used internally for providing services to the Company's customers and is also marketed separately as a stand-alone product. FPDI's DIVArchive software product is marketed solely as a stand-alone product. As required by SFAS No. 86, the Company capitalizes costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and future revenue for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated useful

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     life of three years. For the years ended December 31, 2004 and 2003, capitalized software development costs, which related primarily to enhancements to the Company's Gridworks and DIVArchive software solutions totaled $1,044,325 and $320,414, respectively. These costs are amortized on a straight-line basis over the estimated life, typically three years. For the years ended December 31, 2004 and 2003, $384,974 and $272,731, respectively, was charged to expense. As of December 31, 2004, the unamortized portion of software development costs was $1,188,885.

     DEFERRED LOAN COSTS

     Loan costs included in other non-current assets, are amortized over the 3-year term of the related loan using the straight line method.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. For the years ended December 31, 2004 and 2003, research and development costs were $134,793 and $0, respectively.

     FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     The accounts of the international subsidiary, (Front Porch Digital International, SAS) are translated using the exchange rate in effect at the balance sheet date, and the results of operations are translated at the average exchange rates during the year. At December 31, 2004, the Company reported a cumulative translation gain of $19,184, as a component of accumulated other comprehensive income. The Company is also subject to foreign exchange transaction exposure when its subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the years ended December 31, 2004 and 2003 were a loss of $24,756 and a gain of $8,550, respectively.

     In June 2004, the Company began managing its foreign currency cash flow exposure through the use of $/Euro forward contracts, which are considered derivative instruments and which are recorded as either an asset or liability, measured at fair value. Changes in fair value are recognized currently by the Company in the statement of operations. The Company recorded a realized loss of $144,086 and an unrealized loss of $134,500 on these contracts as of December 31, 2004, which represented the change in the fair value of the foreign currency forward contract related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness.

     PER SHARE DATA

     The Company reports its earnings (loss) per share in accordance with SFAS No. 128, ACCOUNTING FOR EARNINGS PER SHARE (SFAS 128). Basic loss per share is calculated using the net loss allocable to common shareholders divided by the weighted average common shares outstanding during the period. In accordance with accounting requirements for reverse mergers, the historical loss per share of MSI prior to the Acquisition has been retroactively restated to reflect the Company's capital structure. Due to the Company's net loss, shares from the assumed conversion of outstanding warrants, options, convertible preferred stock and convertible debt have been omitted from the computations of diluted loss per share for the years ended December 31, 2004 and 2003 because the effect would be antidilutive. Shares issuable from securities that could potentially dilute earnings per share in the future that were not included in the computation of loss per share because their effect was anti-dilutive totaled approximately 101.6 million at December 31, 2004. Without regard to any reduction for the use of the treasury stock method, 2.7 million shares of common stock issuable upon the conversion of outstanding convertible preferred stock, the exercise of options and warrants, and restricted stock have been omitted from the computations of basic and diluted loss per share for the year ended December 31, 2003 because the effect would be antidilutive.

     STOCK-BASED COMPENSATION

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44 (FIN
     44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, to account for its fixed-plan stock options.

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net loss if the fair value-based method had been applied to all outstanding and unvested awards in the years ended December 31, 2004 and 2003. All amounts except per share amounts in (000's)

                                                               Years ended
                                                               December 31,
                                                            2004         2003
                                                          --------     --------
     Net loss before deemed dividends and accretion
        on preferred stock, as reported                   $(10,438)    $(10,991)
     Add stock-based employee compensation expense
       included in reported net loss, net of tax             1,191          308
     Deduct total stock-based employee compensation
       expense determined under fair value-based
       method for all awards, net of tax                    (1,853)        (322)
                                                          --------     --------
           Pro forma net loss before deemed dividends
              and accretion on preferred stock            $(11,100)    $(11,005)
                                                          ========     ========
     Net loss per weighted average common share
       outstanding - basic and diluted - pro forma        $  (0.24)    $  (0.67)
                                                          ========     ========

     Net loss per weighted average common share
       outstanding - basic and diluted - as reported      $  (0.23)    $  (0.67)
                                                          ========     ========


     In determining the fair value of stock options granted by the Company in 2004, and thus determining pro forma compensation expense under the fair value method, the Company utilized the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, risk free interest rates ranging from 1.2% to 2.09%, expected volatility of 143%, and expected lives of three years. The weighted average fair value of these options granted during 2004 is $0.28.

     In determining the fair value of stock options granted by MSI in 2003, the Company utilized the Black-Scholes valuation model to determine pro forma compensation expense under the fair value method with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 3.91%, expected volatility of 0.001%, and expected lives of ten years. The weighted average fair value of options granted during 2003 was $0.30.

     For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the vesting period of the related option. Previously recognized compensation expense for forfeited options was included as a reduction of compensation expense in the period of forfeiture.

     FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments held by the Company, which include cash equivalents, restricted cash, accounts receivable, and accounts payable, approximate fair value due to their short duration. The carrying values of the note payable and other non-current obligations approximate fair values based upon market rates currently available to the Company.

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     CONCENTRATIONS OF CREDIT RISK

     The Company sells its products and services throughout the United States, Europe, Asia and the Pacific Rim. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Credit losses have been within management's expectations. For the year ended December 31, 2004, aggregate revenues from customers located in Europe, Asia and the Pacific Rim amounted to $4.7 million or 35% of total revenue, while revenues from customers located in North America totaled $8.6 million or 65% of total revenue. For the year ended December 31, 2003, aggregate revenues from customers located in Europe, Asia and the Pacific Rim amounted to $1.1 million or 11% of total revenue, while revenues from customers located in North America totaled $8.7 million or 89 % of total revenue. For the year ended December 31, 2004, revenue from two customers individually accounted for approximately 13% and 11% of total revenues. Accounts receivable from these customers represented approximately 20% of total trade receivables at December 31, 2004. For the year ended December 31, 2003, revenues from three customers each exceeding 10% of total revenues aggregated 36%, 19% and 11%, respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123(R), SHARE-BASED PAYMENT, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset is some circumstances). Mandatorily redeemable instruments (i.e. instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are to be reported as liabilities by their issuers. This statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. The provisions of SFAS No. 150 are generally effective for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. MSI's previously outstanding New Series C preferred stock was mandatorily redeemable on January 9, 2008, (the redemption amount was estimated to be $33,156,000, representing $1,000 per share plus five years of dividends at $100 per share per year), and therefore was considered a liability under the provisions of SFAS No. 150. Accordingly, on July 1, 2003, the carrying amount of the New Series C, which approximated its fair value, was reclassified from the "mezzanine" section of the balance sheet to the

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

     liability section. There was no gain or loss recorded upon the adoption of SFAS No. 150. From July 1, 2003 through December 31, 2003, the Company recorded non-cash interest expense of $1,262,508, and from January 1, 2004 through August 18, 2004, when the stock was exchanged for Series A preferred stock, the Company recorded non-cash interest expense of $1,703,332, reflecting an effective interest rate on this security of 13.477%.

     In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R became effective for variable interest entities created after December 15, 2003 for public companies, and became effective for all other variable interest entities by the end of the first annual reporting period ending after December 15, 2004 for companies that are small business issuers. FIN 46R did not have an impact on the Company's financial position or results of operations.

(4)  ACQUISITIONS

       ACQUISITION OF MSI

     On August 18, 2004 (the "Acquisition Date"), the Company (formerly Front Porch Digital, Inc.) acquired all of the outstanding capital stock of MSI, a Delaware corporation. The Company acquired MSI to increase its ability to deliver a complete storage infrastructure and management solution to its customers. The transaction was structured as a reorganization of MSI with and into Front Porch Merger Corp., a Delaware corporation and newly-formed, wholly-owned subsidiary of the Company. The Acquisition of MSI by the Company has been accounted for as a reverse merger because on a post-merger basis, the former MSI shareholders hold a majority of the outstanding common stock of the Company on a voting and diluted basis. As a result, MSI is deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented herein include the financial statements of MSI for all periods prior to the Acquisition Date and the financial statements of the consolidated companies from the Acquisition Date forward. Historical share and per share amounts for periods prior to the Acquisition have been retroactively restated to reflect the exchange ratio established in the transaction, in a manner similar to a reverse stock split, with differences in par values being recorded through an offset to additional paid-in capital. The consolidated accumulated deficit of the accounting acquirer (MSI) has been carried forward after the Acquisition. The Acquisition has also been accounted for as a step acquisition since it occurred in multiple steps over the period from July 31, 2002, when MSI sold its French subsidiary to the Company in exchange for shares of the Company's common stock. After the Acquisition, the former MSI shareholders owned approximately 64% of the common stock of the Company, giving effect to the conversion of Series A preferred stock.

     The MSI stockholders were issued 47,454,985 restricted shares of common stock and 2,466,971 restricted shares of the newly-designated, voting and non-dividend bearing Series A Redeemable Preferred Stock (the "Series A Preferred") of the Company in exchange for their ownership of MSI securities. The Series A Preferred shares are convertible into shares of common stock on a twenty-for-one basis (Note 11). In connection with the Acquisition, the Company canceled 13,452,381 shares of outstanding Incentra common stock and warrants to purchase 3.5 million shares of Incentra common stock that were held by MSI prior to the Acquisition Date. MSI canceled

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     $0.2 million in receivables owed to it from the Company. The Company also has outstanding warrants to purchase 202,740 shares of restricted common stock at a price per share of $.0003 and outstanding warrants to purchase 33,029 shares of Series A Preferred at a price per share of $10.35.

     Although there is no impact on the purchase price allocation or in the financial information presented, the determination of the value of the consideration issued to the former MSI shareholders was as follows:

     a) Common shares issued - the valuation of the common was based upon the average closing price of the Company's common stock as posted on the OTC Bulletin Board for the three-day period prior to the closing date, the closing date and the three-day period after the closing date.

     b) Series A Preferred - the issuance price of the preferred stock was fixed at $31.5 million. The preferred stock was recorded at its fair value at the Acquisition Date, which approximated the value of the redeemable preferred stock of MSI exchanged in the Acquisition. The difference between the issue price and the fair value is being recorded as an accretion on the Series A Preferred stock and charged to net loss applicable to common shareholders over the term of the redemption period.

     The 47,454,985 common shares issued in the Acquisition was based on the following: each outstanding share of MSI's Series A Redeemable Preferred Stock was converted into 200 shares of common stock of the Company, each outstanding share of MSI's Series B Convertible Preferred Stock was exchanged for 27.789 shares of common stock of the Company, and each outstanding share of MSI common stock was converted into 0.3089 shares of common stock of the Company. Each outstanding share of MSI's Series C Redeemable Preferred Stock was exchanged for 111.6042 shares of Series A Preferred. In addition, each outstanding option to purchase MSI common stock was converted into an option to purchase unregistered common stock of the Company, subject to certain adjustments to the exercise price and the number of shares issuable upon exercise of such options to reflect the exchange ratios in the Acquisition.

     The holders of the Series A Preferred and certain other former MSI stockholders executed a lock-up agreement pursuant to which such stockholders agreed not to transfer their unregistered shares of the Company's common stock for a period of 18 months (with limited exceptions). Concurrent with the consummation of the Acquisition, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the holders of the Series A Preferred. Under the terms of such agreement, at any time after February 16, 2006, the holders of at least 51% of the Series A Preferred have the right to cause the Company to register, under the Securities Act of 1933, the shares of common stock and Series A
     Preferred (including the common stock underlying the Series A Preferred) issued to such holders in the Acquisition. In addition, such holders have 'piggy-back' and Form S-3 registration rights.

     Since the Acquisition has been accounted for as a reverse merger, a determination of the purchase price was made based upon the estimated fair value of Front Porch at the time of the acquisition. Accordingly, the total purchase price for the Company was determined to be approximately $17.5 million, for which the allocation is below.

     Cash and cash equivalents                                $    946,732
     Other current assets                                        2,000,773
     Property and equipment                                        193,637
     Restricted cash                                             3,058,953
     Deferred tax asset                                            400,000
     Other assets                                                  920,357
     Intellectual property-DIVArchive software                   6,600,000
     Intellectual property-customer base                        10,039,785
     Current liabilities                                        (3,732,031)
     Other liabilities                                          (2,904,743)
                                                              ------------
                                                              $ 17,523,463
                                                              ============

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004



     As of the Acquisition Date, the excess fair value over the net assets acquired totaled approximately $16.6 million. This excess was allocated to the Company's intellectual property, including its DIVArchive and Bitscream proprietary software and its customer base in the broadcast, media and entertainment industries. The amounts allocated to intellectual property for the Company's software and customer base are being amortized over 5 and 10-year periods, respectively. The weighted average amortization period is approximately 8 years.

     The following unaudited pro forma results of operations for the years ended December 31, 2004 and 2003 are presented to reflect the Acquisition as if it had occurred as of the beginning of the periods presented; all amounts except per share amounts in (000's):

                                                       Years ended December 31,
                                                          2004         2003
                                                       ----------   ----------
     Revenues (2)                                      $   17,740   $   12,728
     Loss from continuing operations                      (12,631)     (12,674)
     Loss from discontinued operations (1)                     --       (3,711)
                                                       ----------   ----------
     Net loss applicable to common shareholders        $  (12,631)  $  (20,511)
                                                       ==========   ==========

     Loss per share - basic and diluted, pro forma     $    (0.25)  $    (1.08)
                                                       ==========   ==========

     (1) During 2003, Front Porch disposed of two business units: the DIVArchive Medical business unit and the Media Services business unit. The operating results of the two business units were accounted for as discontinued operations.

     (2) On a pro forma basis, giving effect to the Acquisition as if it had occurred on January 1, 2004, for the year ended December 31, 2004, aggregate pro forma revenues from customers located in Europe, Asia or the Pacific Rim amounted to $9.0 million or approximately 51% of total pro forma revenue, while revenues from customers located in North America totaled $8.7 million or approximately 49% of total pro forma revenues. On a pro forma basis, giving effect to the Acquisition as if it had occurred on January 1, 2004, one customer exceeded 10% of total pro forma revenues.


     ASSET ACQUISITION

     In January 2003, MSI closed on an asset purchase agreement, whereby MSI purchased certain assets from Sanrise, Inc. ("Sanrise"), for $1,000,000 in cash and $2,000,000 in escrowed funds to be released over a 120-day period, provided certain conditions in the contract were met. The asset purchase agreement contained an earn-out provision payable in cash and stock, payable upon meeting certain conditions.

     In September 2003, MSI settled an outstanding lawsuit with Sanrise for $156,667 in cash and 333 shares of New Series C. The payment in cash and shares was made in full satisfaction of the earn-out provision. In the settlement, Sanrise relinquished any and all right to further payment in

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

     connection with the asset acquisition of its DataVault business and MSI released all remaining escrow payments.

     The 333 shares of Series C redeemable preferred stock were repurchased from Sanrise on December 19, 2003 for $33,283 and such shares were retired.

     The total purchase price for the Sanrise assets (including direct costs of the acquisition) of $3,216,992 was allocated to the acquired intangible asset of acquired customer contracts and fixed assets based on their estimated fair market values.

(5)  RECAPITALIZATION AND STOCK PURCHASE AGREEMENTS

     In January 2003 and May 2003, MSI entered into a securities purchase agreement with certain existing investors and new investors. Pursuant to this agreement, the Company issued 22,104 shares of Series C mandatorily redeemable preferred stock (New Series C) and 19,392,369 shares of Class A common stock. In connection with this securities sale, the Company also issued warrants for the purchase of 270 shares of New Series C and 202,721 shares of Class A common stock. The warrants for the purchase of the New Series C and the Class A common stock were exercisable for $1,000 and $.003, respectively, for a period of 5 years from the date of the securities purchase agreement. The New Series C was converted into shares of Series A convertible preferred stock of the Company at the Acquisition date. The Class A common stock was converted into common stock of the Company at the Acquisition date.

     Proceeds and cost of the sale of the Class A common stock and the New Series C were allocated to each class of stock based on relative fair values on the date of the financing. The New Series C was nonvoting, had a par value of $0.01 per share, accrued a dividend of $100 per share per annum, had a $1,000 per share liquidation preference, and was redeemable January 9, 2008. The purchase price of the New Series C was $800 per share. The Series C proceeds were $17,704,628 and consisted of cash of $12,858,817 and the conversion of a note payable with a $4,760,000 principal amount and $85,811 of related interest. Cash costs of the financing were $626,113 and non-cash cost of financing were warrants with an estimated value of $126,637.

     The purchase price of the Class A common stock was $0.32 per share. A total of 16,681,772 shares of the Class A common stock were issued for total proceeds consisting of $3,214,704 cash and the conversion of a note payable with a $1,190,000 principal amount and $21,453 of related interest. The remaining 2,710,597 shares of Class A common stock were issued as an inducement to convert the notes payable. Interest expense in the amount of $877,500 was recorded in connection with the conversion based on an estimated fair value of the common stock of $0.32 per share.

(6)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31, 2004:

     Computer equipment                                       $  5,844,721
     Software                                                    3,519,284
     Office furniture and equipment                              1,764,550
     Leasehold improvements                                         65,343
                                                              ------------
                                                                11,193,898
     Less accumulated depreciation                              (8,741,081)
                                                              ------------
                                                              $  2,452,817
                                                              ============

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     Depreciation expense for the years ended December 31, 2004 and 2003 was $2,197,213 and $2,337,524, respectively.

     Included in property and equipment is equipment under capital lease with a cost of $1,334,427 and accumulated depreciation of $628,176 at December 31, 2004.

(7)  INTANGIBLE ASSETS

     Intangible assets consist of the following as of December 31, 2004:

     Acquired customer base - FPDI (life of 10 years)         $ 10,039,785
     Intellectual property - DIVArchive (life of 5 years)        6,600,000
     Acquired customer base - MSI (life of 3 years)              2,599,714
     Patents (life of 7 years)                                       2,885
                                                              ------------
                                                                19,242,384
     Less accumulated amortization                              (2,705,324)
                                                              ------------
     Intangible assets, net                                   $ 16,537,060
                                                              ============

     Amortization expense for the years ended December 31, 2004 and 2003 was $1,776,473 and $928,851, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

     Year ending December 31:
       2005                                                   $  3,107,629
       2006                                                      2,345,445
       2007                                                      2,324,391
       2008                                                      2,324,391
       2009                                                      1,809,419
       Thereafter                                                4,625,785
                                                              ------------
                                                              $ 16,537,060
                                                              ============

(8)  ACCRUED EXPENSES

     Accrued expenses consist of the following as of December 31, 2004:

     Wages, benefits and payroll taxes                          $  1,202,677
     Professional service fees                                       393,545
     Derivative liability                                            134,500
     Accrued intereset and penalties                                 126,667
     Taxes, other than income taxes                                  662,244
     Other liabilities                                               539,173
                                                                ------------
                                                                $  3,058,806
                                                                ============

(9)  COMMITMENTS AND CONTINGENCIES

     The Company has employment agreements with certain executives that provide for up to one year of salary upon termination with the Company.

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     The Company leases facilities and equipment under non-cancelable capital and operating leases. Rental expense relating to operating leases was $536,192 and $492,901 for the years ended December 31, 2004 and 2003, respectively. Certain of the operating lease agreements have renewal provisions, which range from month-to-month to 24-month terms.

     A letter of credit was entered into as additional security for an operating lease due to the limited cash resources of the Company at the time the lease was signed. The agreement requires a letter of credit in decreasing amounts through the expiration of the lease on September 30, 2007. The letter of credit expires on April 1st of every year and is automatically extended without written amendment every year and would be used to pay rent on the Broomfield, Colorado facility if the Company were unable to make the monthly rent payments. At December 31, 2004, the amount of the letter of credit is $80,048. The letter of credit is secured by restricted cash in the same amount.

     Future minimum lease payments as of December 31, 2004 are as follows:

                                                   CAPITAL    OPERATING
                                                   LEASES       LEASES
                                                  ---------   ----------
     Year ending December 31:
       2005                                       $ 549,922   $ 290,574
       2006                                              --     247,465
       2007                                              --     160,145
       2008                                              --      36,190
       2009                                              --      13,062
                                                  ---------   ---------
                  Total minimum lease payments      549,922   $ 747,436
                                                              =========
     Less amounts representing interest             (33,909)
                                                  ---------
                  Present value of minimum lease
                    payments (all current)        $ 516,013
                                                  =========

(10) NOTE PAYABLE, CAPITAL LEASES, AND OTHER LONG-TERM OBLIGATIONS

     The following is a summary of the Company's long-term debt as of December 31, 2004:

     Senior secured convertible note (A)                      $  3,119,112
     Capital leases (B)                                            516,013
     Other obligations (C)                                         370,361
                                                              ------------
                                                                 4,005,486
     Less current portion                                       (1,738,516)
                                                              ------------
     Long-term portion                                        $  2,266,970
                                                              ============

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     (A)  SENIOR SECURED CONVERTIBLE NOTE

     On the Acquisition Date, liabilities assumed in the Acquisition included the fair value of a convertible note. This convertible note originated on May 13, 2004, when the Company consummated a private placement pursuant to which the Company issued a secured convertible term note due May 13, 2007 in the principal amount of $5,000,000 (the "Note"), and the Company issued a common stock purchase warrant, entitling the holder to purchase 4,435,000 shares of common stock (the "Warrant") at $0.48 per share. The Note and the Warrant were sold to Laurus Master Fund, Ltd. ("Laurus"), for a purchase price of $5,000,000. The principal and unpaid interest on the Note are convertible into shares of the Company's common stock at a price of $0.30 per share, subject to antidilution adjustments.

     In connection with the issuance of the Note to Laurus, the Company recorded the fair value of the warrant issued as debt discount in the amount of approximately $1.8 million based upon the Black-Scholes option-pricing model, resulting in an imputed interest rate of 37%. This discount is being amortized to earnings as additional interest expense over the term of the Note. Accordingly, the Company has recorded $209,317 of additional non-cash interest expense relating to the amortization of the discount during the year ended December 31, 2004.

     In accordance with Emerging Issues Task Force Issue 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, the Company initially accounted for the fair value of the Warrant as equity. As discussed below, in the fourth quarter of 2004, due to an October 2004 change in Note conversion terms, the Company's authorized and unissued shares available to settle the Warrant (after considering all other commitments that may require the issuance of stock during the maximum period the Warrant could remain outstanding) were determined to be insufficient (Note 11, item B). As a result, the Company reassessed and reclassified the value of the Warrant to a liability at the reassessment date. The fair value of the Warrant is evaluated at each reporting period with any resulting change in the fair value being reflected in the Consolidated Statement of Operations. The fair value of the Warrant from the reassessment and reclassification date through December 31, 2004, increased by approximately $30,000, which was not recorded due to the immaterial amount of the change.

     The Note provides for monthly payments of interest at the prime rate plus 1%, which is subject to reduction if the market price of the Company's common stock exceeds certain designated thresholds. However, the rate cannot be less than 5%. The Note also provides for monthly amortization of principal, which commenced on September 1, 2004 of $45,455, plus accrued interest, per month, (increased to approximately $159,000 per month beginning in March 2005) with the balance payable on the maturity date. Laurus has the option to receive shares of the Company's common stock in lieu of debt service payments at the market price of the Company's common stock at the date of conversion. The Note is collateralized by a security interest in all of the assets of the Company. The Warrant entitles the holder to purchase, at any time through May 13, 2011, up to 4,435,000 shares of the Company's common stock at a price of $0.48 per share, subject to antidilution adjustments.

     Pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") between the Company and Laurus, for so long as 25% of the principal amount of the Note is outstanding, the Company may not directly or indirectly declare or pay any dividends without the prior written consent of Laurus. The Securities Purchase Agreement also requires the written consent of Laurus relating to any liquidation, material reorganization or certain additional indebtedness of the Company.

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

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     On October 26, 2004, the Company entered into an Amendment and Waiver, (the "Amendment and Waiver"), with Laurus. The Amendment and Waiver amends the Securities Purchase Agreement and certain other documents (the "Loan Documents") and waived certain events of default under certain of the Loan documents. Pursuant to the Amendment and Waiver, the parties agreed to reduce the "Fixed Conversion Price" set forth in the Term Note from $0.50 to $0.30 per share and to amend the Master Security Agreement to provide for a "Lockbox Deposit Account" to be maintained by the Company and its subsidiaries under the Master Security Agreement. Lockbox remittances do not automatically reduce the debt outstanding unless an event of default has occurred. Laurus further agreed to (i) release to the Company approximately $3 million, which represented all funds then remaining in a restricted account (less outstanding accrued interest and fees); (ii) postpone the monthly principal payments due by the Company under the Note on November 1, 2004 through February 1, 2005 until the maturity date of the Note; (iii) waive certain events of default, and all fees and default interest rates applicable to such events of default; (iv) extend the time for the Company's subsidiaries to be joined as a party to the Master Security Agreement; (v) waive all fees and default interest arising from the Company's failure to pay the liquidated damages set forth in the Registration Rights Agreement and further waive any liquidated damages due and payable to Laurus by the Company.

     In consideration of the waivers, the Company issued a seven-year warrant to Laurus to purchase 500,000 shares of the Company's common stock with an exercise price of $0.50 per share. The Company further agreed to amend its Registration Statement, initially filed on the filing date (as defined in the Registration Rights Agreement), to include the additional warrant and additional shares of the Company's common stock issuable to Laurus upon conversion of the Term Note due to the adjustment of the Fixed Conversion Price. The Company valued the Additional Warrant at $89,000, which represents the total liquidated damages waived by Laurus as a result of the Amendment and Waiver. The Company recorded this amount as a liability and additional interest expense during the quarter ended December 31, 2004. Subsequent to year end, the Company and Laurus further amended the Agreement as discussed in Note 17 to the consolidated financial statements.

     (B)  CAPITAL LEASES

     On November 20, 2003, the Company entered into a capital lease line of credit agreement (the "Lease Line") for $1,500,000 with a third-party lender. The term of the agreement is for term leases ranging from 12 to 18 months. The interest rate on the Lease Line ranges from 10.514% to 10.731%. As of December 31, 2004, the Company had drawn $1,470,507 on the Lease Line and $29,493 of the Lease Line expired unused. The Lease Line is to be repaid in monthly principal and interest installments, with the final payment due in October 2005. The unpaid balance at December 31, 2004 was $516,013. Subsequent to year end, the Company amended this Lease Line as described in Note 17 to the consolidated financial statements.

     (C)  OTHER OBLIGATIONS

     At December 31, 2004, the Company has a $323,318 payable to a single vendor (net of a $49,000 discount), which was restructured in May 2003, to be payable over a five-year period, with interest of 5%. Payments are subject to certain acceleration clauses based upon working capital levels and capital raised. The obligation is being repaid in monthly installments of $8,333. In addition, the Company has deferred rent of $47,043, which is recognized over the life of the Broomfield, Colorado lease.

     Aggregate annual maturities of long-term debt are as follows:

                                         Senior
                                        secured
                                      convertible
                            Capital    note, net      Other
                            Leases    of discount  obligations      Total
                          ----------  -----------  -----------   -----------
           2005           $  516,013  $ 1,122,342  $   100,161   $ 1,738,516
           2006                   --    1,346,809      102,926     1,449,735
           2007                   --      649,961       99,856       749,817
           2008                   --           --       67,418        67,418
                          ----------  -----------  -----------   -----------
                          $  516,013  $ 3,119,112  $   370,361   $ 4,005,486
                          ==========  ===========  ===========   ===========

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


(11) MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCK

     The Company's authorized capital stock at December 31, 2004 consists of the following:

     (A)  PREFERRED STOCK

          PREFERRED STOCK

          The Company has authorized 2,500,000 shares of preferred stock, nonvoting, par value $.001. As of the date of this report, none of the shares are issued or outstanding.

          SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

          The Company authorized 2,500,000 shares of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred") in connection with the Acquisition. At December 31, 2004, 2,466,971 Series A Preferred shares are outstanding. Warrants are outstanding to purchase the remaining 33,029 Series A Preferred shares at a purchase price of $10.35 per share.

          The Series A Preferred has voting rights so long as at least 500,000 originally issued shares of the Series A Preferred (as adjusted appropriately for stock splits, stock dividends, combinations, recapitalizations and similar transactions) remain outstanding. The holders of outstanding shares of Series A Preferred shall, voting together as a separate class, be entitled to elect three Directors of the Corporation. Each outstanding share of Series A Preferred shall be entitled to a number of votes equal to the number of shares of common stock into which such share of Series A Preferred is then convertible pursuant to the terms of the agreement.

          The Company may (when, and if declared by the Board of Directors) declare and distribute dividends among the holders of Series A Preferred and the holders of common stock pro rata based on the number of shares of common stock held by each, determined on an as-if-converted basis (assuming full conversion of all such Series A Preferred) as of the record date with respect to the declaration of such dividends; provided, that the holders of shares of Series A Preferred shall be entitled to participate on such a pro rata basis in any dividends declared with respect to the common stock.

          Upon any liquidation, dissolution or winding up of the Company and its subsidiaries, whether voluntary or involuntary (a "Liquidation Event"): each holder of outstanding shares of Series A Preferred shall be entitled to be paid in cash, before any amount shall be paid or distributed to the holders of the common stock or any other capital stock ranking on liquidation junior to the Series A Preferred (the common stock and such other capital stock being referred to collectively as, "Junior Stock"), an amount in cash per share of Series A Preferred equal to (A) $12.60 (the "Original Issue Price") plus (B) an amount equal to all accumulated but unpaid dividends on such share of Series A Preferred (such amount to be adjusted appropriately for stock splits, stock dividends, combinations, recapitalizations and the like) (the "Series A Preference Amount") of $31.5 million. If the amounts available for distribution by the Company to holders of Series A Preferred upon a Liquidation Event are not sufficient to pay the aggregate Series A Preference Amount due to such holders, such holders of Series A Preferred shall share ratably in any distribution in connection with such Liquidation Event in proportion to the full respective preferential amounts to which they are entitled.

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


          At any time on or after August 16, 2008, the holder(s) may elect to have all (but not less than all) of the outstanding shares of Series A Preferred redeemed. In such event, the Corporation shall redeem all (subject to the terms of the agreement) of the outstanding shares of Series A Preferred, out of funds legally available therefore, for an amount equal to the aggregate Series A Redemption Price specified in the agreement. Any election by a Supermajority Interest pursuant to the agreement shall be made by written notice to the Company and the other holders of Series A Preferred at least fifteen (15) days prior to the elected redemption date (the "Series A Redemption Date"). Upon such election, all holders of Series A Preferred shall be deemed to have elected to have their shares of Series A Preferred redeemed pursuant to the agreement and such election shall bind all holders of Series A Preferred. Notwithstanding anything to the contrary contained herein, each holder of shares of Series A Preferred shall have the right to elect to give effect to the conversion rights contained in the agreement instead of giving effect to the provisions contained in the agreement with respect to the shares of Series A Preferred held by such holder.

          The price for each share of Series A Preferred redeemed pursuant to the agreement shall be an amount (the "Series A Redemption Price") equal to the greater of (i) the Series A Preference Amount (such amount to be adjusted appropriately for stock splits, stock dividends, combinations, recapitalizations and the like), and (ii) the Fair Market Value (as defined in the agreement) of the Common Stock into which the Series A Preferred is then convertible. The aggregate Series A Redemption Price shall be payable in cash in immediately available funds to the respective holders of the Series A Preferred on the Series A Redemption Date.

          Shares of Series A Preferred Stock shall be converted into shares of the Company's common stock in accordance with the following:

          Voluntary conversion occurs upon the written election of the holder thereof and without payment of any additional consideration. Each outstanding share of Series A Preferred held by such holder shall be converted into such number of fully paid and nonassessable shares of common stock as is determined by dividing (i) the Series A Preference Amount, by (ii) the Conversion Price at the time in effect for such Series A Preferred (such quotient, the "Conversion Rate"). The initial "Conversion Price" per share for shares of Series A Preferred shall be $0.63, subject to adjustment as set forth in the agreement. Any election by a holder of Series A Preferred pursuant to the agreement shall be made by written notice to the Company, and such notice may be given at any time and from time to time after August 16, 2004 (the "Closing Date") and through and including the day which is five (5) days prior to the Series A Redemption Date or the closing of any transaction contemplated by the agreement.

          Automatic   conversion   occurs  upon  the   written   election  of  a
          Supermajority Interest and without the payment of any additional consideration. Upon automatic conversion all (but not less than all) of the outstanding shares of Series A Preferred shall be converted into fully paid and nonassessable shares of common stock at the Conversion Rate. Any election by a Supermajority Interest pursuant to the agreement shall be made by written notice to the Company and the other holders of Series A Preferred, and such notice may be given at any time after the Closing Date through and including the date which is five (5) days prior to the closing of any transaction contemplated by the agreement. Upon such election, all holders of the Series A Preferred shall be deemed to have elected to voluntarily convert all outstanding shares of Series A Preferred into shares of common stock pursuant to the agreement and such election shall bind all holders of Series A Preferred.

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     (B)  COMMON STOCK

          In October 2004, the Company amended its charter to increase the number of authorized common shares from 150,000,000 to 200,000,000. At December 31, 2004, the Company had 106,493,617 shares issued, 105,059,979 shares outstanding and 1,433,639 shares held in treasury. In addition, the Company had warrants, options and other convertible securities outstanding which are exercisable for convertible into common shares, which, if all were exercised or converted, would cause the Company's outstanding common shares to exceed its authorized common shares by approximately 7 million shares at December 31, 2004. Under the laws of the State of Nevada, the Company is prohibited from issuing shares in excess of its number of authorized shares. The
          Company may be required to take certain corporate action to ensure that it has sufficient authorized shares of its common stock to meet its commitments under such warrants, options and other convertible securities and to seek the necessary approvals for such action pursuant to Section 14 of the Securities Exchange Act of 1934 and the laws of the State of Nevada. Not all of such warrants, options and other convertible securities are presently exercisable or convertible by the holders thereof and the Company has sufficient authorized shares to meet its obligations under those warrants, options and other convertible securities that are presently exercisable.

     The Company's authorized capital stock at December 31, 2003 consists of the following:

     (C)  MANDATORILY REDEEMABLE PREFERRED STOCK

          Prior to the Acquisition, the Company had issued three classes of mandatorily redeemable preferred stock: Series A mandatorily redeemable preferred stock (New Series A), Series B mandatorily redeemable, convertible preferred stock (New Series B), and New Series
          C. As of the Acquisition date, New Series A and New Series B were converted into common stock and New Series C was converted into Series A Preferred.

          Series A Mandatorily Redeemable Preferred Stock

          The Company authorized and issued 50,000 shares of New Series A as part of the Recapitalization discussed in Note 5. New Series A did not have voting rights and the holders were not entitled to receive dividends on the shares. However, on January 11, 2007, the fifth anniversary of the issuance of the stock, a cumulative dividend of $10.00 (adjusted for subsequent stock dividends, stock splits, combinations, recapitalizations or the like with respect to such share) per share per year may have been paid, if approved by the board of directors. After January 11, 2007, dividends would have accrued daily in arrears and be compounded annually, whether or not such dividends were declared by the board of directors or paid. This cumulative dividend was subordinate to dividends paid on the New Series B and New Series C.

          Series B Mandatorily Redeemable Convertible Preferred Stock

          The Company had authorized and issued 650,000 shares of New Series B as part of the Recapitalization discussed in Note 5. Each share of New Series B had voting privileges equal to the number of shares of Class A common stock into which such share of New Series B would have converted pursuant to the conversion terms of the agreement. The New Series B accrued a dividend of $0.923077 per share per year (adjusted for subsequent stock cumulative dividends, stock splits, combinations, recapitalizations or the like with respect to such share).

          Series C Mandatorily Redeemable Preferred Stock

          The Company had authorized 24,500 shares and issued 22,104 shares of New Series C as discussed in Note 5. The holders of New Series C were not entitled to vote on any matters except as provided in the covenants or to the extent otherwise required under the Delaware General Corporation Law. The holders of outstanding shares of New Series C would be entitled to receive cumulative dividends at the rate of $100 per share of New Series C per year (as adjusted for subsequent stock dividends, stock splits, combinations, recapitalizations or the like with respect to such share) from the date of original issuance of such share.

          At December 31, 2003 there were cumulative New Series B dividends of $1,181,918 and New Series C dividends of $1,047,669.

(12) EMPLOYEE STOCK OPTION AND BONUS PLANS

     The Company currently has two employee stock option plans - one plan that was originally established under MSI, and one that was originally established under Front Porch Digital, Inc. ("Incentra Option Plan"). As of

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     the date of the Acquisition, the Company adopted the Incentra Option Plan. In connection with the Acquisition, no additional grants will be made under the MSI Plan, however, outstanding stock options issued pursuant to the MSI Plan may be exercised for unregistered common shares.

     EMPLOYEE EQUITY INCENTIVE PLAN

     The Incentra Option Plan provides for the granting of options to key employees, officers and certain individuals to purchase shares of the Company's common stock. The Company currently has reserved 6,000,000 shares of common stock for issuance under the Incentra Option Plan. An increase in the number of shares reserved from 6,000,000 to 22,625,000 was approved by the Board of Directors and shareholders and the effectiveness of the increase is subject to the Company filing a Schedule 14C Information Statement. The Incentra Option Plan has a term of ten years. The Incentra Option Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights and restricted stock awards. The Incentra Option Plan is administered by the Company's Board of Directors. The exercise price of non-statutory stock options may be equal to or more or less than 100 percent (100%) of the fair market value of shares of common stock on the date of grant. The exercise price for incentive stock options may not be less than 100 percent (100%) of the fair market value of shares of common stock on the date of the grant (110 percent (110%) of fair market value in the case of incentive stock options granted to employees who hold more than ten percent (10%) of the voting power of the issued and outstanding shares of common stock).

     Options granted under the Incentra Option Plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent (10%) of the voting power of the Company's common stock) and generally vest over a three-year period. Options generally terminate three months after the termination of employment for any reason other than death, disability or retirement, and are not transferable by the employee other than by will or the laws of descent and distribution.

     The Company has granted nonqualified stock options to certain employees of the Company. Such options have been granted with an exercise price below market at the date of grant. The options vest immediately or contain accelerated vesting, or vest over three yeas beginning on the first anniversary of the grant date, and are exercisable for a period of three to ten yeas. The Company has also granted nonqualified stock options to certain directors and consultants. These options have been granted with an exercise price at or below market at the date of the grant, vest immediately, and are exercisable for a period of not more than ten years.

     The Incentra Option Plan also provides for grants of stock appreciation rights ("SARs"), which entitle a participant to receive a cash payment, equal to the difference between the fair market value of a share of common stock on the exercise date and the exercise price of SAR. The exercise price of any SAR granted under the Incentra Option Plan will be determined by the Board of Directors at its discretion at the time of the grant. SARs granted under the Incentra Option Plan may not be exercisable for more than a ten-year period. SARs generally terminate one month after the termination of the grantee's employment for any reason other than death, disability or retirement. Although our Board of Directors has the authority to grant SARs, they have not granted, and do not have any present plans to grant SARs.

     Restricted stock awards, which are grants of shares of common stock that are subject to a restricted period during which such shares may not be sold, assigned, transferred, made subject to a gift, or otherwise disposed

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

     of, or mortgaged, pledged or otherwise encumbered, may also be made under the Incentra Option Plan. At this time, our Board of Directors has not granted, and does not have any plans to grant, restricted shares of common stock.

     A summary of all activity in the Incentra Option Plan is as follows:

                                                                     WEIGHTED
                                                    NUMBER           AVERAGE
                                                  OF OPTIONS      EXERCISE PRICE
                                                 ------------     --------------
     Balance, January 1, 2004                       2,623,712       $      0.62
     Granted                                       15,849,663              0.27
     Exercised                                       (100,000)             0.28
     Forfeited                                        (82,772)             0.33
                                                 ------------       ------------
     Balance, December 31, 2004                    18,290,603       $      0.32
                                                 ============       ============


                            OUTSTANDING OPTIONS            EXERCISABLE OPTIONS
                    -----------------------------------   ----------------------
                                   WEIGHTED
                                    AVERAGE    WEIGHTED                 WEIGHTED
                      SHARES      REMAINING     AVERAGE     SHARES       AVERAGE
       EXERCISE        UNDER     CONTRACTUAL   EXERCISE    CURRENTLY    EXERCISE
        PRICE         OPTION         LIFE        PRICE    EXERCISABLE    PRICE
     ------------   ----------   -----------   --------   -----------   --------
     $0.16 - 1.39   18,005,603         2.40    $   0.27     4,962,492   $   0.26
      2.00 - 2.90      110,000         4.40        2.41       110,000       2.41
             4.00      175,000         1.60        4.00       175,000       4.00
                    ----------                            -----------
                    18,290,603         2.40        0.32     5,247,492       0.43
                    ==========                            ===========


     MANAGEDSTORAGE INTERNATIONAL, INC. - 2000 STOCK OPTION AND GRANT PLAN

     Prior to the Acquisition, MSI adopted and administered its 2000 Stock Option and Grant Plan (the "MSI Plan") for its employees, directors, consultants and other key persons. In connection with the Acquisition, no additional grants will be made under the MSI Plan, however, outstanding stock options issued pursuant to the MSI Plan may be exercised for unregistered common shares. As provided in the Acquisition Agreement, upon the exercise of any outstanding options issued under the MSI Plan, the Company will issue 0.3089 shares of common stock for each share of MSI common stock that would have been issuable upon the exercise of such options.

     The maximum number of shares of unregistered common stock available for issuance to eligible employees, consultants, and directors of the Company under the MSI Plan is 2,196,006 at December 31, 2004. Options to purchase the Company's unregistered common stock are exercisable at a price as determined by the board of directors at the time the option is granted. Under the terms of the MSI Plan, the exercise prices for incentive stock

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

     options granted shall not be less than 100% of the fair market value of the unregistered common stock or common stock of the Company at the date of grant, or if a participant owns more than 10% of the Company, the option price may not be less than 110% of the fair market value of the unregistered common stock or common stock. No incentive stock options may be exercised more than 10 years from the date of grant, or when an employee owns more than 10% of the Company, the incentive stock options may not be exercised more than five years from the date of grant.

     The MSI Plan is administered by the board of directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options are to be granted, the number of shares of unregistered common stock and common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award. Options granted during 2004 vest over a four-year period, 25% per year, commencing on the one-year anniversary of the grant and/or the employee hire date. Unless terminated or otherwise canceled under the MSI Plan provisions, the contractual life of all such options is no greater than ten years.

     During 2003, a total of 2,179,843 stock options were granted (net of cancellations) with exercise prices less than the estimated fair value of the underlying common stock resulting in total deferred compensation expense to be recognized ratably over the vesting period of $635,111 of which $199,686 and $290,436 was recognized during 2004 and 2003, respectively.

     During 2002, a total of 21,422 shares of restricted stock were purchased by employees for prices less than their estimated fair value, resulting in $35,447 of compensation expense which will be recognized over the vesting period, of which $8,860 and $17,982 was recognized through December 31, 2004 and 2003, respectively.

     Options which were granted during 2000 and 2001 vest over a four-year period, 25% commencing on the one-year anniversary date of the grant and 6.25% each three-month period thereafter. All 2000 and 2001 options were cancelled in 2002. The cancelled options were replaced with 4,363 options and 3,636 shares of restricted stock. The replacement options and restricted stock are subject to the variable accounting rules under FIN 44. The option exercise price on the replacement options was $1.62 per share, which exceeded the fair value of the Company's common stock as of December 31, 2003.

     The purchase price on the replacement restricted stock was $0.016 and the estimated fair value of the underlying common stock on December 31, 2003 was $0.3237. On December 31, 2003, 2,660 shares of the replacement-restricted stock were vested and $818 cumulative compensation expense had been recognized.

     A summary of all activity in the MSI Plan is as follows:

                                                                  WEIGHTED
                                                    NUMBER        AVERAGE
                                                  OF OPTIONS   EXERCISE PRICE
                                                  ----------   --------------
     Balance, December 31, 2002                        2,012   $         1.62
     Granted                                       2,495,890             0.03
     Exercised                                       (15,392)            0.05
     Forfeited                                      (190,455)            0.05
                                                  ----------   --------------
     Balance, December 31, 2003                    2,292,055             0.05
                                                  ----------   --------------
     Granted                                         222,251             0.32
     Exercised                                       (39,469)            0.33
     Forfeited                                      (278,831)            0.28
                                                  ----------   --------------
    Balance, December 31, 2004                     2,196,006   $         0.05
                                                  ==========   ==============

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


                            OUTSTANDING OPTIONS            EXERCISABLE OPTIONS
                    -----------------------------------   ----------------------
                                   WEIGHTED
                                    AVERAGE    WEIGHTED                 WEIGHTED
                      SHARES      REMAINING     AVERAGE     SHARES       AVERAGE
       EXERCISE        UNDER     CONTRACTUAL   EXERCISE    CURRENTLY    EXERCISE
        PRICE         OPTION         LIFE        PRICE    EXERCISABLE    PRICE
     ------------   ----------   -----------   --------   -----------   --------
     $       0.03    2,083,044          8.12   $   0.03     1,029,779   $   0.03
             0.32      112,285          9.14       0.32         9,457       0.32
             1.62          677          7.31       1.62           677       1.62
                    ----------                            -----------
                     2,196,006          8.17       0.05     1,039,913       0.03
                    ==========                            ===========

     In 2002, the Company issued restricted stock grants, which are restricted in terms of their disposal and vesting. Vesting of restricted stock awards is determined by the board of directors for each specific grant. On April 24, 2002, the Company sold 1,663,668 restricted shares under the Option Plan to members of management. The shares sold in 2002 vest over a four-year period, 25% per year, commencing on the one-year anniversary of the grantee's date of hire.

EMPLOYEE BONUS PLAN

In connection with the Acquisition, the Company assumed the Front Porch Digital, Inc. Employee Bonus Plan (the "Bonus Plan"). In March 2001, the Board of Directors adopted the Bonus Plan to promote the interests of the Company and shareholders by permitting the Company to award bonuses in cash or in shares of common stock to key employees in order to reward such employees for their successful efforts in attaining objectives beneficial to the growth and profitability of the Company and to retain their services. The Company has reserved 2,000,000 shares, subject to adjustment, of common stock for issuance under the Bonus Plan. As of December 31, 2004, no shares have been issued under this plan. The Bonus Plan will terminate on March 31, 2006, except that the Board of Directors may terminate the Bonus Plan (except with respect to any outstanding bonus awards) at an earlier date.

The Bonus Plan is administered by either the Board of Directors or the Compensation Committee of the Board. Members of the Compensation Committee are eligible to receive bonuses only if such bonuses are granted by the Board of Directors.

The Board of Directors or the Compensation Committee has the authority to determine which key employees shall be awarded bonuses; the amounts of bonuses and the number of shares of common stock, if any, to be awarded; and all other terms and combinations of performance measurement criteria, which may differ as to various key employees or attainment of certain performance levels. The Board of Directors or the Compensation Committee decides whether performance criteria have been met, whether and when to award bonuses, time payment of bonuses, and whether to pay bonuses in cash or in common stock or any combination thereof. The determinations of the Board of Directors or the Compensation Committee, as the case may be, on these matters shall be conclusive. The number of shares of common stock to be awarded as a bonus is to be equal in value to a fixed cash amount, with the value of such common stock computed at the higher of (a) the fair market value of the common stock to be awarded on date of award, or (b) the par value of the common stock to be awarded.

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

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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


(13) WARRANTS

     In determining the fair value of warrants granted in 2004, the Company utilized the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 1.16%, expected volatility of 143%, and expected lives of five to seven years.

     At December 31, 2004, the Company had the following warrants outstanding for the purchase of its common stock:

                                                          NUMBER OF     EXERCISE
             DESCRIPTION            EXPIRATION DATE    SHARES ISSUABLE    PRICE
             -----------            ---------------    ---------------  --------
     Issued to original Front
     Porch Shareholders                 May 2, 2005       2,900,000     $ 0.50

                                   February 1, 2005         160,000     $ 0.50
                                (which has expired)
                                     March 31, 2007         300,000     $ 0.65

     Issued in connection with
     notes payable                December 31, 2005         800,000     $ 1.00

     Issued in connection with
     a private placement           October 31, 2005         129,500     $ 2.40


     Issued to note holder        December 31, 2007         225,000     $ 0.10

     Issued to Equity Pier
     in exchange for consulting
     services (Note 15)           February 28, 2006       3,324,696     $ 2.00

     Issued to noteholder               May 1, 2008         100,000     $ 0.10

     Issued to noteholder               May 1, 2008         500,000     $ 0.10

     Issued in connection with
     debt issuance                     May 13, 2011       5,178,500     $ 0.48

     Issued in exchange for
     liquidated damages            October 25, 2011         500,000     $ 0.50

     Issued in exchange for
     services in financing
     transaction                   January 10, 2008         202,740     $ 0.0003
                                                        -----------

                                                         14,320,436
     Total warrants outstanding                         ===========

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     At December 31, 2004, the Company had the following warrants outstanding for the purchase of its Series A Convertible Preferred Stock:

                                                          NUMBER OF     EXERCISE
             DESCRIPTION            EXPIRATION DATE    SHARES ISSUABLE    PRICE
             -----------            ---------------    ---------------  --------
     Issued to lease holder
     in connection with
     equipment lease facility     November 20, 2010           6,954      $10.35

     Issued in exchange for
     services in financing
     transaction                   January 10, 2008          26,075      $10.35
                                                        -----------

     Total warrants outstanding                              33,029
                                                        ===========


(14) EMPLOYEE CONTRIBUTION PLAN

     The Company sponsors a 401(k) Savings Plan (the Plan). The Plan is a defined contribution plan for all regular domestic employees of the Company's ManagedStorage International, Inc. subsidiary who have attained at least 18 years of age. Employees who meet these requirements may become a participant in the Plan on the first day of the following month after meeting the eligibility requirements.

     Participants may elect to make contributions ranging from 1% to 60% of their eligible compensation, subject to limitations based on provisions of the tax law. The Company may make a discretionary pretax matching contribution. The amount would be equal to a percentage determined annually by a board of directors' resolution. To date, no matching contributions have been made.

     Employee contributions are 100% vested. Company contributions, when made, will be subject to the following vesting schedule: Up to one year of service, 40% vested; two years of service, 80% vested; three or more years of service, 100% vested.

(15) RELATED-PARTY TRANSACTIONS

     The Company's Chairman of the Board and Chief Executive Officer (the "CEO"), is the founder and managing partner of Equity Pier LLC ("Equity Pier"). During 2004 and 2003, the Company incurred liabilities to Equity Pier totaling $100,571 and $153,320, respectively, primarily related to the reimbursement of airplane usage, travel and business expenses incurred by the CEO and other executives. In addition, the Company leased office space from Equity Pier in 2004 and 2003. Total costs incurred under the leasing arrangement and associated expenses (utilities, supplies and insurance) amounted to $204,623 and $184,420, respectively. During 2004 and 2003, the Company paid consulting fees and other reimbursable expenses to shareholders of Equity Pier, excluding salaries paid to shareholders of Equity Pier in their capacity as employees of MSI, of $18,613 and $191,884 respectively.

     The Company acquired equipment and equipment maintenance services from two shareholders in the amount of $191,142 for the year ended December 31, 2003.

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     During 2004, a director of the Company entered into a consulting agreement with the Company to provide consulting services in the broadcast industry. The agreement began on June 1, 2004 and expires May 31, 2005. The agreement requires monthly payments of $2,500 plus expenses. During 2004, the Company paid the director $18,711 in consulting fees and expenses.

(16) INCOME TAXES

     The domestic and foreign components of loss before income taxes for the years ended December 31, 2004 and 2003 are as follows:

                                                   2004                2003
                                              -------------       -------------
     Domestic                                 $ (11,343,294)      $ (10,991,371)
     Foreign                                      1,305,000                  --
                                              -------------       -------------
                                              $ (10,038,294)      $ (10,991,371)
                                              =============       =============

     The income tax provision of $400,000 for the year ended December 31, 2004, consisted solely of deferred, foreign income tax expense related to the Company's French subsidiary. There was no income tax expense (benefit) in 2003.

     The reconciliation between the federal statutory tax rate and the Company's effective tax rate on (loss) for 2004 and 2003 is as follows:

                                                                2004      2003
                                                               ------    ------
     Expected  tax  benefit of  federal  statutory  tax rate   (34.0%)   (35.0%)
     Increase (reduction) resulting from:
        State tax - net of federal tax benefit                  (4.4%)    (4.1%)
        Effect of permanent differences                         10.3%      5.1%
        Foreign taxes                                            4.0%       --
        Other                                                      0%      2.5%
        Change in valuation allowance                           28.1%     31.5%
                                                                -----     -----
           Actual income tax expense                             4.0%        0%
                                                                =====     =====

     At December 31, 2004, the Company had available for federal and state income tax purposes, net operating loss carry forwards of approximately $88,000,000 that expire between 2007 and 2024 and foreign loss carry forwards of approximately $16,000,000 with no expiration.

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

     The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. Such a change in ownership may limit the Company's utilization of its net operating loss carry forwards. As a result of a private placement in 2003 and a reverse acquisition in 2004, the Company believes that there are substantial limitations on the utilization of its net operating loss carry forwards.

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consist of the following as of December 31, 2004:

     Deferred tax assets:
        Accrued liabilities and other                         $     516,583
        Property and equipment                                      630,916
        Loss carryforwards                                       35,037,283
                                                              -------------
              Deferred tax assets                                36,184,782
                                                              -------------

     Deferred tax liabilities:
        Intangible assets - Front Porch Digital Acquisition      (5,528,725)
        Unremitted earnings of French subsidiary                 (1,357,960)
                                                              -------------
              Deferred tax liabilities                           (6,886,685)
                                                              -------------

              Net deferred tax assets                            29,298,097
              Valuation allowance                               (29,298,097)
                                                              -------------
        Net deferred tax assets                               $      --
                                                              =============


     Management has recorded a valuation allowance against the entire deferred tax asset, as management does not consider the realization of this asset to be more likely than not. The decrease in the valuation allowance during the year ended December 31, 2004 was $942,204.

     Undistributed earnings of foreign subsidiaries amounted to $3.4 million at December 31, 2004. These undistributed earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal or state income taxes has been provided.

     In addition, any tax benefits recognized in future periods for deferred tax assets of MSI allowed for at the date of the Acquisition, are to be first applied to reduce to zero, intangible assets related to the Acquisition.


(17) SUBSEQUENT EVENTS

     (A)  ACQUISITION OF STAR SOLUTIONS OF DELAWARE, INC.

     On February 18, 2005 (the "Closing Date"), the Company acquired all of the outstanding capital stock of STAR Solutions of Delaware, Inc., a privately-held Delaware corporation ("Star"). The acquisition was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). The results of operations of STAR, will be included in the Company's consolidated financial statements beginning on Feb. 18, 2005.

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


     Pursuant to the Merger Agreement, the purchase price consisted of (i) a cash payment of $1,422,000, (ii) the issuance of 12,617,555 unregistered shares of the Company's common stock and (iii) the issuance of an unsecured convertible promissory note for $2.5 million (the "Note"). In addition, the Company paid $78,000 to the sole remaining stockholder of Star in exchange for all shares of capital stock of Star held by such stockholder. Among other terms and conditions of the Merger Agreement, as soon as practicable after the Closing Date the Company is required to take all necessary actions (including amending the articles of incorporation) to ensure that the Company will have sufficient authorized but unissued shares of common stock to permit the conversion of the Note in accordance with its terms. The Company paid approximately $0.4 million in investment banking fees associated with the transaction.

     Interest on the Note accrues an annual rate of 0.5% which has been discounted to reflect a fair value rate of interest. Principal is payable as follows: (i) $125,861 on May 1, 2005, (ii) eight consecutive quarterly payments of $251,722, commencing on August 1, 2005, and (iii) a single payment of $377,583 on August 1, 2007 (each of the foregoing dates, a "Payment Due Date"). All or a portion of the outstanding principal and interest due under the Note may be converted by the holder into shares of common stock at any time from the end of each calendar quarter immediately preceding a Payment Due Date until and including one day prior to such Payment Due Date. The Note is initially convertible at a conversion price equal to the greater of (i) $0.40 or (ii) seventy percent (70%) of the average closing price of the Company's common stock, as reported on the Over-The-Counter Bulletin Board, for the ten (10) consecutive trading days ending on and including the last day of the calendar quarter immediately preceding the applicable Payment Due Date. As of the Closing Date, the Note was convertible into a maximum of 6,250,000 shares of common stock. The Company's obligations under the Note are not secured by any of the Company's assets.

     The Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the Note). Such events of default include the occurrence of any of the following events: (i) failure to pay within ten (10) days after the applicable due date any amounts payable under the Note, (ii) an assignment for the benefit of creditors, or (iii) failure to perform any material covenant under the Merger Agreement, the registration rights agreement of the consulting agreement described below or any other material agreement between the seller and the Company. Principal amounts not paid when due (subject to applicable cure periods) bear interest at twelve percent (12%).

     Concurrent with the consummation of the acquisition, the Company entered into a registration rights agreement with the seller, pursuant to which, at any time after March 1, 2006, the seller shall have the right to cause the Company to register under the Securities Act of 1933, as amended, the shares of common stock issued to him in the acquisition and the shares of common stock issuable upon conversion of the Note. The agreement also provides that, after March 1, 2006, the seller shall have `piggy-back' registration rights.

     The following represents the preliminary purchase price allocation at the date of the Star acquisition:

     Cash and cash equivalents                                 $ 1,598,000
     Other current assets                                          687,000
     Property and equipment                                         20,000
     Other assets                                                    7,000
     Intangible assets                                           8,704,000
     Current liabilities                                        (1,421,000)
     Other liabilities                                          (1,900,000)

                                                               -----------
     Total purchase price                                      $ 7,695,000
                                                               ===========

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


The purchase price is not considered final as of the date of this report, as the Company and its independent valuation advisors are still reviewing all of the underlying assumptions and calculations used in the allocation. However, the Company does not believe the final purchase price allocation will be materially different than that presented herein.

In addition, on February 18, 2005, Star obtained a revolving line of credit from Wells Fargo Bank, N.A., which provides for borrowings until March 1, 2007, of up to $5,000,000. See further discussion of this credit facility in item (E) below.

(B)  AMENDMENT TO SENIOR SECURED CONVERTIBLE NOTE

On February 17, 2005, the Company entered into an Amendment and Waiver (the "Laurus Amendment and Waiver") with Laurus. The Laurus Amendment and Waiver waives certain events of default under the Registration Rights Agreement, (as amended on October 25, 2004) and the Term Note. Pursuant to the Laurus Amendment and Waiver, Laurus agreed to waive all fees and default interest arising from the Company's failure to pay the liquidated damages set forth in the Registration Rights Agreement and further waive any liquidated damages due and payable to Laurus in connection with the Company's failure to maintain the effectiveness of the Registration Statement.

On February 18, 2005, the Company entered into a Waiver and Subordination Agreement with Laurus (the "Laurus Subordination"). The Laurus Subordination waives the Company's obligation under the Securities Purchase Agreement, to cause a new wholly-owned subsidiary STAR Solutions of Delaware, Inc. to become a party to the Master Security Agreement. Pursuant to the Laurus Subordination, Laurus also agreed to subordinate to the lender its security interest in the accounts receivable and other rights to payments, general intangibles, equipment and inventory of the new entity.

In consideration of the waivers and subordination by Laurus described above, the Company agreed to issue Laurus an immediately exercisable seven-year warrant to purchase 3,625,000 shares of common stock at an exercise price of $0.26 per share, at any time on or prior to February 17, 2012 (the "Additional Warrant") and further agreed to amend the Registration Statement to include the shares of common stock issuable upon exercise of the Additional Warrant, such amendment to be filed on or before April 10, 2005 and to be made effective by the Securities and Exchange Commission no later than May 10, 2005. At December 31, 2004, the Company had accrued $75,000 for the warrant value based on the terms of the Note agreement relating to liquidated damages for not meeting the deadlines for the Registration Rights Agreement.

(C)  AMENDMENT TO CAPITAL LEASE AGREEMENT

On March 2, 2005, the Company entered into an amendment of its Lease Line. Under this amendment, the Company may draw an additional $500,000 (the "New Credit Facility") for equipment purchases through June 30, 2005. The amendment also grants the Company a call option to purchase equipment from the lessor. If any part of the New Credit Facility amount is unfunded on June 30, 2005, the Company is to pay the lessor 5% of such unfunded amount upon demand by the lessor. The term of the agreement is for term leases for 15 months with an interest rate of 14.96%.

                    Incentra Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


(D)  ACQUISITION OF PWI TECHNOLOGIES, INC.

On March 30, 2005, the Company acquired 100% of the outstanding capital stock of privately-held PWI Technologies, Inc. ("PWI") of Kirkland, WA. PWI is a systems integrator and solutions provider of Information Technology consulting, storage solutions, hardware, software and selected managed services to customers in financial services, communications, government, healthcare and manufacturing. The results of operations of PWI will be included in the Company's consolidated financial statements beginning on April 1, 2005.

The purchase price of PWI consisted of $2.3 million in cash and 8,419,340 shares of the Company's common stock. In addition, the former PWI shareholders have the opportunity to earn an additional $200,000 in cash and $1.0 million in common stock of the Company based upon achieving certain earn out requirements. Should PWI exceed the earn out requirements, its former shareholders can earn additional common stock equitable to PWI's EBITDA contribution over the earn out requirement. The Company paid approximately $0.3 million in investment banking fees associated with the transaction. Due to the timing of the acquisition, the Company does not have a preliminary purchase price allocation for the transaction.

Financing for the cash component of the purchase was provided by Wells Fargo Bank, N.A. through the existing Line of Credit ("LOC") established as part of the acquisition of STAR described below. In connection with the financing, the LOC was amended to make PWI a co-borrower under the agreements and to modify certain financial covenants to accommodate the addition of PWI to the LOC.

(E) WELLS FARGO REVOLVING LINE OF CREDIT

On February 18, 2004, STAR, obtained a revolving line of credit from Wells Fargo Bank, N. A. ("Wells Fargo"), which provides for borrowings, from time to time until March 1, 2007, of up to $5,000,000. In connection with the line of credit, on February 18, 2005, STAR entered into a credit agreement(the "Credit Agreement") with Wells Fargo and executed in favor of Wells Fargo a revolving line of credit note (the "LOC Note"), a continuing security agreement (rights to payment and inventory) ("Security Agreement #1") and a security agreement (equipment) ("Security Agreement #2, and collectively with Security Agreement #1, the "Security Agreements"). The Credit Agreement, the LOC Note and the Security Agreements are collectively referred to as the "Loan Documents."

Pursuant to the Credit Agreement, the maximum principal amount of all borrowings under the line of credit cannot exceed 80% of STAR's eligible accounts receivable. The Credit Agreement further provides that all borrowed amounts shall, at the option of Wells Fargo and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the Credit Agreement). Principal amounts not paid when due bear interest at 4% above the per annum rate of interest of the LOC Note.

The LOC Note provides that interest on all outstanding principal amounts shall accrue at a rate per annum equal to the "Prime Rate" (as reported by Wells Fargo) plus 1.5% (subject to certain adjustments based on STAR's tangible net worth (as defined in the Credit Agreement). Interest on the LOC Note is payable monthly on the first day of each month during the term of the LOC Note, commencing April 1, 2005. Pursuant to the Security Agreements, borrowings under the line of credit are secured by a first priority lien on all of STAR's assets. If an event of default occurs under the Security Agreements or the Note, Wells Fargo has the right to accelerate payments under the LOC Note and, in addition to any other remedies available to it, to foreclose upon the assets securing the LOC Note. In addition, the LOC contains certain financial covenants for which compliance is measured quarterly.