Form 10QSB
period 2005-03-31
INCENTRA SOLUTIONS, INC.
filed 2005-05-16
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.

                        Commission File Number 333-16031

                            INCENTRA SOLUTIONS, INC.
                            ------------------------
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

                                 (303) 449-8279
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

As of May 12, 2005, 126,245,072 shares of the issuer's common stock, $.001 par value per share, and 2,466,971 shares of the issuer's Series A preferred stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION


                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                       $   2,205,908
  Accounts receivable, net of allowance for doubtful
    accounts of $517,000                                             12,280,080
  Other current assets                                                  932,376
                                                                  -------------
Total current assets                                                 15,418,364
                                                                  -------------

Property and equipment, net                                           2,423,675
Capitalized software development costs, net                           1,452,853
Intangible assets, net                                               16,256,339
Goodwill                                                             14,564,785
Other assets                                                            985,228
                                                                  -------------
                                                                     35,682,880
                                                                  -------------

TOTAL ASSETS                                                      $  51,101,244
                                                                  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of note payable, capital leases and
    other long-term obligations                                   $   3,069,610
  Accounts payable                                                    9,122,551
  Accrued expenses                                                    3,881,962
  Current portion of deferred revenue                                 1,666,711
                                                                  -------------
Total current liabilities                                            17,740,834
                                                                  -------------

Note payable, capital leases and other long-term
  obligations, net of current portion                                 7,268,248
Derivative warrant liability                                          1,884,039
Deferred revenue, net of current portion                                120,205
                                                                  -------------
                                                                      9,272,492
                                                                  -------------
TOTAL LIABILITIES                                                    27,013,326
                                                                  -------------

Commitments and contingencies

Series A convertible redeemable preferred stock,
  $.001 par value, $31,500,000 liquidation preference,
  2,500,000 shares authorized, 2,466,971 shares issued
  and outstanding                                                    22,655,158
                                                                  -------------

Shareholders' equity:
  Preferred stock, nonvoting, $.001 par value, 2,500,000
    shares authorized, none issued or outstanding                            --
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 127,530,513 shares issued, 126,096,874
    shares outstanding, 1,433,639 shares in treasury                    126,097
  Additional paid-in capital                                        122,132,054
  Accumulated other comprehensive loss                                  (58,049)
  Accumulated deficit                                              (120,767,342)
                                                                  -------------
TOTAL SHAREHOLDERS' EQUITY                                            1,432,760
                                                                  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  51,101,244
                                                                  =============


See accompanying notes to unaudited condensed consolidated financial statements.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                      2005             2004
                                                 -------------    -------------

Revenues:
  Products                                       $   3,231,513    $     371,500
  Services                                           2,775,652        1,992,296
                                                 -------------    -------------
TOTAL REVENUE                                        6,007,165        2,363,796
                                                 -------------    -------------

Cost of revenue:
  Products                                           1,276,375               --
  Services                                           1,787,610        1,212,337
                                                 -------------    -------------
Total cost of revenue                                3,063,985        1,212,337
                                                 -------------    -------------
GROSS MARGIN                                         2,943,180        1,151,459
                                                 -------------    -------------

Selling, general and administrative                  4,027,373        2,055,202
Amortization                                           785,281          237,476
Depreciation                                            71,143           44,917
Impairment of goodwill                                      --           61,428
                                                 -------------    -------------
                                                     4,883,797        2,399,023
                                                 -------------    -------------
LOSS FROM OPERATIONS                                (1,940,617)      (1,247,564)
                                                 -------------    -------------

Other income (expense):
  Interest income                                       22,431           17,429
  Interest expense                                    (561,310)        (693,514)
  Other income                                         366,741           40,744
  Foreign currency transaction gain (loss)              82,189             (312)
                                                 -------------    -------------
                                                       (89,949)        (635,653)
                                                 -------------    -------------

LOSS BEFORE INCOME TAX                              (2,030,566)      (1,883,217)
                                                 -------------    -------------
Income tax expense                                    (318,000)              --
                                                 -------------    -------------
NET LOSS                                            (2,348,566)      (1,883,217)
                                                 -------------    -------------

Deemed dividends on redeemable preferred stock              --         (147,945)
Accretion of redeemable preferred stock to
  redemption amount                                   (654,391)          (7,833)
                                                 -------------    -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS       $  (3,002,957)   $  (2,038,995)
                                                 =============    =============

COMPREHENSIVE LOSS
Net loss                                           $(2,348,566)     $(1,883,217)
Foreign currency translation adjustment                (77,233)              --
                                                 -------------    -------------
                                                   $(2,425,799)     $(1,883,217)
                                                 =============    =============

Weighted average number of common shares
  outstanding - basic and diluted                  110,901,525       19,498,274
                                                 =============    =============
Basic and diluted net loss per share
  applicable to common shareholders              $       (0.03)   $       (0.10)
                                                 =============    =============


See accompanying notes to unaudited condensed consolidated financial statements.

                            INCENTRA SOLUTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                                 2005             2004
                                                                                             -------------    -------------
Cash flows from operating activities:
  Net loss                                                                                   $  (2,348,566)   $  (1,883,217)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                                   394,700          403,711
    Amortization of intangible assets and software development costs                               890,454          324,582
    Amortization of non-cash loan discount                                                          10,188            3,822
    Stock-based compensation                                                                       155,515           44,309
    Non-cash interest expense                                                                      526,447               --
    Non-cash interest expense on Series C mandatorily redeemable preferred stock liability              --          656,668
    Non-cash tax expense                                                                           318,000               --
    Share of losses of Front Porch Digital, Inc. and related impairment of goodwill                     --           61,428
    Gain on disposal of assets                                                                          --          (22,634)
    Bad debt expense                                                                                    --           51,263
    Gain on revaluation of derivative warrant liability                                           (341,495)              --
    Changes in operating assets and liabilities, net of business acquisitions:
      Accounts and other receivables                                                              (965,496)        (467,233)
      Other current assets                                                                         (90,777)          39,801
      Other assets                                                                                 (17,462)        (103,285)
      Accounts payable                                                                             296,984          154,229
      Accrued liabilities                                                                          (80,677)         162,746
      Deferred revenue                                                                             424,404         (361,605)
      Other liabilities                                                                            (66,212)          (3,466)
                                                                                             -------------    -------------
            Net cash used in operating activities                                                 (893,993)        (938,881)
                                                                                             -------------    -------------
Cash flows from investing activities:
  Purchases of property and equipment                                                             (155,995)        (849,872)
  Capitalized software development costs                                                          (399,311)         (87,487)
  Proceeds from sale of property and equipment                                                         750           38,358
  Cash acquired in STAR acquisition (Note 2)                                                     1,597,498               --
  Cash acquired in PWI acquisition (Note 2)                                                         74,297               --
  Net change in restricted cash                                                                       (175)            (158)
  Maturies of short-term investments                                                                    --        3,793,099
                                                                                             -------------    -------------
            Net cash provided by investing activities                                            1,117,064        2,893,940
                                                                                             -------------    -------------
Cash flows from financing activities:
  Proceeds from lease line of credit                                                               164,177          373,602
  Payments on capital leases, notes payable and other long term liabilities                     (1,213,386)        (158,388)
  Proceeds from exercise of stock options and purchase of restricted stock                              --               79
                                                                                             -------------    -------------
            Net cash (used in) provided by financing activities                                 (1,049,209)         215,293
                                                                                             -------------    -------------

Effect of exchange rate changes on cash and cash equivalents                                       (36,412)              --
                                                                                             -------------    -------------

            Net (decrease) increase in cash and cash equivalents                                  (862,550)       2,170,352
Cash and cash equivalents at beginning of period                                                 3,068,458        2,201,192
                                                                                             -------------    -------------
Cash and cash equivalents at end of period                                                   $   2,205,908    $   4,371,544
                                                                                             =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                                   $      99,676    $      16,913

Supplemental disclosures of non-cash investing and financing activities:
  Net assets acquired in STAR acquistion, excluding cash (Note 2)                                6,097,510               --
  Net assets acquired in PWI acquistion, excluding cash (Note 2)                                 4,310,840               --
  Purchases of property and equipment included in accounts payable                                  80,279          283,306


See accompanying notes to unaudited condensed consolidated financial statements.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION AND BASIS OF PRESENTATION

       Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as the "Company", "we", "us" or "our"), formerly Front Porch Digital, Inc. ("FPDI" or "Front Porch"), was organized and incorporated in the state of Nevada. On October 25, 2004, the name of the Company was changed from Front Porch Digital, Inc. to Incentra Solutions, Inc., and the common stock of the Company now trades on the Over-the-Counter Bulletin Board under the trading symbol "ICEN". On March 30, 2005, we acquired PWI Technologies, Inc., a privately-held Washington corporation ("PWI"). On February 18, 2005, we acquired STAR Solutions of Delaware, Inc., a privately-held Delaware corporation ("STAR"). On August 18, 2004, we acquired ManagedStorage International, Inc., a Delaware corporation incorporated in March 2000 ("MSI"). The MSI acquisition was accounted for as a reverse merger, and therefore, MSI was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented herein include the financial statements of MSI for all periods prior to August 18, 2004 and the condensed consolidated financial statements of the companies from the dates of the acquisitions forward.

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

       Through MSI, we deliver comprehensive storage services, including professional services, third-party hardware/software procurement and resale, financing solutions, remote monitoring/management services and first call support for third-party hardware and software maintenance. MSI focuses on providing data protection solutions and services that ensure that its customers' data is backed-up and recoverable and meets internal data retention compliance policies. MSI's remote monitoring and management services are delivered from its Storage Network Operations Center ("NOC") in Broomfield, Colorado, which monitors and manages a wide spectrum of diverse storage infrastructures on a 24x7 basis throughout the United States, the United Kingdom, the Netherlands, Bermuda and Japan. MSI delivers this service worldwide using its proprietary GridWorks Operations Support System, which enables automated remote monitoring and management of complete storage infrastructures and

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

       back-up applications. MSI provides outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized. We believe customers benefit from improved operating effectiveness with reduced operating costs and reductions in capital expenditures.

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

       Our customers are located in North America, Europe, Asia and the Pacific Rim.

       The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

       Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation. We do not believe the effects of such reclassifications are material. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2005.

       MANAGEMENT'S PLANS

       Our 2005 operating plan and the execution thereof is focused on increasing revenue, controlling costs, and conserving cash; however, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. Our 2005 plan also includes growth through our recent business acquisitions (Note 2). We cannot predict with certainty the expected revenue, gross profit margin, net loss, and/or usage of cash and cash equivalents as a result of these acquisitions. However, we believe that our cash and cash equivalents and working capital will provide sufficient capital resources to fund our operations, debt service requirements, and working capital needs at least through March 31, 2006.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

       STOCK-BASED COMPENSATION

       We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44 (FIN 44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, to account for our fixed-plan stock options. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net loss if the fair value-based method had been applied to all outstanding and unvested awards in the three months ended March 31, 2005 and 2004. All amounts except per share amounts in (000's):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                            2005        2004
                                                          ---------   ---------
       Net loss before deemed dividends and accretion
         on preferred stock, as reported                  $  (2,349)  $  (1,883)
       Add stock-based employee compensation expense
         included in reported net loss                          156          44
       Deduct total stock-based employee compensation
         expense determined under fair value-based
         method for all awards                                 (510)        (47)
                                                          ---------   ---------
       Pro forma net loss before deemed dividends and
         accretion on preferred stock                     $  (2,703)  $  (1,886)
                                                          =========   =========
       Net loss per weighted average common share
         outstanding - basic and diluted - pro forma      $   (0.03)  $   (0.10)
                                                          =========   =========

       Net loss per weighted average common share
         outstanding - basic and diluted - as reported    $   (0.03)  $   (0.10)
                                                          =========   =========

       We did not grant any options during the three months ended March 31, 2005.

       In determining the fair value of stock options granted by MSI for the three months ended March 31, 2004, we utilized the Black-Scholes valuation model to determine pro forma compensation expense under the fair value method with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 4.05%, expected volatility of 0.001%, and expected lives of ten years. The weighted average fair value of options granted during 2004 was $0.32.

       For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the vesting period of the related option. Previously recognized compensation expense for forfeited options was included as a reduction of compensation expense in the period of forfeiture.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

       FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

       The accounts of our international subsidiary, Front Porch Digital International, SAS, are translated using the exchange rate in effect at the balance sheet date, and the results of operations are translated at the average exchange rates during the period. For the three months ended March 31, 2005, we reported a cumulative translation loss of $58,049, as a component of accumulated other comprehensive loss. We are also subject to foreign exchange transaction exposure when our subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months ended March 31, 2005 and 2004 were a gain of $82,189 and a loss of $312, respectively.

       During 2004, we began managing our foreign currency cash flow exposure through the use of $/Euro forward contracts, which are considered derivative instruments and which are recorded as either an asset or liability, measured at fair value. Changes in fair value of the contracts are recognized currently by us in the statements of operations. We recorded an unrealized gain of approximately $74,600 as of March 31, 2005, which represented the change in the fair value of one foreign currency forward contract related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness.

       ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY SETTLED IN THE COMPANY'S COMMON STOCK

       We account for obligations and instruments potentially settled in our stock in accordance with Emerging Issues Task Force ("EITF") 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK ("EITF 00-19"). This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our stock.

       Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, we report changes in fair value in earnings and disclose these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. At March 31, 2005, we reassessed the value of these contracts and recorded a gain of $341,495. The classification of these contracts is reassessed at each balance sheet date.

       IMPAIRMENT OF LONG-LIVED ASSETS

       Long-lived, tangible and intangible assets that do not have indefinite lives, such as fixed assets and intellectual property, are reviewed for impairment whenever events or changes in circumstances indicate that the

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

       For the three months ended March 31, 2005 we believe that no impairment existed. For the three months ended March 31, 2004, MSI recorded impairment losses of $61,428.

       REVENUE RECOGNITION

       Revenue is recognized when all of the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

       We license software under license agreements and provide professional services, including training, installation, consulting and maintenance. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is reasonably assured, and no significant vendor obligations remain.

       We allocate revenue to each component of a contract based on objective evidence of its fair value, as established by management. Because licensing of software is generally not dependent on the professional services portion of the contract, software revenue is generally recognized upon delivery, unless a contract exists with the customer requiring customer acceptance.

       Fees for maintenance agreements are recognized ratably over the terms of the agreements. Maintenance is generally billed in advance, resulting in deferred revenue.

       We also provide software related professional services. Services are generally provided on a time and materials basis and revenue is recognized as the services are provided.

       Revenues from storage services are recognized at the time the services are provided and are billed on a monthly basis. Fees received for up-front implementation services are deferred and recognized over the term of the arrangement. Deferred revenue is recorded for billings sent to or paid by customers for which we have not yet performed the related services.

       Revenues from product sales are recognized when shipped. Consulting revenues are recognized when the services are performed.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

       SOFTWARE DEVELOPMENT COSTS

       We account for costs related to software developed for internal use and marketed for external use in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. MSI's Gridworks software product is used internally for providing services to our customers and is also marketed separately as a stand-alone product. FPDI's DIVArchive software product is marketed solely as a stand-alone product. As required by SFAS No. 86, we capitalize costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and future revenue for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated useful life of three years. For the three months ended March 31, 2005 and 2004, capitalized software development costs, which related primarily to enhancements to our
       Gridworks and DIVArchive software solutions, totaled $399,311 and $87,486, respectively. These costs are amortized on a straight-line basis over the estimated life, typically three years. For the three months ended March 31, 2005 and 2004, $117,734 and $87,106, respectively, of software development costs were charged to expense. As of March 31, 2005, the unamortized portion of software development costs was $1,452,853.

       INCOME TAXES

       Income tax expense recognized for the period ended March 31, 2005, represented income tax expense on Front Porch Digital International, SAS ("FPD International"), our wholly-owned French subsidiary. We are currently in the process of creating an agreement with FPD International for the allocation of costs related to its sale of our proprietary software solutions. Any such agreement is required to be approved by the French taxing authorities. We expect that we will be able to implement this agreement, and therefore allocate the appropriate costs to our FPD International, which we anticipate would serve to significantly reduce any income tax exposure for the remainder of the year. However, there can be no assurance that the French taxing authorities will approve this agreement with FPD International and that we will be able to reduce this income tax expense.


(2)    ACQUISITIONS

       (A)    ACQUISITION OF STAR SOLUTIONS OF DELAWARE, INC.

       On February 18, 2005 (the "STAR Closing Date"), we acquired all of the outstanding capital stock of STAR. The acquisition was effected pursuant to an Agreement and Plan of Merger (the "STAR Merger Agreement"). The results of operations of STAR were first included in our consolidated financial statements beginning on February 18, 2005.

       Pursuant to the STAR Merger  Agreement,  the purchase price  consisted of
       (i) a cash payment of $1,422,000, (ii) the issuance of 12,617,555 unregistered shares of our common stock valued at $3,136,364 (based upon the market price three days before and after the acquisition date) and
       (iii) the issuance of an unsecured convertible promissory note for $2.5 million (the "STAR Note"). In addition, we paid $78,000 to the sole remaining stockholder of STAR in exchange for all shares of capital stock of STAR held by such stockholder. We paid approximately $0.4 million in investment banking fees associated with the transaction.

       Interest on the STAR Note accrues at an annual rate of 0.5%, which has been discounted to reflect a fair value rate of interest. Principal is payable as follows: (i) $125,861 on May 1, 2005, (ii) eight consecutive quarterly payments of $251,722, commencing on August 1, 2005, and (iii) a single payment of $377,583 on August 1, 2007 (each of the foregoing dates, a "STAR Payment Due Date"). All or a portion of the outstanding principal and interest due under the STAR Note may be converted by the holder into shares of common stock at any time from the end of each calendar quarter immediately preceding a STAR Payment Due Date until and

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

       including one day prior to such STAR Payment Due Date. The STAR Note is initially convertible at a conversion price equal to the greater of (i) $0.40 or (ii) seventy percent (70%) of the average closing price of our common stock, as reported on the Over-The-Counter Bulletin Board, for the ten (10) consecutive trading days ending on and including the last day of the calendar quarter immediately preceding the applicable STAR Payment Due Date. As of the March 31, 2005, the STAR Note was convertible into a maximum of 6,250,000 shares of common stock. Our obligations under the STAR Note are not secured by any of our assets.

       The STAR Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the STAR Note). Such events of default include the occurrence of any of the following events: (i) failure to pay within ten (10) days after the applicable due date any amounts payable under the STAR Note, (ii) an assignment for the benefit of creditors, or (iii) failure to perform any material covenant under the STAR Merger Agreement, the registration rights agreement or the consulting agreement described below or any other material agreement between us and the seller. Principal amounts not paid when due (subject to applicable cure periods) bear interest at the rate of twelve percent (12%) per annum.

       Concurrent with the consummation of the acquisition, we entered into a registration rights agreement with the seller, pursuant to which, at any time after March 1, 2006, the seller shall have the right to cause us to register under the Securities Act of 1933, as amended, the shares of common stock issued to him in the acquisition and the shares of common stock issuable upon conversion of the STAR Note. The agreement also provides that, after March 1, 2006, the seller shall have 'piggy-back' registration rights.

       The following represents the preliminary purchase price allocation at the date of the STAR acquisition:

                Cash and cash equivalents                  $ 1,598,000
                Other current assets                           687,000
                Property and equipment                          20,000
                Other assets                                     7,000
                Goodwill                                     8,174,000
                Other intangible assets (3-5 year lives)       530,000
                Current liabilities                         (1,421,000)
                Other liabilities                           (1,900,000)
                                                           -----------
                Total purchase price                       $ 7,695,000
                                                           ===========

       The purchase price is not considered final as of the date of this report, as we along with our independent valuation advisors are still reviewing all of the underlying assumptions and calculations used in the allocation. However, we believe the final purchase price allocation will not be materially different than that presented herein.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

       In addition, on February 18, 2005, STAR obtained a revolving line of credit from a bank that provides for borrowings until March 1, 2007, of up to $5,000,000 (Note 7(c)).

       (B)    ACQUISITION OF PWI TECHNOLOGIES, INC.

       On March 30, 2005 (the "PWI Closing Date"), we acquired all of the outstanding capital stock of PWI. The acquisition was effected pursuant to a Stock Purchase Agreement, dated as of the PWI Closing Date (the "PWI Stock Purchase Agreement").

       The purchase price of PWI consisted of $2.3 million in cash and 8,419,340 shares of our common stock valued at $1,683,868 (based upon the market price three days before and after the acquisition date). In addition, the former PWI shareholders have the opportunity to earn an additional $200,000 in cash and $1.0 million in our common stock based upon achieving certain earn out requirements. Should PWI exceed the earn-out requirements, its former shareholders can earn additional common stock having a value equal to PWI's EBITDA contribution over the earn out requirement. We paid approximately $0.3 million in investment banking fees in connection with the transaction.

       Concurrently with the consummation of the acquisition, we granted registration rights with respect to the shares of common stock issued in the acquisition. Pursuant to the registration rights agreement executed on the PWI Closing Date, at any time after March 31, 2006, the holders of such rights shall have the right to cause us to register under the Securities Act of 1933, as amended, the shares of our common stock issued on the PWI Closing Date and the shares of common stock issuable pursuant to the earn-out described above. The agreement also provides that, after March 31, 2006, the holders shall have 'piggy-back' registration rights with respect to such shares.

       In connection with the consummation of the acquisition, the Chief Executive Officer of PWI prior to the acquisition was appointed President of PWI. PWI entered into an "at-will" employment agreement dated as of the PWI Closing Date that provides that the President will receive an initial annual base salary of $211,500. The employment agreement also provides that the President may terminate the agreement upon thirty (30) days prior written notice and that PWI may terminate employment, with or without cause, at any time upon written notice. In addition, the President's right to receive his pro rata share of the earn-out described above is subject to his continued employment with PWI for a period of at least one year from the date of the agreement, except in cases of his death or disability.

       In connection with the acquisition, we paid $250,000 for advisory services.

       The following represents the preliminary purchase price allocation at the date of the PWI acquisition:

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


                Cash and cash equivalents                  $    74,000
                Other current assets                         7,010,000
                Property and equipment                         174,000
                Other assets                                    28,000
                Goodwill                                     6,391,000
                Other intangible assets (3-5 year lives)       280,000
                Current liabilities                         (7,157,000)
                Other liabilities                           (2,415,000)
                                                           -----------
                Total purchase price                       $ 4,385,000
                                                           ===========

       The purchase price is not considered final as of the date of this report, as we along with our independent valuation advisors are still reviewing all of the underlying assumptions and calculations used in the allocation. However, we believe the final purchase price allocation will not be materially different than that presented herein.

       Financing for the cash component of the purchase was provided by a bank through an existing line of credit ("LOC") that was established as part of the acquisition of STAR. In connection with the financing, the LOC was amended to make PWI a co-borrower under the agreements and to modify certain financial covenants to accommodate the addition of PWI to the LOC.

       (C)    ACQUISITION OF MANAGEDSTORAGE INTERNATIONAL, INC.

       On August 18, 2004 (the "MSI Acquisition Date"), we acquired all of the outstanding capital stock of MSI, a Delaware corporation. The transaction was structured as a reorganization of MSI with and into Front Porch Merger Corp., a Delaware corporation and newly-formed, wholly-owned subsidiary of the Company. The acquisition of MSI by us has been accounted for as a reverse merger because on a post-merger basis, the former MSI shareholders held, immediately following the acquisition on the MSI Acquisition Date, a majority of our outstanding common stock on a voting and diluted basis. As a result, MSI is deemed to be the acquirer for accounting purposes. Accordingly, the condensed consolidated financial statements presented herein include the financial statements of MSI for all periods prior to the MSI Acquisition Date and the financial statements of the consolidated companies from the MSI Acquisition Date forward. Historical share and per share amounts for periods prior to the MSI Acquisition Date have been retroactively restated to reflect the exchange ratio established in the transaction, in a manner similar to a reverse stock split with the difference in par values being recorded as an offset to additional paid in capital. The restated consolidated accumulated deficit of the accounting acquirer (MSI) has been carried forward after the MSI Acquisition. The MSI Acquisition has also been accounted for as a step acquisition as it occurred in multiple steps over the period from July 31, 2002, when MSI sold its French subsidiary to us. After the acquisition, the former MSI shareholders beneficially owned approximately 64% of the common stock, giving effect to the conversion of the Series A Preferred Stock.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

       (D)    PROFORMA RESULTS

       The following unaudited pro forma financial information presents our combined results of operations as if the acquisitions described in (A)
       (B) and (C) above had occurred as of the beginning of each of the periods reported below. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported by us had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of our future consolidated results of operations or financial condition. Pro forma results were as follows for the periods ended March 31, 2005 and 2004:

                                                         THREE MONTHS ENDED
                                                      MARCH 31,      MARCH 31,
                                                        2005           2004
                                                    ------------   ------------
       Revenue                                      $ 16,452,125   $ 14,276,667
       Cost of revenue                                11,971,102     10,127,554
                                                    ------------   ------------
       Gross margin                                    4,481,023      4,149,113

       Operating expenses                              6,377,743      5,821,234
                                                    ------------   ------------
       Loss from operations                           (1,896,720)    (1,672,121)

       Other income (expense), net                      (184,604)      (845,761)
       Income tax                                       (319,607)            --
                                                    ------------   ------------
       Net loss                                       (2,400,931)    (2,517,882)

       Dividends on redeemable preferred stock                --       (147,945)
       Accretion of redeemable preferred stock
         to redemption amount                           (654,391)        (7,833)

                                                    ------------   ------------
       Net loss applicable to common shareholders   $ (3,055,322)  $ (2,673,660)
                                                    ============   ============

(3)    PROPERTY AND EQUIPMENT

       Property and equipment as of March 31, 2005, consisted of:

       Computer equipment                                           $ 5,008,661
       Software                                                       2,672,012
       Office furniture and equipment                                    88,740
       Leasehold improvements                                         1,586,779
                                                                    -----------
                                                                      9,356,192
       Less accumulated depreciation                                 (6,932,517)
                                                                    -----------
                                                                    $ 2,423,675
                                                                    ===========

       For the three months ended March 31, 2005 and 2004, total depreciation expense was $394,700 and $403,711, respectively, of which $323,555 and $358,793, respectively, was included in cost of revenue.

       Included in the balance above is property and equipment under a capital lease with a cost of $1,532,143 and accumulated depreciation and amortization of $714,385.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(4)    CONCENTRATION OF CREDIT RISK

       We sell our products and services throughout North America, Europe, Asia and the Pacific Rim. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Credit losses have been within our expectations. For the three months ended March 31, 2005, aggregate revenues from customers located in Europe or Asia and North America both amounted to $3.0 million, or 50% of total revenue. For the three months ended March 31, 2004, our revenues from customers located in Europe or Asia amounted to $0.4 million, or 17% of total revenue, while revenues from customers located in North America totaled $2.0 million, or 83% of total revenue. On a pro forma basis, giving effect to the acquisitions as if they had occurred on January 1, 2005, for the three months ended March 31, 2005 aggregate revenues from customers located in Europe or Asia amounted to $3.0 million, or approximately 18% of total revenue, while revenues from customers located in North America totaled $13.4 million.

       No one customer exceeded 10% of total revenues for the three months ended March 31, 2005. Two different customers represented 22% and 13% of accounts receivable as of March 31, 2005. On a pro forma basis, giving effect to the acquisitions as if they had occurred on January 1, 2005, two customers exceeded 10% of total pro forma revenue for the three months ended March 31, 2004, representing 24% and 10%.

       For the three months ended March 31, 2004, revenues from two customers each exceeding 10% of total revenues each aggregated 15%.

(5)    PER SHARE DATA

       We report our earnings (loss) per share in accordance with SFAS No. 128, ACCOUNTING FOR EARNINGS PER SHARE (SFAS 128). Basic loss per share is calculated using the net loss allocable to common shareholders divided by the weighted average common shares outstanding during the period. In accordance with accounting requirements for reverse mergers, the historical loss per share of MSI prior to the MSI Acquisition has been retroactively restated to reflect our capital structure. Due to our net loss, shares from the assumed conversion of outstanding warrants, options, convertible preferred stock and convertible debt have been omitted from the computations of diluted loss per share for the three months ended March 31, 2005 and 2004 because the effect would be antidilutive. Shares issuable from common stock equivalents that could potentially dilute earnings per share in the future that were not included in the computation of loss per share because their effect was anti-dilutive totaled approximately 101.3 million and 2.5 million at March 31, 2005 and 2004, respectively.

(6)    SERIES A CONVERTIBLE PREFERRED STOCK

       In connection with the MSI Acquisition, we designated 2.5 million authorized shares of preferred stock as Series A Preferred shares and issued 2,466,971 of such shares. Warrants are outstanding for the purchase of the remaining 33,029 Series A Preferred shares at a purchase price of $10.35 per share.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

       The Series A Preferred shares are convertible at any time upon written notice to us into shares of common stock on a twenty-for-one basis. So long as at least 500,000 originally issued shares of Series A Preferred are outstanding, the holders of Series A Preferred shares have the right to appoint three directors to our Board of Directors. As a result, our Board of Directors has been expanded to seven members to accommodate these three directors. On or after August 16, 2008, the holders of at least 80% of the Series A Preferred shares may elect to have us redeem the Series A Preferred for a price equal to the greater of (i) the original issue price of $12.60 per share ($31.5 million in the aggregate) plus accrued dividends, to the extent dividends are declared by us, or
       (ii) the fair market value of the number of shares of common stock into which such shares of Series A Preferred are convertible. Other material terms of the Series A Preferred shares include a preference upon liquidation or dissolution of the Company, weighted-average anti-dilution protection and pre-emptive rights with respect to subsequent issuances of securities by us (subject to certain exceptions).

(7)    DEBT

       (A)    SENIOR SECURED CONVERTIBLE NOTE

       On the MSI Acquisition Date, liabilities assumed in the MSI Acquisition included the fair value of a convertible note. This convertible note originated on May 13, 2004, when we consummated a private placement pursuant to which we issued a secured convertible term note due May 13, 2007 in the principal amount of $5,000,000 (the "Laurus Note"), and we issued a common stock purchase warrant entitling the holder to purchase 4,435,000 shares of common stock (the "Laurus Warrant") at $0.48 per share. The Laurus Note and the Laurus Warrant were sold to Laurus Master Fund, Ltd. ("Laurus"), for a purchase price of $5,000,000. The principal and unpaid interest on the Laurus Note is convertible into shares of our common stock at a price of $0.30 per share, subject to antidilution adjustments.

       In connection with the issuance of the Laurus Note, we recorded the fair value of the Laurus Warrant as a debt discount in the amount of approximately $1.8 million based upon the Black-Scholes option-pricing model, resulting in an imputed interest rate of 37%. This discount is being amortized to earnings as additional interest expense over the term of the Laurus Note. Accordingly, we have recorded $139,545 of additional non-cash interest expense relating to the amortization of the discount during the quarter ended March 31, 2005.

       In accordance with EITF 00-19, we initially accounted for the fair value of the Laurus Warrant as equity. As discussed below, in the fourth quarter of 2004, due to an October 2004 change in the Laurus Note conversion terms, our authorized and unissued shares available to settle the Laurus Warrant (after considering all other commitments that may require the issuance of stock during the maximum period the Laurus Warrant could remain outstanding) were determined to be insufficient. As a result, we reassessed and reclassified the value of the Laurus Warrant to a liability at the reassessment date. At March 31, 2005, we reassessed the value of the Laurus Warrant liability and recorded a gain of $341,495. The fair value of the Laurus Warrant is evaluated at the end of each reporting period with any resulting change in the fair value being

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

       reflected in the consolidated statements of operations.

       The Laurus Note provides for monthly payments of interest at the rate per annum equal to the prime rate plus 1%, which is subject to reduction if the market price of our common stock exceeds certain designated thresholds. However, the rate cannot be less than 5% per annum. The Laurus Note also provides for monthly amortization of principal, which commenced on September 1, 2004, of $45,455 (increased to approximately $159,000 per month beginning in March 2005) with the balance payable on the maturity date. Laurus has the option to receive shares of our common stock in lieu of debt service payments at the market price of our common stock at the date of conversion. The Laurus Note is collateralized by a security interest in all of our assets. The Laurus Warrant entitles the holder to purchase, at any time through May 13, 2011, up to 4,435,000 shares of our common stock at a price of $0.48 per share, subject to antidilution adjustments.

       Pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") between us and Laurus, for so long as 25% of the principal amount of the Laurus Note is outstanding, we may not directly or indirectly declare or pay any dividends without the prior written consent of Laurus. The Securities Purchase Agreement also requires the written consent of Laurus in connection with any liquidation, material reorganization or issuance of certain additional indebtedness of the Company.

       On October 26, 2004, we entered into an Amendment and Waiver, (the "Amendment and Waiver"), with Laurus that amended the Securities Purchase Agreement and certain other documents (the "Loan Documents") and waived certain events of default under certain of the Loan Documents. Pursuant to the Amendment and Waiver, the parties agreed to reduce the "Fixed Conversion Price" set forth in the Laurus Note from $0.50 to $0.30 per share and to amend the Master Security Agreement to provide for a "Lockbox Deposit Account" to be maintained by us and our subsidiaries under the Master Security Agreement. Lockbox remittances do not automatically reduce the debt outstanding unless an event of default has occurred. Laurus further agreed to (i) release to us approximately $3 million, which represented all funds then remaining in a restricted account (less outstanding accrued interest and fees); (ii) postpone until the maturity date of the Laurus Note the monthly principal payable by us under the Laurus Note from November 1, 2004 through February 1, 2005;
       (iii) waive certain events of default, and all fees and default interest rates applicable to such events of default; (iv) extend the time for our subsidiaries to be joined as a party to the Master Security Agreement;
       (v) waive all fees and default interest arising from our failure to pay the liquidated damages set forth in the Registration Rights Agreement and further waive any liquidated damages due and payable to Laurus by us.

       In consideration of the waivers, we issued a seven-year warrant to Laurus to purchase 500,000 shares of our common stock with an exercise price of $0.50 per share. We further agreed to register under the Securities Act the resale of the shares of common stock issuable upon exercise of the new warrant and the additional shares of our common stock issuable to Laurus upon conversion of the Laurus Note due to the adjustment of the Fixed Conversion Price. We valued the additional Warrant at $89,000,

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

       which represents the total liquidated damages waived by Laurus as a result of the Amendment and Waiver. We recorded this amount as a liability and additional interest expense during the quarter ended December 31, 2004. On February 17, 2005, we entered into an Amendment and Waiver (the "Second Amendment and Waiver") with Laurus. The Second
       Amendment and Waiver waived certain events of default under the Registration Rights Agreement (as amended on October 25, 2004) and the Laurus Note. Pursuant to the Second Amendment and Waiver, Laurus agreed to waive all fees and default interest arising from our failure to pay the liquidated damages set forth in the Registration Rights Agreement and to waive any liquidated damages due and payable to Laurus in connection with our failure to maintain the effectiveness of the Registration Statement.

       On February 18, 2005, we entered into a Waiver and Subordination Agreement with Laurus (the "Laurus Subordination"). The Laurus Subordination waived our obligation under the Securities Purchase Agreement to cause STAR to become a party to the Master Security Agreement. Pursuant to the Laurus Subordination, Laurus also agreed to subordinate to a lender its security interest in the accounts receivable and other rights to payments, general intangibles, equipment and inventory of STAR.

       In consideration of the waivers and subordination by Laurus described above, we agreed to issue to Laurus an immediately exercisable seven-year warrant to purchase 3,625,000 shares of common stock at an exercise price of $0.26 per share, at any time on or prior to February 17, 2012 (the "Additional Warrant") and further agreed to register under the Securities Act the resale of the shares of common stock issuable upon exercise of the Additional Warrant. A registration statement was filed on April 14, 2005 and was declared effective by the Securities and Exchange Commission on April 25, 2005. At March 31, 2005, we accrued $300,000 for the value of the Additional Warrant based on the terms of the Securities Purchase Agreement relating to the amount of liquidated damages payable for not meeting the deadlines required under the Registration Rights Agreement.

       (B)    CAPITAL LEASES

       On November 20, 2003, we entered into a capital lease line of credit agreement (the "Lease Line") for $1,500,000 with a third-party lender. The term of the agreement is for term leases ranging from 12 to 18 months. The interest rate on the Lease Line ranges from 10.514% to 10.731%. As of March 31, 2005, we have drawn $1,470,507 on the Lease Line and $29,493 of the Lease Line had expired unused. The Lease Line is to be repaid in monthly principal and interest installments, with the final payment due in October 2005. The unpaid balance at March 31, 2005 was $279,695.

       On March 2, 2005, we entered into an amendment to the Lease Line. Under this amendment, we may draw an additional $500,000 (the "New Credit Facility") for equipment purchases through June 30, 2005. The amendment also grants us a call option to purchase equipment from the lessor. If any part of the New Credit Facility amount is unfunded on June 30, 2005, we are required to pay the lessor 5% of such unfunded amount upon demand by the lessor. The term of the agreement is for 15 months with an interest rate of 14.96%. During March 2005, we have drawn $164,177 on the

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


       New Credit Facility. The New Credit Facility is to be repaid in monthly principal and interest installments. The unpaid balance at March 31, 2005 was $153,259.

       (C)    REVOLVING LINE OF CREDIT

       On February 18, 2005, STAR obtained a revolving line of credit from a bank, which provides for borrowings, from time to time until March 1, 2007, of up to $5,000,000. In connection with the line of credit, on February 18, 2005, STAR entered into a credit agreement (the "Credit Agreement") with the bank and executed in favor of the bank a revolving line of credit note (the "LOC Note"), a continuing security agreement (rights to payment and inventory) ("Security Agreement #1") and a security agreement (equipment) ("Security Agreement #2, and collectively with Security Agreement #1, the "Security Agreements"). The Credit Agreement, the LOC Note and the Security Agreements are collectively referred to as the "Loan Documents." On March 30, 2005, the line of credit was amended to make PWI a co-borrower thereunder.

       Pursuant to the Credit Agreement, the maximum principal amount of all borrowings under the line of credit cannot exceed 80% of STAR's and PWI's eligible accounts receivable. The Credit Agreement further provides that all borrowed amounts shall, at the option of the bank and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the Credit Agreement). Principal amounts not paid when due bear interest at 4% above the per annum rate of interest of the LOC Note.

       The LOC Note provides that interest on all outstanding principal amounts shall accrue at a rate per annum equal to the prime rate plus 1.5%. Interest on the LOC Note is payable monthly on the first day of each month during the term of the LOC Note, commencing April 1, 2005. Pursuant to the Security Agreements, borrowings under the line of credit are secured by a first priority lien on all of STAR's and PWI's assets. If an event of default occurs under the Security Agreements or the LOC Note, the bank has the right to accelerate payments under the LOC Note and, in addition to any other remedies available to it, to foreclose upon the assets securing the LOC Note. In addition, the LOC Note contains certain financial covenants for which compliance is measured quarterly. During the three months ended March 31, 2005, we drew $3,519,452 on the line of credit. We were not in compliance with one of our covenants for the quarter ended March 31, 2005 and obtained a waiver for this covenant from the bank through June 30, 2005.

(8)    SUBSEQUENT EVENTS

       (A)    REVERSE STOCK SPLIT

       On April 12, 2005, our Board of Directors (the "Board") and the holders of the required number of shares of our capital stock approved an amendment to our Articles of Incorporation to effect a reverse stock split, pursuant to which every ten (10) shares (the "Old Shares") of our outstanding common stock are to be exchanged for one new share (the "New Shares") of common stock.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

       The number of Old Shares for which each New Share is to be exchanged is referred to as the "Exchange Number". The reverse stock split will be effected simultaneously for all shares of common stock and the Exchange Number will be the same for all shares of common stock. Upon the effectiveness of the reverse stock split, each option or warrant right for common stock will entitle the holder to acquire a number of shares equal to the number of shares that the holder was entitled to acquire prior to the reverse stock split divided by the Exchange Number at the exercise price in effect immediately prior to the reverse stock split, multiplied by the Exchange Number.

       The Board will have the authority to determine the effective date of the reverse stock split, without further stockholder approval.

       The Board also reserved the right, notwithstanding stockholder approval and without further action by the stockholders, not to proceed with the reverse stock split, if, at any time prior to filing the amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada, the Board, in its sole discretion, determines that the reverse stock split is no longer in the best interests of the Company and its stockholders. The Board may consider a variety of factors in determining whether or not to implement the reverse stock split, including, but not limited to,

       o  overall trends in the stock market;

       o recent changes and anticipated trends in the per share market price of the common stock, business and transactional developments;

       o  our actual and projected financial performance; and

       o  our anticipated merger with another entity.


       The reverse stock split will not change the proportionate equity interests of our stockholders, nor will the respective voting rights and other rights of stockholders be altered, except for possible immaterial changes due to our issuance of additional shares in lieu of fractional shares. The Common Stock issued pursuant to the reverse stock split will remain fully paid and non-assessable. We will continue to be subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

       (B)    AMENDMENT TO EQUITY INCENTIVE PLAN

       On April 1, 2005, our stockholders approved by written consent an amendment to our 2000 Equity Incentive Plan (the "Plan") to increase the maximum number of shares of our common stock available for issuance thereunder from 6,000,000 shares to 22,625,000 shares. Such amendment was approved by the Board on August 16, 2004. As a result of the reverse stock split described above, the authorized shares in the Plan will be adjusted accordingly.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


       (C)    AMENDMENT TO SENIOR SECURED CONVERTIBLE NOTE

       On May 4, 2005, we entered into an amendment with Laurus to the Laurus Note pursuant to which the conversion price for the first $200,000 of principal converted on or after April 28, 2005 was reduced to eighty seven percent (87%) of the five (5) lowest closing prices of the common stock during the twenty-two (22) trading days immediately prior to the date of such conversion; provided, however, that such conversion price shall not be less than $0.14. Any beneficial conversion features resulting from the change in conversion terms will be recognized in earnings at the time of the conversion.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       GENERAL

       When used in this discussion, the word "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

       Our business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to: (1) the availability of additional funds to enable us to successfully pursue its business plan;
       (2) the uncertainties related to the effectiveness of our technologies and the development of the our products and services; (3) our ability to maintain, attract and integrate management personnel; (4) our ability to complete the development and continued enhancement of its products in a timely manner; (5) our ability to effectively market and sell its products and services to current and new customers; (6) our ability to negotiate and maintain suitable strategic partnerships and corporate relationships; (7) the intensity of competition; and (8) general economic conditions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

       Any forward-looking statements herein speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

       OVERVIEW

       We are a supplier of complete solutions for enterprise's data protection needs. We supply a broad range of storage products and storage management services to broadcasters, enterprises and information technology service providers worldwide. We market our products and services to broadcasters under the trade name Front Porch Digital ("Front Porch") and to service providers and enterprise clients under the trade names ManagedStorage International ("MSI"), STAR Solutions ("STAR") and PWI Technologies ("PWI"). Front Porch provides unique software and professional services solutions for digital archive management to broadcasters and media companies. MSI provides outsourced storage solutions, including engineering, hardware and software procurement and remote storage operations services. STAR and PWI are leading systems integrators that provide Information Technology ("IT") products, professional services and outsourcing solutions to enterprise customers located primarily in the western United States.

       Through Front Porch, we provide a software and management solution that enables searching, browsing, editing, storage and on-demand delivery of media-rich content in nearly any digital format. The software converts audio, video, images, text and data into digital formats for ease of use and archiving. With more than 95 installations worldwide, our DIVArchive software has become a leading digital archive management application among European and Asian broadcast and media companies, and is gaining an increasing share of the North American market. Front Porch's DIVArchive and BitScream applications provide the essential integration layer within the digital content creation and broadcast environments. As a result of its software-based solution that was built on intelligent, distributed architecture, Front Porch's archive management and transcoding solutions are flexible, scalable, easily upgradable, failure resilient and well-integratable with leading automation and asset management applications.

       Through MSI, we deliver comprehensive storage services including professional services, hardware/software procurement and resale, financing solutions and remote monitoring/management services. We focus on providing data protection solutions and services that ensure that our customers' data is backed-up and recoverable and meets internal data retention compliance policies. MSI's remote monitoring and management services are delivered from its Storage Network Operations Center, which monitors and manages a multitude of diverse storage infrastructures on a 24x7 basis throughout the United States, United Kingdom, Bermuda and Tokyo. MSI delivers this worldwide service utilizing its proprietary GridWorks Operations Support System, which enables automated remote monitoring and management of complete storage infrastructures and back-up applications. MSI provides outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized. These customers benefit from reduced operating costs and reductions in capital expenditures.

       Through  STAR  and PWI,  we  deliver  complete  IT  solutions,  including professional services, third-party hardware/software procurement and resale, financing solutions and the sale and delivery of first call support for third-party hardware and software maintenance (including help desk operations). Solutions are sold primarily to enterprise customers in the financial services, government, hospitality, retail, security, healthcare and manufacturing sectors. With offices and sales personnel located primarily throughout the western United States, these recently acquired entities are a cornerstone to its North American expansion plans.

       The following discussion and analysis of financial condition and results of operations is based upon our pro forma and historical consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

       BUSINESS OUTLOOK

       The following summarized discussion of financial results for the three months ended March 31, 2005 and 2004 is of our results on a pro forma basis, giving effect to the acquisitions as if they had occurred at the beginning of all periods presented. We believe the pro forma results of operations provide additional and more relevant information about the operating performance of our business and gives a better indication of our results of operations, and the size and scalability of our business on a forward looking basis.

       For the three months ended March 31, 2005, pro forma revenues totaled $16.4 million as compared to $14.3 million for the comparable prior period. The rate of year-over-year growth in revenues for the three months ended 2005 was approximately 15%. The significant growth in revenue was a result of increased sales and deliveries of our proprietary DIVArchive solution, third-party hardware and software and our professional services. In addition, we have a recurring revenue base created by our proprietary Gridworks Operations System Support solution that provides added stability and predictability in revenue, as well as a significant growth opportunity through the expansion of services to existing customers, the continued increase in the amount of data under protection, as well as new enterprise and service provider customer opportunities.

       We continue to invest in hardware and the development of our software and digital archiving in the data storage and infrastructure areas. During the quarter ended March 31, 2005, we invested $0.2 million in software development and $0.2 million for data storage infrastructure development.

       During the three months ended March 31, 2005, our pro forma loss from operations increased by approximately $0.2 million, to $1.9 million as compared to a pro forma loss of $1.7 million for the comparable prior year period. We incurred a significant increase in audit, accounting, investment banking, investor relations and legal charges in the first quarter of 2005 related to our recent acquisition activities and the costs of registering under the Securities Act the resale of shares of common stock owned by certain stockholders, including Laurus. These costs, which amounted to approximately $0.4 million in the first quarter of 2005, were not incurred in the comparable prior year.

       During the three months ended March 31, 2005, we realized a EBITDA(1) loss of approximately $0.1 million, on a pro forma basis. If


--------
(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and cumulative effect of changes in accounting principles. Although EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (GAAP), we believe the use of the non-GAAP financial measure EBITDA enhances an overall understanding of our past financial performance and is a widely-used measure of operating performance in practice. In addition, we believe the use of EBITDA provides useful information to the investor because EBITDA excludes significant non-cash interest and amortization charges related to past financings by us that, when excluded, we believe produces more meaningful operating information. EBITDA also excludes depreciation and amortization expenses. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure on a pro forma basis, net loss before deemed dividends and accretion on preferred stock is set forth below.

--------------------------------------------------------------------------------

                             * EBITDA Reconciliation
                        THREE MONTHS ENDED MARCH 31, 2005
                             All amounts in (000's)

Pro forma net loss before deemed dividends and
   accretion on preferred stock                                 $   (2,401)
Depreciation and amortization                                        1,347
Taxes                                                                  320
Interest (cash portion)                                                171
Interest (non-cash portion)                                            462
                                                                ----------
EBITDA                                                                (101)
                                                                ----------
Former owner costs                                                     314
Non-cash stock based compensation                                      156
Referral fees                                                           43
                                                                ----------
EBITDA, as adjusted                                             $      412
                                                                ==========

       EBITDA is adjusted to remove the impacts of the former owner's costs; non-cash stock compensation expense and referral fee amortization, the adjusted EBITDA would be a positive $0.4 million for the three months ended March 31, 2005. Also included in EBITDA for three months ended
       March 31, 2005, is a gain of approximately $341,000 due to the revaluation of the derivative warrant liability

       We intend to further leverage our unique intellectual property by continuing to leverage our position as a leading provider of archive software solutions. In addition, we intend to expand its product and service offerings to position itself as a provider of a wide range of services and products to the broadcast and media markets. We believe that we can increase revenues from existing and new customers by offering complete archive solutions, including storage hardware and software, servers and peripheral devices, as well as first call support services. To facilitate this strategy, we intend to increase our volume of products available for resale to customers both directly and through existing channel partners. We also plan to increase our expenditures for sales and marketing initiatives to meet what appears to be an increasing volume of digital archive implementations in the North American market and throughout the rest of the world.

       We also believe we can increase our sales of managed services by introducing these services to the customers of our newly-acquired businesses. Professional services will also be enhanced as we leverage our engineering resources across our entire customer base. We plan to increase our sales resources focused on the enterprise market and will resell a variety of storage products directly to businesses.

       As we continue to grow, we will need to sustain and possibly increase the investment of capital into its software technologies, Gridworks and DIVArchive, to ensure they maintain their competitive advantage and to further enhance their inter-operability and feature sets.

       RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

              REVENUE. Total revenue for the three months ended March 31, 2005 increased $3.6 million, or 154%, to $6.0 million compared to total revenue of $2.4 million for the three months ended March 31, 2004. Revenue from the sale of our products increased to $3.2 million compared to revenue of $0.4 million for the comparable prior year period. This increase was attributable to the additional revenues of $3.2 resulting from the acquisitions of Front Porch and STAR offset by a decrease of

       $0.4 million due to a sale of MSI's Gridworks in 2004. Revenue from delivery of our services increased $0.8 million, or 39%, to $2.8 million compared to $2.0 million for the comparable prior year period. Service revenue increased $1.0 million due to the acquisitions of Front Porch and STAR offset by a decline in the MSI service revenues of $0.2 million due to a customer who filed bankruptcy in December 2003 and did not renew the service upon contract expiration.

               For the quarter ended March 31, 2005, a significant portion of our revenues were derived from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe or Asia amounted to $3.0 million, or 50% of total revenue, while revenues from customers located in North America totaled $3.0 million, or 50% of total revenue. For the quarter ended March 31, 2004, revenues from customers located in Europe and Asia amounted to $0.4 million, or 17% of total revenue, while revenues from customers located in North America totaled $2.0 million, or 83% of total revenue.

               GROSS MARGIN. Total gross margin for the three months ended March 31, 2005 increased $1.8 million to $2.9 million, or 49% of total revenue, as compared to gross margin of $1.2 million, or 49% of total revenue, for the comparable prior year period. Product gross margin for the three months ended March 31, 2005 totaled $2.0 million, or 61% of product revenue. Service gross margin for the three months ended March 31, 2005 totaled $0.9 million, or 36% of service revenue. Gross margin was flat year over year as the high margins experienced by Front Porch on sales of its DIVArchive solutions were offset by lower margins on hardware sales at STAR.

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2005 increased by approximately $2.0 million to $4.0 million from $2.0 million for the comparable prior year period. Actual SG&A expenses for the three months ended March 31, 2005 included $2.5 million in salaries and related benefits for employees not directly related to the production of revenue, $0.5 million in general office expenses, $0.5 million in professional fees, $0.2 million for travel-related costs, and $0.2 million in facilities costs. SG&A expenses of $2.1 million for the prior period ending March 31, 2004 included $1.2 million in salaries and related benefits for employees not directly related to the production of revenue, $0.4 million in general office expenses, $0.2 million in travel related costs, $0.1 million in professional fees, $0.1 million of facilities costs and $0.1 million of bad debt expense. The increase in SG&A expenses during the three months ended March 31, 2005 was due to the inclusion of $2.3 million of SG&A expenses for Front Porch for the full quarter and Star from February 18, 2005 through the end of the quarter. This increase was offset by $0.4 million of reduced SG&A expenses at MSI including a decrease of $0.2 million in payroll and related costs as a result of reductions in staffing levels, $0.1 million in travel-related costs associated with the staffing level reduction and $0.1 million in bad debt expense.

               DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized research and development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was approximately $1.3 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively, of which $0.4 million is included in cost of revenue for both periods ending March 31, 2005 and 2004. The increase is primarily due to the increase in amortization associated with the intangible assets created in the acquisitions of Front Porch, STAR and PWI.

               OPERATING LOSS. During the three months ended March 31, 2005, we incurred a loss from operations of $1.9 million as compared to a loss from operations of $1.2 million for the three months ended March 31, 2004. This increase was the result of an increase in gross margin by approximately $1.8 million for the three months ended March 31, 2005 offset by an increase in selling, general and administrative expenses of approximately $2.5 million.

               INTEREST EXPENSE. Interest expense was $0.6 million for the three months ended March 31, 2005 compared to $0.7 million for the three months ended March 31, 2004. The decrease in interest expense was attributable to a decrease of $0.7 million of non-cash interest expense on MSI's previously outstanding Series C preferred stock, offset in part, by an increase in non-cash interest of $0.2 million related to warrants, non-cash interest of $0.2 million for amortization of debt discounts and deferred financing costs and $0.1 million of cash interest on senior secured convertible notes and capital leases. Interest expense in 2004 included non-cash interest expense of $0.7 million on MSI's previously outstanding Series C preferred stock and an immaterial amount of cash interest on capital leases.

               OTHER INCOME AND EXPENSE. Other income was $0.4 million for the three months ended March 31, 2005 compared to approximately $41,000 for the three months ended March 31, 2004. Other income of $0.4 million for 2005 included $0.3 million of income resulting from reassessing the value of contracts recorded under EITF 00-19 for outstanding warrants and $0.1 million of investment income from leased equipment to customers and gains from sales of fixed assets. Other income of approximately $41,000 for the three months ended March 31, 2004 included investment income from leased equipment to customers and gains from sales of fixed assets.

               FOREIGN CURRENCY TRANSACTION GAIN. As discussed above, we conduct business in various countries outside the United States in which the functional currency of the country is not the U. S. dollar. We are subject to foreign exchange transaction exposure because we provide for intercompany funding between the U.S. and international operations, when we and/or our French subsidiary transact business in a currency other than our own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months ended March 31, 2005 resulted in a gain of approximately $22,000. In addition, we entered into a forward contract, which expired on April 1, 2005. We recorded an unrealized gain of approximately $60,000 on the contract for the three months ended March 31, 2005, which represented the change in the fair value for the foreign currency forward contract related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness.

              INCOME TAX EXPENSE. We incurred income tax expense for the three months ended March 31, 2005 of $0.3 million. This income tax expense represents non-cash deferred income tax expense related to our French subsidiary, Front Porch Digital International, S.A.S. These income taxes were incurred during the three months ended March 31, 2005 and represent the utilization of the subsidiary's deferred tax assets (net operating losses) during that period, which was recorded as a deferred tax asset in purchase accounting.

               NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. During the three months ended March 31, 2005, we incurred a net loss applicable to common shareholders of $3.1 million as compared to a net loss applicable to common shareholders of $2.0 million for the three months ended March 31, 2004. The increase in net loss for the three months ended March 31, 2005 was primarily due to an increase in accretion on the outstanding Series A preferred stock of $0.7 million and tax expense of $0.3 million.

       LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2005, we had $2.2 million of cash and cash equivalents. We used net cash of $0.9 million in operating activities during the three months ended March 31, 2005, primarily as a result of the net loss incurred during the period. We provided net cash of $1.1 million in investing activities during the three months ended March 31, 2005, of which $1.7 million represented the cash acquired from the STAR and PWI acquisition transactions, which was offset by $0.6 million used primarily to purchase or develop computer software and equipment. Financing activities used net cash of $1.0 million during the three months ended March 31, 2005 primarily from the repayment of capital leases, long-term obligations and notes payable of $1.2 million, which was partially offset by proceeds of $0.2 million from a lease line of credit.

       We expect our anticipated cash flow from operations combined with our current cash and cash equivalents will meet our working capital and capital expenditure requirements for at least the next twelve months. In addition, in connection with the business acquisitions in the first quarter of 2005, we secured a $5 million Senior Secured Revolving Commercial Loan from a bank to finance the cost of the acquisitions and to provide additional working capital and additional capacity for future acquisitions. Considering these acquisitions and the related funding combined with our current  cash  position,  we  believe  we  have sufficient capital available for the execution of our business strategy and our continued growth and expansion. However, there can be no assurance that we will not need to access the capital markets for additional financing to fund our organic growth and subsequent acquisitions and that sufficient capital will be available upon acceptable terms.

       Our actual financial results may differ materially from the stated plan of operations. Factors which may cause a change from our plans of operation vary, but include, without limitation, decisions of our management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan and general economic conditions. Additionally, there can be no assurance that our business will generate cash flows at or above current levels. Accordingly, we may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

       ITEM 3. CONTROLS AND PROCEDURES

       DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that it files or submits under the Exchange Act.

       INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      PART II. OTHER INFORMATION

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

      In February 2005, we issued 12,617,555 shares of common stock to the stockholders of STAR in connection with our acquisition of all of the outstanding shares of STAR. The transaction, including the type and amount of consideration paid by us, is described in Note 2 and previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005. The shares issued by us in the transaction were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons represented to us that they were 'accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

      In February 2005, in consideration of the waivers and subordination by Laurus discussed in Note 7, we issued Laurus an immediately exercisable seven-year warrant to purchase 3,625,000 shares of common stock at an exercise price of $0.26 per share, at any time on or prior to February 17, 2012. The warrant was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons represented to us that they were 'accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

      In March 2005, we issued 8,419,340 shares of common stock in connection with its acquisition of all of the outstanding shares of PWI. The transaction, including the type and amount of consideration paid by us, is described in Note 2 and previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2005. The shares issued by us in the transaction were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons represented to us that they were 'accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On April 1, 2005 and April 12, 2005, respectively, the holders of a majority of the issued and outstanding shares of our capital stock approved (i) the amendment to our 2000 Equity Incentive Plan to increase the maximum number of shares of common stock available for issuance thereunder from 6,000,000 to 22,625,000 shares and (ii) the amendment to our Articles of Incorporation to effect a stock combination, or reverse stock split, pursuant to which every ten (10) shares of our outstanding common stock would be exchanged for one new share of common stock. Such actions were previously approved by our board of directors.

      Stockholders beneficially owning an aggregate of approximately 107 million shares of our common stock, representing approximately 61% of the voting power of our company, delivered their written consent to the foregoing actions. A preliminary Information Statement on Schedule 14C describing such actions was filed with the Securities and Exchange Commission on May 5, 2005. The actions will not become effective until at least twenty (20) days after we mail to our stockholders of record a definitive Information Statement on Schedule 14C.

      ITEM 6. EXHIBITS.

      The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: May 16, 2005                 INCENTRA SOLUTIONS INC.

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