Form 10QSB
period 2005-06-30
INCENTRA SOLUTIONS, INC.
filed 2005-08-15
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

As of August 10, 2005, 13,018,661 shares of the issuer's common stock, $.001 par value per share, and 2,466,971 shares of the issuer's Series A preferred stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)


ASSETS
Current assets:
  Cash and cash equivalents                                                                                           $   2,058,585
  Accounts receivable, net of allowance for doubtful accounts of $260,000                                                12,309,757
  Other current assets                                                                                                    1,036,076
                                                                                                                      -------------
Total current assets                                                                                                     15,404,418
                                                                                                                      -------------

Property and equipment, net                                                                                               2,366,712
Capitalized software development costs, net                                                                               1,655,837
Intangible assets, net                                                                                                   14,916,003
Goodwill                                                                                                                 14,482,287
Other assets                                                                                                                894,149
                                                                                                                      -------------
                                                                                                                         34,314,988
                                                                                                                      -------------

TOTAL ASSETS                                                                                                          $  49,719,406
                                                                                                                      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of note payable, capital leases and other long-term obligations                                     $   4,495,929
  Accounts payable                                                                                                        9,612,801
  Accrued expenses                                                                                                        3,720,186
  Current portion of deferred revenue                                                                                     1,378,109
                                                                                                                      -------------
Total current liabilities                                                                                                19,207,025
                                                                                                                      -------------

Note payable, capital leases and other long-term obligations, net of current portion                                      6,317,932
Deferred revenue, net of current portion                                                                                    109,105
                                                                                                                      -------------
                                                                                                                          6,427,037
                                                                                                                      -------------
TOTAL LIABILITIES                                                                                                        25,634,062
                                                                                                                      -------------

Commitments and contingencies

Series A convertible redeemable preferred stock, $.001 par value, $31,500,000 liquidation preference,
2,500,000 shares authorized, 2,466,971 shares issued and outstanding                                                     23,309,550
                                                                                                                      -------------

Shareholders' equity:
  Preferred stock, nonvoting, $.001 par value, 2,500,000 shares                                                                  --
  authorized, none issued or outstanding
  Common stock, $.001 par value, 200,000,000 shares authorized, 13,030,446 shares issued,                                        --
  12,887,082 shares outstanding, 143,364 shares in treasury                                                                  12,887
  Additional paid-in capital                                                                                            124,021,141
  Accumulated other comprehensive loss                                                                                     (134,766)
  Accumulated deficit                                                                                                  (123,123,468)
                                                                                                                      -------------
TOTAL SHAREHOLDERS' EQUITY                                                                                                  775,794
                                                                                                                      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                                            $  49,719,406
                                                                                                                      =============


See accompanying notes to unaudited condensed consolidated financial statements.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,

                                                                             2005           2004           2005            2004
                                                                             ----           ----           ----            ----
Revenues:
  Products                                                               $ 13,788,519   $     30,500   $ 17,020,031    $    402,000
  Services                                                                  3,810,713      1,867,531      6,586,364       3,859,827
                                                                         ------------   ------------   ------------    ------------
TOTAL REVENUES                                                             17,599,232      1,898,031     23,606,395       4,261,827
                                                                         ------------   ------------   ------------    ------------

Cost of revenue:
  Products                                                                 10,010,843             --     11,287,217              --
  Services                                                                  2,494,582      1,337,362      4,282,191       2,549,699
                                                                         ------------   ------------   ------------    ------------
Total cost of revenue                                                      12,505,425      1,337,362     15,569,408       2,549,699
                                                                         ------------   ------------   ------------    ------------
GROSS MARGIN                                                                5,093,807        560,669      8,036,987       1,712,128
                                                                         ------------   ------------   ------------    ------------

Selling, general and administrative                                         5,361,134      2,046,528      9,388,507       4,101,731
Amortization                                                                  806,028        237,476      1,591,309         474,952
Depreciation                                                                  120,249         37,162        191,393          82,079
Impairment of goodwill                                                             --        136,852             --         198,280
                                                                         ------------   ------------   ------------    ------------
                                                                            6,287,411      2,458,018     11,171,209       4,857,042
                                                                         ------------   ------------   ------------    ------------
LOSS FROM OPERATIONS                                                       (1,193,604)    (1,897,349)    (3,134,222)     (3,144,914)
                                                                         ------------   ------------   ------------    ------------

Other income (expense):
  Interest income                                                               3,516            659         25,947           5,818
  Interest expense                                                           (610,000)      (697,705)    (1,171,310)     (1,391,219)
  Other income                                                                 11,425         34,173        378,167          87,188
  Foreign currency transaction (loss) gain                                     (8,464)         2,244         73,725           1,932
                                                                         ------------   ------------   ------------    ------------
                                                                             (603,523)      (660,629)      (693,471)     (1,296,281)
                                                                         ------------   ------------   ------------    ------------

LOSS BEFORE INCOME TAX EXPENSE                                             (1,797,127)    (2,557,978)    (3,827,693)     (4,441,195)
Income tax expense                                                           (559,000)            --       (877,000)             --
                                                                         ------------   ------------   ------------    ------------
NET LOSS                                                                   (2,356,127)    (2,557,978)    (4,704,693)     (4,441,195)
                                                                         ------------   ------------   ------------    ------------

Deemed dividends on redeemable preferred stock                                     --       (149,589)            --        (297,534)
Accretion of redeemable preferred stock to redemption amount                 (654,392)        (7,833)    (1,308,784)        (15,666)
                                                                         ------------   ------------   ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                               $ (3,010,519)  $ (2,715,400)  $ (6,013,477)   $ (4,754,395)
                                                                         ============   ============   ============    ============

COMPREHENSIVE NET LOSS
Net Loss                                                                 $ (2,356,127)  $ (2,557,978)  $ (4,704,693)   $ (4,441,195)
Foreign currency translation adjustments                                      (76,717)            --       (153,950)             --
                                                                         ------------   ------------   ------------    ------------
                                                                         $ (2,432,844)  $ (2,557,978)  $ (4,858,643)   $ (4,441,195)
                                                                         ============   ============   ============    ============

Weighted average number of common shares                                   12,703,068      1,953,308     11,901,066       1,950,114
  outstanding - basic and diluted                                         ===========     ==========    ===========    ============

Basic and diluted net loss per share applicable to common shareholders   $      (0.24)  $      (1.39)  $      (0.51)   $      (2.44)
                                                                         ============   ============   ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                            INCENTRA SOLUTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         SIX MONTHS ENDED JUNE 30,

                                                                                                            2005            2004
                                                                                                            ----            ----
Cash flows from operating activities:
     Net loss                                                                                           $(4,704,693)    $(4,441,195)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                                        792,959         890,213
        Amortization of intangible assets and software development costs                                  1,839,492         653,563
        Amortization of non-cash loan discount                                                               12,735           7,643
        Stock-based compensation expense                                                                    263,753          88,618
        Non-cash interest expense                                                                           959,402              --
        Non-cash interest expense on Series C mandatorily redeemable preferred stock liability                   --       1,335,650
        Non-cash income tax expense                                                                         877,000              --
        Share of losses of Front Porch Digital, Inc. and related impairment of goodwill                          --         198,280
        Loss on disposal of assets and other                                                                (25,205)          9,541
        Bad debt expense                                                                                     20,787         126,924
        Gain on revaluation of derivative warrant liability                                                (390,280)             --
        Changes in operating assets and liabilities, net of business acquisitions:
           Accounts and other receivables                                                                  (971,197)       (277,073)
           Other current assets                                                                            (241,418)         (5,374)
           Other assets                                                                                      29,524          (8,218)
           Accounts payable                                                                                 711,812         330,023
           Accrued liabilities                                                                              (49,099)           (956)
           Deferred revenue                                                                                  83,955        (463,093)
           Other liabilities                                                                               (328,128)         (6,932)
                                                                                                        -----------     -----------
                 Net cash used in operating activities                                                   (1,118,601)     (1,562,386)
                                                                                                        -----------     -----------
Cash flows from investing activities:
     Purchases of property and equipment                                                                   (516,745)       (750,750)
     Capitalized software development costs                                                                (729,002)       (353,729)
     Proceeds from sale of property and equipment                                                               750         134,758
     Cash acquired in Incentra of CA acquisition (Note 2)                                                 1,597,498              --
     Cash acquired in PWI acquisition (Note 2)                                                               74,297              --
     Net change in restricted cash                                                                             (366)           (317)
     Maturies of short-term investments                                                                          --       3,793,099
                                                                                                        -----------     -----------
                 Net cash provided by investing activities                                                  426,432       2,823,061
                                                                                                        -----------     -----------
Cash flows from financing activities:
     Proceeds from bank line of credit                                                                      862,000              --
     Proceeds from lease line of credit                                                                     497,667
     Payments on capital leases, notes payable and other long term liabilities                           (1,594,954)       (410,055)
     Proceeds from exercise of stock options and purchase of restricted stock                                    --           1,418
                                                                                                        -----------     -----------
                 Net cash used in financing activities                                                     (235,287)       (408,637)
                                                                                                        -----------     -----------
Effect of exchange rate changes on cash and cash equivalents                                                (82,417)             --
                                                                                                        -----------     -----------

                 Net (decrease) increase in cash and cash equivalents                                    (1,009,873)        852,038

Cash and cash equivalents at beginning of period                                                          3,068,458       2,201,192
                                                                                                        -----------     -----------
Cash and cash equivalents at end of period                                                              $ 2,058,585     $ 3,053,230
                                                                                                        ===========     ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                                           $   199,174     $    34,285

Supplemental disclosures of non-cash investing and financing activities:
     Net assets acquired in Incentra of CA acquisition, excluding cash (Note 2)                           6,097,510              --
     Net assets acquired in PWI acquisition, excluding cash (Note 2)                                      4,310,840              --
     Conversion of notes payable and accrued interest in exchange for common stock                          400,000
     Reclassification of derivative warrant liability to equity                                           1,910,254
     Purchases of property and equipment included in accounts payable                                       118,608         205,492


See accompanying notes to unaudited condensed consolidated financial statements.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as ("we", "us" or "our"), formerly Front Porch Digital, Inc. ("FPDI" or "Front Porch"), was organized and incorporated in the state of Nevada. On October 25, 2004, we changed our name from Front Porch Digital, Inc. to Incentra Solutions, Inc.

We recently completed three acquisitions: On August 18, 2004, we acquired ManagedStorage International, Inc., a Delaware corporation incorporated in March 2000 ("MSI"); on February 18, 2005, we acquired Incentra of CA, formally known as STAR Solutions of Delaware, Inc., a privately-held Delaware corporation ("Incentra of CA "); and on March 30, 2005, we acquired PWI Technologies, Inc., a privately-held Washington corporation ("PWI"). The MSI acquisition was accounted for as a reverse merger, and therefore, MSI was deemed to be the acquirer for accounting purposes. Accordingly, the condensed consolidated financial statements presented herein include the results of operations of MSI for all periods presented, and include the results of operations of the acquired companies from the dates of the acquisitions forward.

We are a provider of complete solutions for an enterprise's data protection needs. We supply a broad range of storage products and storage management services to broadcasters, enterprises and information technology service providers worldwide. We market our products and services to broadcasters under the trade name Front Porch Digital ("Front Porch") and to service providers and enterprise clients under the trade names ManagedStorage International, Incentra Solutions of CA and PWI Technologies. Front Porch provides unique software and professional services solutions for digital archive management to broadcasters and media companies. MSI provides outsourced storage solutions, including engineering, hardware and software procurement and remote storage operations services. Incentra of CA and PWI are systems integrators that provide Information Technology ("IT") products, professional services and outsourcing solutions to enterprise customers located primarily in the western United States. Our customers are located in North America, Europe, Asia and the Pacific Rim.

On April 12, 2005, our Board of Directors (the "Board") and the holders of the required number of shares of our capital stock approved an amendment to our Articles of Incorporation to effect a one-for-ten reverse stock split effective June 9, 2005. All references to shares, options, and warrants in the three and six months ended June 30, 2005 and in prior periods, have been adjusted to reflect the post-reverse split amounts. Our common stock now trades on the Over-the-Counter Bulletin Board under the trading symbol "ICNS".

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB filed with the SEC on April 6, 2005, for the year ended December 31, 2004.

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation. We do not believe the effects of such reclassifications are material. Operating results for the three or six months ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2005.

MANAGEMENT'S PLANS

Our 2005 operating plan and the execution thereof is focused on increasing revenue, controlling costs, and conserving cash; however, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. Our 2005 plan also includes growth through our recent business acquisitions (Note 2). We cannot predict with certainty the expected revenue, gross profit margin, net loss, and/or usage of cash and cash equivalents as a result of these acquisitions. However, we believe that our cash and cash equivalents and working capital will provide sufficient capital resources to fund our operations, debt service requirements and working capital needs at least through June 30, 2006.

STOCK-BASED COMPENSATION

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44 (FIN 44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, to account for our fixed-plan stock options. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net loss if the fair value-based method had been applied to all outstanding and unvested awards in the three and six months ended June 30, 2005 and 2004. All amounts except per share amounts in (000's):

                                                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                               JUNE 30,               JUNE 30,

                                                                                          2005        2004        2005       2004
                                                                                         -------     -------     -------    -------
Net loss before deemed dividends and accretion on preferred stock, as reported           $(2,356)    $(2,558)    $(4,705)   $(4,441)
Add stock-based employee compensation expense included in reported
  net loss                                                                                   108          44         264         89
Deduct total stock-based employee compensation expense determined under
  fair value-based method for all awards                                                    (688)        (47)     (1,198)       (94)
                                                                                         -------     -------     -------    -------
Pro forma net loss before deemed dividends and accretion on preferred stock              $(2,936)    $(2,561)    $(5,639)   $(4,446)
                                                                                         =======     =======     =======    =======
Net loss per weighted average common share outstanding - basic and
  diluted - pro forma                                                                    $ (0.28)    $ (1.39)    $ (0.58)   $ (2.44)
                                                                                         =======     =======     =======    =======

Net loss per weighted average common share outstanding - basic and
  diluted - as reported                                                                  $ (0.24)    $ (1.39)    $ (0.51)   $ (2.44)
                                                                                         ========    =======     =======    =======

In determining the fair value of stock options granted by us during the three and six months ended June 30, 2005, and thus determining pro forma compensation expense under the fair value method, we utilized the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 3.64%, expected volatility of 111%, and expected lives of three years. The weighted average fair value of options granted during 2005 is $2.10 per option.

In determining the fair value of stock options granted by MSI for the three and six months ended June 30, 2004, we utilized the Black-Scholes valuation model to determine pro forma compensation expense under the fair value method with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 4.76%, expected volatility of 0.001%, and expected lives of ten years. The weighted average fair value of options granted during 2004 was $3.20.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related option. Previously recognized compensation expense for forfeited options is included as a reduction of compensation expense in the period of forfeiture.

On August 16, 2004, our Board of Directors approved, and on April 1, 2005, our stockholders approved by majority written consent, an amendment to our 2000 Equity Incentive Plan (the "Plan") to increase the maximum number of shares of our common stock available for issuance there under from 600,000 shares to 2,265,000 shares.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The accounts of our international subsidiary, Front Porch Digital International, SAS ("FPD International"), are translated using the exchange rate in effect at the balance sheet date, and the results of operations are translated at the average exchange rates during the period. For the six months ended June 30, 2005, we reported a cumulative translation loss of $153,950 as a component of accumulated other comprehensive loss. We are also subject to foreign exchange transaction exposure when our subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months ended June 30, 2005 and 2004 was a loss of $8,500 and a gain of $2,200, respectively. The effect of exchange rate fluctuations in remeasuring foreign currency transactions for the six months ended June 30, 2005 and 2004 was a loss of $1,000 and a gain of $2,000, respectively.

During 2004, we began managing our foreign currency cash flow exposure through the use of $/Euro forward contracts, which are considered derivative instruments and which are recorded as either an asset or liability, measured at fair value. We recognize changes in fair value of the contracts currently in the statements of operations. We recorded a realized gain of approximately $0 and $74,600 for the three and six months ended June 30, 2005, respectively, which represented the change in the fair value of one foreign currency forward contract related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness. This contract was settled on April 1, 2005. Currently, there are no forward contracts outstanding.

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY SETTLED IN THE COMPANY'S COMMON STOCK

We account for obligations and instruments potentially settled in our stock in accordance with Emerging Issues Task Force ("EITF") No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK ("EITF 00-19"). This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our stock.

Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then-current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, we report changes in fair value in earnings and disclose these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings.

At December 31, 2004, our authorized and unissued common shares were insufficient to settle these contracts. As a result, we classified the value of these contracts as a liability. As a result of the one-for-ten reverse stock split on June 9, 2005, there are now sufficient authorized and unissued common shares to settle these contracts. Accordingly, the fair value of the warrants at the effective date of the stock split was reclassified to additional paid-in capital. During the three and six months ended June 30, 2005 we recorded a gain of $48,785 and $390,280, respectively, on these contracts. The appropriateness of the classification of these contracts is reassessed at each balance sheet date.

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

As of June 30, 2005, we believe there were no indicators of a possible impairment, and accordingly, no impairment tests were performed and no impairment losses were recorded. For the three and six months ended June 30,

2004, MSI recorded impairment losses of $136,852 and $198,280, respectively.

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

Fees for first call maintenance agreements are recognized ratably over the terms of the agreements. Maintenance is generally billed in advance, resulting in deferred revenue.

We also provide software-related professional services. Services are generally provided on a time-and-materials basis and revenue is recognized as the services are provided.

Revenues from storage services are recognized at the time the services are provided and are billed on a monthly basis. Fees received for up-front implementation services are deferred and recognized over the term of the arrangement. Deferred revenue is recorded for billings sent to or paid by customers for which we have not yet performed the related services.

Revenues from product sales, including the resale of third-party maintenance contracts, are recognized when shipped. Consulting revenues are recognized when the services are performed.

SOFTWARE DEVELOPMENT COSTS

We account for costs related to software developed for internal use and marketed for external use in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. MSI's Gridworks software product is used internally for providing services to our customers and is also marketed separately as a stand-alone product. FPDI's DIVArchive software product is marketed solely as a stand-alone product. As required by SFAS No. 86, we capitalize costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and future revenue for the product, but with an annual amortization amount at least equal to the straight-line, typically three years. For the three and six months ended June 30, 2005 capitalized software development costs, which related primarily to enhancements to our Gridworks and DIVArchive software solutions, totaled $329,691 and $729,002, respectively. For the three months ended June 30, 2005 and 2004, $130,449 and $91,505, respectively, of software development costs were charged to expense. For the six months ended June 30, 2005 and 2004, $248,182 and $178,611, respectively, of software development costs were charged to expense. As of June 30, 2005, the unamortized portion of software development costs was $1,655,837.

INCOME TAX

Income tax expense recognized for the three and six months ended June 30, 2005, represented income tax expense on FPD International, our wholly-owned French subsidiary. We are currently in the process of creating an agreement with FPD International for the allocation of costs related to its sale of our proprietary software solutions. Any such agreement is subject to acceptance by the French taxing authorities. We expect that we will be able to implement this agreement in the fourth quarter of 2005, and therefore allocate the appropriate costs to FPD International, which we anticipate would serve to significantly reduce our income tax exposure for the remainder of the year. However, there can be no assurance that the French taxing authorities will accept this agreement with FPD International and that we will be able to reduce this income tax expense. Our income tax expense is a non-cash item due to the utilization of our net operating loss carryforwards in France.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), SHARE-BASED PAYMENT, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We are currently evaluating the provisions of this standard. However, we expect that the implementation of this standard will have a material impact on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, which changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We do not expect this statement to have a material impact on our financial position or results of operations.


(2) ACQUISITIONS

(A) ACQUISITION OF INCENTRA OF CA, FORMALLY KNOWN AS STAR SOLUTIONS OF DELAWARE, INC.

On February 18, 2005 (the "STAR Closing Date"), we acquired all of the outstanding capital stock of Incentra of CA. The acquisition was effected pursuant to an Agreement and Plan of Merger (the "STAR Merger Agreement"). The results of operations of Incentra of CA are included in our consolidated financial statements beginning on February 18, 2005.

Pursuant to the STAR Merger Agreement, the purchase price consisted of (i) a cash payment of $1,422,000, (ii) the issuance of 1,261,756 unregistered shares of our common stock valued at $3,136,364 (based upon the market price three days before and after the acquisition date) and (iii) the issuance of an unsecured convertible promissory note for $2,500,000 (the "STAR Note"). In addition, we paid $78,000 to the sole remaining stockholder of Incentra OF CA in exchange for all shares of capital stock of Incentra OF CA held by such stockholder. We paid approximately $400,000 in investment banking fees associated with the transaction.

Interest on the STAR Note accrues at an annual rate of 0.5%, which has been discounted to reflect a fair value rate of interest. The remaining principal of $2,374,139 is payable in eight consecutive quarterly payments of $251,722, commencing on August 1, 2005, and a single payment of $377,583 on August 1, 2007 (each of the foregoing dates, a "STAR Payment Due Date"). We elected not to make the August 1, 2005 payment within the grace period allowed under the STAR Note, which created an event of default on the STAR Note as of August 11, 2005. We have not received notice of default or acceleration from the STAR note holder. We elected not to make the scheduled payment as we are in the process of negotiating post-closing adjustments to the purchase, which could have a significant impact on the amount and terms of the STAR Note. As of the balance sheet date, we have reclassified approximately $1.3 million of the debt to current liabilities based on the default, as it was not cured within the 10-day grace period. Management does not believe the debt will be paid in one year from the balance sheet date, however, the reclassification on the balance sheet was made as the debt is now callable.

All or a portion of the outstanding principal and interest due under the STAR Note may be converted by the holder into shares of our common stock at any time from the end of each calendar quarter immediately preceding a STAR Payment Due Date until and including one day prior to such STAR Payment Due Date. The STAR
Note is initially convertible at a conversion price equal to the greater of (i) $4.00 or (ii) seventy percent (70%) of the average closing price of our common stock, as reported on the Over-The-Counter Bulletin Board, for the ten (10) consecutive trading days ending on and including the last day of the calendar quarter immediately preceding the applicable STAR Payment Due Date. As of June 30, 2005, the STAR Note was convertible into a maximum of 593,535 shares of our common stock. Our obligations under the STAR Note are not secured by any of our assets.

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

Concurrent with the consummation of the acquisition, we entered into a registration rights agreement with the seller, pursuant to which, at any time after March 1, 2006, the seller shall have the right to cause us to register under the Securities Act of 1933, as amended, the shares of common stock issued to the seller in the acquisition and the shares of common stock issuable upon conversion of the STAR Note. The agreement also provides that, after March 1, 2006, the seller shall have `piggy-back' registration rights.

The following represents the preliminary purchase price allocation at the date of the Incentra of CA acquisition:

Cash and cash equivalents                                           $ 1,598,000
Other current assets                                                    825,000
Property and equipment                                                   20,000
Other assets                                                              7,000
Goodwill                                                              8,122,000
Other intangible assets (3-5 year lives)                                540,000
Current liabilities                                                  (1,517,000)
Other liabilities                                                    (1,900,000)
                                                                    -----------
Total purchase price                                                $ 7,695,000
                                                                    ===========

The purchase price allocation is not considered final as of the date of this report. However, we believe the final purchase price allocation will not be materially different than that presented herein. In connection with the acquisition, on February 18, 2005, Incentra of CA obtained a revolving line of credit from a bank that provides for borrowings until March 1, 2007, of up to $5,000,000 (Note 7(c)). This line of credit and all the related accrued interest was paid in full on July 5, 2005, in connection with the New Laurus Financing Agreement as discussed in Note 8.


(B) ACQUISITION OF PWI TECHNOLOGIES, INC.

On March 30, 2005 (the "PWI Closing Date"), we acquired all of the outstanding capital stock of PWI. The acquisition was effected pursuant to a Stock Purchase Agreement, dated as of the PWI Closing Date (the "PWI Stock Purchase Agreement").

The purchase price of PWI consisted of $2,300,000 in cash and 841,934 shares of our common stock valued at $1,683,868 (based upon the market price three days before and after the acquisition date). In addition, the former PWI shareholders have the opportunity to earn an additional $200,000 in cash and $1,000,000 in our common stock based upon achieving certain earn out requirements. Should PWI exceed the earn-out requirements, its former shareholders can earn additional common stock having a value equal to PWI's EBITDA contribution over the earn out requirement. We paid approximately $300,000 in investment banking fees in connection with the transaction.

Concurrently with the consummation of the acquisition, we granted registration rights with respect to the shares of our common stock issued in the acquisition. Pursuant to the registration rights agreement, at any time after March 31, 2006, the holders of such rights shall have the right to cause us to register under the Securities Act of 1933, as amended, the shares of our common stock issued on the PWI Closing Date and the shares of common stock issuable pursuant to the earn-out described above. The agreement also provides that, after March 31, 2006, the holders shall have "piggy-back" registration rights with respect to such shares.

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

The following represents the preliminary purchase price allocation at the date of the PWI acquisition:

Cash and cash equivalents                                           $    74,000
Other current assets                                                  7,010,000
Property and equipment                                                  174,000
Other assets                                                             28,000
Goodwill                                                              6,361,000
Other intangible assets (3-5 year lives)                                310,000
Current liabilities                                                  (7,157,000)
Other liabilities                                                    (2,415,000)
                                                                    -----------
Total purchase price                                                $ 4,385,000
                                                                    ===========

The purchase price allocation is not considered final as of the date of this report. However, we believe the final purchase price allocation will not be materially different than that presented herein.

Financing for the cash component of the acquisition was provided by a bank through an existing line of credit ("LOC") that was established as part of the acquisition of Incentra of CA. In connection with the financing, the LOC was amended to make PWI a co-borrower under the agreements and to modify certain financial covenants to accommodate the addition of PWI to the LOC. The LOC and all related accrued interest was paid in full on July 5, 2005, in connection with the New Laurus Financing Agreement, as discussed in Note 8 to these condensed consolidated financial statements.


(C) ACQUISITION OF MANAGEDSTORAGE INTERNATIONAL, INC.

On August 18, 2004 (the "MSI Acquisition Date"), we acquired all of the outstanding capital stock of MSI. The acquisition of MSI by us was accounted for as a reverse merger because on a post-merger basis, the former MSI shareholders held, immediately following the acquisition on the MSI Acquisition Date, a majority of our outstanding common stock on a voting and diluted basis. As a result, MSI was deemed to be the acquirer for accounting purposes. Accordingly, the condensed consolidated financial statements presented herein include the financial statements of MSI for all periods prior to the MSI Acquisition Date and the financial statements of the consolidated companies from the MSI Acquisition Date forward. Historical share and per share amounts for periods prior to the MSI Acquisition Date have been retroactively restated to reflect the exchange ratio established in the transaction, in a manner similar to a reverse stock split, with the difference in par values being recorded as an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (MSI) has been carried forward after the MSI Acquisition. The MSI Acquisition was also accounted for as a step acquisition as it occurred in multiple steps over the period from July 31, 2002, when MSI sold to us its French subsidiary. After the acquisition of MSI, the former MSI shareholders beneficially owned approximately 64% of our outstanding common stock, after giving effect to the conversion of the Series A Preferred Stock.

(D) PROFORMA RESULTS

The following unaudited pro forma financial information presents our combined results of operations as if the acquisitions described in (A), (B) and (C) above had occurred as of the beginning of each of the periods reported below. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported by us had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of our future consolidated results of operations or financial condition. Pro forma results were as follows for the three and six months ended June 30, 2005 and 2004:

                                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED

                                                           JUNE 30, 2005       JUNE 30, 2004       JUNE 30, 2005       JUNE 30, 2004
                                                           -------------       -------------       -------------       -------------
Revenue                                                    $ 17,599,232        $ 13,860,231        $ 34,050,155        $ 28,136,898
Cost of revenue                                              12,505,425           9,510,887          24,475,325          19,638,441
                                                           ------------        ------------        ------------        ------------
Gross margin                                                  5,093,807           4,349,344           9,574,830           8,498,457

Operating expenses                                            6,287,411           6,883,428          12,667,511          12,704,662
                                                           ------------        ------------        ------------        ------------
Loss from operations                                         (1,193,604)         (2,534,084)         (3,092,681)         (4,206,205)
                                                           ------------        ------------        ------------        ------------

Other income (expense), net                                    (603,523)         (1,098,722)           (771,301)         (1,944,484)
Income tax expense                                             (559,000)                 --            (877,000)                 --
                                                           ------------        ------------        ------------        ------------
Net loss                                                     (2,356,127)         (3,632,806)         (4,740,982)         (6,150,689)

Dividends on redeemable preferred stock                              --            (149,589)                 --            (297,534)
Accretion of redeemable preferred stock
  to redemption amount                                         (654,392)             (7,835)         (1,308,784)            (15,666)
                                                           ------------        ------------        ------------        ------------

Net loss applicable to common shareholders                 $ (3,010,519)       $ (3,790,228)       $ (6,049,766)       $ (6,463,889)
                                                           ============        ============        ============        ============

(3) PROPERTY AND EQUIPMENT

As of June 30, 2005, property and equipment consisted of:

Computer equipment                                                   $4,439,951
Software                                                              1,543,533
Office furniture and equipment                                           63,246
Leasehold improvements                                                  615,793
                                                                     ----------
                                                                      6,662,523
Less accumulated depreciation                                        (4,295,811)
                                                                     ----------
                                                                     $2,366,712
                                                                     ==========

For the three months ended June 30, 2005 and 2004, total depreciation expense was $398,258 and $486,503, respectively, of which $278,008 and $449,341, respectively, was included in cost of revenue. For the six months ended June 30, 2005 and 2004, total depreciation expense was $792,959 and $890,213, respectively, of which $601,563 and $808,134, respectively, was included in cost of revenue.

Included in the balance above is property and equipment under a capital lease with a cost of $1,883,090 and accumulated depreciation and amortization of $798,257.

(4) CONCENTRATION OF CREDIT RISK

We sell our products and services throughout North America, Europe, and Asia/ Pacific Rim. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Credit losses have been within our expectations. For the three months ended June 30, 2005, aggregate revenues from customers located in Europe or Asia amounted to $4.4 million, or 25% of total revenue, while revenues from customers located in North America totaled $13.2 million, or 75% of total revenue. For the three months ended June 30, 2004, our revenues from customers located in Europe or Asia amounted to $0.5 million, or 25% of total revenue, while revenues from customers located in North America totaled $1.4 million, or 75% of total revenue. For the six months ended June 30, 2005, aggregate revenues from customers located in Europe or Asia amounted to $7.4 million, or 31% of total revenue, while revenues from customers located in North America totaled $16.2 million, or 69% of total revenue. For the six months ended June 30, 2004, our revenues from customers located in Europe or Asia amounted to $0.9 million, or 20% of total revenue, while revenues from customers located in North America totaled $3.4 million, or 80% of total revenue. On a pro forma basis, giving effect to the acquisitions as if they had occurred at the beginning of the periods presented for the six months ended June 30, 2005 aggregate revenues from customers located in Europe or Asia amounted to $7.4 million, or approximately 22% of total revenue, while revenues from customers located in North America totaled $26.6 million, or approximately 78% of total revenue.

For the three months ended June 30, 2005, one customer represented 12% of total revenues. For the six months ended June 30, 2005 no one customer represented 10% or more of total revenues or accounts receivable as of June 30, 2005.

For the three and six months ended June 30, 2004, revenues from three customers, each exceeding 10% of total revenues, represented 23%, 18% and 15%, and 18%, 17% and 17%, respectively.

(5) PER SHARE DATA

Basic loss per share is calculated using the net loss allocable to common shareholders divided by the weighted average common shares outstanding during the period. In accordance with accounting requirements for reverse mergers, the historical loss per share of MSI prior to the MSI Acquisition has been retroactively restated to reflect our capital structure. Due to our net loss, shares from the assumed conversion of outstanding warrants, options, convertible preferred stock and convertible debt have been omitted from the computations of diluted loss per share for the three and six months ended June 30, 2005 and 2004 because the effect would be antidilutive. Shares issuable from common stock equivalents that could potentially dilute earnings per share in the future that were not included in the computation of loss per share because their effect was anti-dilutive totaled approximately 10.3 million and 0.3 million at June 30, 2005 and 2004, respectively.

(6) SERIES A CONVERTIBLE PREFERRED STOCK

In connection with the MSI Acquisition, we designated 2.5 million authorized shares of preferred stock as Series A Preferred shares and issued 2,466,971 of such shares. Warrants are outstanding for the purchase of the remaining 33,029 Series A Preferred shares at a purchase price of $10.35 per share.

The Series A Preferred shares are convertible at any time upon written notice to us into shares of common stock on a two-for-one basis. So long as at least 500,000 originally issued shares of Series A Preferred are outstanding, the holders of Series A Preferred shares have the right to appoint three directors to our Board of Directors. As a result, our Board of Directors has been expanded to seven members to accommodate these three directors. On or after August 16, 2008, the holders of at least 80% of the Series A Preferred shares may elect to have us redeem the Series A Preferred for a price equal to the greater of (i) the original issue price of $12.60 per share ($31.5 million in the aggregate) plus accrued dividends, to the extent dividends are declared by us, or (ii) the fair market value of the number of shares of common stock into which such shares of Series A Preferred are convertible. Other material terms of the Series A Preferred shares include a preference upon liquidation or dissolution of our company, weighted-average anti-dilution protection and pre-emptive rights with respect to subsequent issuances of securities by us (subject to certain exceptions).

(7) DEBT

(A) SENIOR SECURED CONVERTIBLE NOTE

On the MSI Acquisition Date, liabilities assumed in the MSI Acquisition included the fair value of a convertible note. This convertible note originated on May 13, 2004, when we consummated a private placement pursuant to which we issued a secured convertible term note due May 13, 2007 in the principal amount of $5,000,000 (the "Laurus Note"), and we issued a common stock purchase warrant entitling the holder to purchase 443,500 shares of common stock (the "Laurus Warrant") at $4.80 per share. The Laurus Note and the Laurus Warrant were sold to Laurus Master Fund, Ltd. ("Laurus"), for a purchase price of $5,000,000. The principal and unpaid interest on the Laurus Note is convertible into shares of our common stock at a price of $3.00 per share, subject to antidilution adjustments.

In connection with the issuance of the Laurus Note, we recorded the fair value of the Laurus Warrant as a debt discount in the amount of approximately $1.8 million based upon the Black-Scholes option-pricing model, resulting in an imputed interest rate of 37%. This discount is being amortized to earnings as additional interest expense over the term of the Laurus Note. Accordingly, we have recorded $133,460 and $273,005 of additional non-cash interest expense relating to the amortization of the discount for the three and six months ended June 30, 2005, respectively.

In accordance with EITF 00-19, we initially accounted for the fair value of the Laurus Warrant as equity. As discussed below, in the fourth quarter of 2004, due to an October 2004 change in the Laurus Note conversion terms, our authorized and unissued shares available to settle the Laurus Warrant (after considering all other commitments that may require the issuance of stock during the maximum period the Laurus Warrant could remain outstanding) were determined to be insufficient. As a result, we reassessed and reclassified the value of the Laurus Warrant to a liability at the reassessment date. As a result of the one-for-ten reverse stock split effected on June 9, 2005, there are now sufficient authorized and unissued common shares to settle the Laurus Warrant. During the three and six months ended June 30, 2005, we recorded a gain of $48,785 and $390,280, respectively, on these contracts. The appropriateness of the classification of the Laurus Warrant is reassessed at each balance sheet date.

The Laurus Note provides for monthly payments of interest at a rate per annum equal to the prime rate plus 1%, which is subject to reduction if the market price of our common stock exceeds certain designated thresholds. However, the rate cannot be less than 5% per annum. The Laurus Note also provides for monthly amortization of principal, which commenced on September 1, 2004, of $45,455 (increased to approximately $159,000 per month beginning in March 2005) with the balance payable on the maturity date. Laurus has the option to receive shares of our common stock in lieu of debt service payments at the market price of our common stock at the date of conversion. The Laurus Note is collateralized by a security interest in all of our assets. The Laurus Warrant entitles the holder to purchase, at any time through May 13, 2011, up to 443,500 shares of our common stock at a price of $4.80 per share, subject to antidilution adjustments.

Pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") with Laurus, for so long as 25% of the original principal amount of the Laurus Note is outstanding, we may not directly or indirectly declare or pay any dividends without the prior written consent of Laurus. The Securities Purchase Agreement also requires the written consent of Laurus in connection with any liquidation, material reorganization or issuance of certain additional indebtedness of the Company.

On October 26, 2004, we entered into an Amendment and Waiver, (the "Amendment and Waiver") with Laurus that amended the Securities Purchase Agreement and certain other documents (the "Loan Documents") and waived certain events of default under certain of the Loan Documents. Pursuant to the Amendment and Waiver, the parties agreed to reduce the "Fixed Conversion Price" set forth in the Laurus Note from $5.00 to $3.00 per share and to amend the Master Security Agreement to provide for a "Lockbox Deposit Account" to be maintained by us and our subsidiaries under the Master Security Agreement. Lockbox remittances do not automatically reduce the debt outstanding unless an event of default has occurred. Laurus further agreed to (i) release to us approximately $3 million, which represented all funds then remaining in a restricted account (less outstanding accrued interest and fees); (ii) postpone until the maturity date of the Laurus Note the monthly principal payable by us under the Laurus Note from November 1, 2004 through February 1, 2005; (iii) waive certain events of default, and all fees and default interest rates applicable to such events of default; (iv) extend the time for our subsidiaries to be joined as a party to the Master Security Agreement; (v) waive all fees and default interest arising from our failure to pay the liquidated damages set forth in the Registration Rights Agreement and further waive any liquidated damages due and payable to Laurus by us.

In consideration of the waivers, we issued a seven-year warrant to Laurus to purchase 50,000 shares of our common stock with an exercise price of $5.00 per share. We further agreed to register under the Securities Act the resale of the shares of common stock issuable upon exercise of the new warrant and the additional shares of our common stock issuable to Laurus upon conversion of the Laurus Note due to the adjustment of the Fixed Conversion Price. We valued the additional warrant at $89,000, which represents the total liquidated damages waived by Laurus as a result of the Amendment and Waiver. We recorded this amount as a liability and additional interest expense during the quarter ended December 31, 2004. In connection with the reverse stock split discussed above, the fair value of the additional warrant was reclassified to additional paid-in capital on June 9, 2005. On February 17, 2005, we entered into an Amendment and Waiver (the "Second Amendment and Waiver") with Laurus. The Second Amendment and Waiver waived certain events of default under the Registration Rights Agreement (as amended on October 25, 2004) and the Laurus Note. Pursuant to the Second Amendment and Waiver, Laurus agreed to waive all fees and default interest arising from our failure to pay the liquidated damages set forth in the Registration Rights Agreement and to waive any liquidated damages due and payable to Laurus in connection with our failure to maintain the effectiveness of the Registration Statement.

On February 18, 2005, we entered into a Waiver and Subordination Agreement with Laurus (the "Laurus Subordination"). The Laurus Subordination waived our obligation under the Securities Purchase Agreement to cause Incentra of CA to become a party to the Master Security Agreement. Pursuant to the Laurus Subordination, Laurus also agreed to subordinate to a lender its security interest in the accounts receivable and other rights to payments, general intangibles, equipment and inventory of Incentra of CA.

On February 18, 2005, in satisfaction of $375,000 of liquidated damages incurred due to our failure to maintain the effectiveness of the registration statement, we issued to Laurus an immediately exercisable seven-year warrant to purchase 362,500 shares of common stock at an exercise price of $2.60 per share (the "Additional Warrant") and further agreed to register under the Securities Act the resale of the shares of common stock issuable upon exercise of the Additional Warrant. The Additional Warrant was valued at $375,000 and was recorded as a liability on the issuance date. We amended our registration statement on April 14, 2005 to include the shares issuable upon exercise of the additional warrant and such registration statement was declared effective by the Securities and Exchange Commission on April 25, 2005. For the six months ended June 30, 2005, we expensed $375,000 for the liquidated damages, of which $75,000 was incurred in the quarter ended June 30, 2005. In connection with the reverse stock split discussed above, the fair value of this additional warrant was reclassified to additional paid-in capital on June 9, 2005.

During the three months ended June 30, 2005, we entered into two amendments with Laurus to the Laurus Note pursuant to which the conversion price for $400,000 of principal converted on or after April 28, 2005 was reduced to eighty seven percent (87%) of the five (5) lowest closing prices of the common stock during the twenty-two (22) trading days immediately prior to the date of such conversion; provided, however, that such conversion price shall not be less than $1.40. During the three months ended June 30, 2005, Laurus converted this $400,000 under the Laurus Note into 277,339 shares of our common stock. The conversion was deemed beneficial, and, as a result, additional interest expense of approximately $110,000 was recorded during the three months ended June 30, 2005.

(B) CAPITAL LEASES

On November 20, 2003, we entered into a capital lease line of credit agreement (the "Lease Line") for $1,500,000 with a third-party lender. The term of the agreement is for term leases ranging from 12 to 18 months. The interest rate on the Lease Line ranges from 10.514% per annum to 10.731% per annum. As of June 30, 2005, we have drawn $1,470,507 on the Lease Line and $29,493 of the Lease Line had expired unused. The Lease Line is to be repaid in monthly principal and interest installments, with the final payment due in October 2005. The unpaid balance at June 30, 2005 was $71,073.

On March 2, 2005, we entered into an amendment to the Lease Line. Under this amendment, we may draw an additional $500,000 (the "New Credit Facility") for equipment purchases through June 30, 2005. The amendment also grants us a call option to purchase equipment from the lessor. With respect to $2,333 of the New Credit Facility amount that was unfunded on June 30, 2005, we were required to pay the lessor 5% of such unfunded amount upon demand by the lessor. The term of the agreement is for 15 months with an interest rate of 14.96% per annum, which amount has since been paid. During the three and six months ended June 30, 2005, we drew $333,490 and $497,667 on the New Credit Facility. The New Credit Facility is to be repaid in monthly principal and interest installments through September 2006. The unpaid balance at June 30, 2005 was $443,649.

(C) REVOLVING LINE OF CREDIT

On February 18, 2005, Incentra of CA obtained a revolving line of credit from a bank, that provides for borrowings, from time to time until March 1, 2007, of up to $5,000,000. In connection with the line of credit, on February 18, 2005, Incentra of CA entered into a credit agreement (the "Credit Agreement") with the bank and executed in favor of the bank a revolving line of credit note (the "LOC Note"), a continuing security agreement (rights to payment and inventory)
("Security Agreement #1") and a security agreement (equipment) ("Security Agreement #2, and collectively with Security Agreement #1, the "Security Agreements"). The Credit Agreement, the LOC Note and the Security Agreements are collectively referred to as the "Loan Documents." On March 30, 2005, the Credit Agreement was amended to make PWI a co-borrower thereunder.

Pursuant to the Credit Agreement, the maximum principal amount of all borrowings under the line of credit cannot exceed 80% of Incentra of CA's and PWI's eligible accounts receivable. At certain times during the quarter ended June 30, 2005, we were over advanced on our line of credit due to fluctuations in the eligible accounts receivable. The bank did not require the over advances to be repaid. At June 30, 2005, we were not in an over advanced position. The Credit Agreement further provides that all borrowed amounts shall, at the option of the bank and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the Credit Agreement). Principal amounts not paid when due bear interest at 4% above the per annum rate of interest of the LOC Note.

The LOC Note provides that interest on all outstanding principal amounts shall accrue at a rate per annum equal to the prime rate plus 1.5%. Interest on the LOC Note is payable monthly on the first day of each month during the term of the LOC Note, commencing April 1, 2005. Pursuant to the Security Agreements, borrowings under the line of credit are secured by a first priority lien on all assets of Incentra of CA and PWI. If an event of default occurs under the Security Agreements or the LOC Note, the bank has the right to accelerate payments under the LOC Note and, in addition to any other remedies available to it, to foreclose upon the assets securing the LOC Note. In addition, the LOC Note contains certain financial covenants for which compliance is measured quarterly. During the three and six months ended June 30, 2005, we drew $862,000 and $4,381,452 on the line of credit. We were not in compliance with one of our covenants for the quarter ended June 30, 2005 and obtained from the bank a waiver for this covenant through September 30, 2005.

The LOC Note was repaid in full on July 5, 2005 in connection with the New Laurus Financing, discussed below.

(8) SUBSEQUENT EVENTS

(A) NEW LAURUS FINANCING

On June 30, 2005, we entered into a Security Agreement with Laurus pursuant to which Laurus provided us with a $9 million revolving, convertible credit facility (the "Facility"). The term of the Facility is three years. In connection with the Facility, we executed in favor of Laurus a $9 million Secured Revolving Note (the "Revolver Note"). Borrowings under the Facility accrue interest at a rate per annum equal to the "prime rate" (as published in The Wall Street Journal) plus 1%, which is subject to reduction if the market price of our common stock exceeds certain designated thresholds. Pursuant to the Facility, the minimum initial amount available to us, until December 31, 2005, is $6.0 million. Thereafter, the maximum principal amount of all borrowings under the Facility cannot exceed 90% of the combined eligible accounts receivable of PWI and Incentra of CA.

Pursuant to the revolver note issued under the Facility, Laurus has the option to convert borrowings under the Facility into shares of our common stock. The first $3 million of borrowings are convertible into shares of our common stock registered under the Securities Act of 1933, as amended (the "Act"), at a fixed conversion price of $2.05 (as adjusted for dilutive issuances, stock splits, stock dividends and the like, "as adjusted"). The second $3 million of borrowings are convertible into unregistered shares of our common stock at a fixed conversion price of $2.56, as adjusted. The last $3 million of borrowings are convertible into unregistered shares of our common stock at a fixed conversion price of $2.99, as adjusted.

On July 5, 2005, we requested, and Laurus agreed to lend, an initial draw under the Facility of $6.0 million, of which approximately $4.4 million was used to extinguish, in full, our indebtedness to Wells Fargo Bank, N.A. and the balance of the initial draw, less expenses of the Facility, will be used for general corporate and working capital purposes.

Borrowings under the Facility are collateralized by a security interest in substantially all of our assets, including a pledge to Laurus of all of the outstanding capital stock of PWI and Incentra of CA. Repayment of borrowings under the Facility is guaranteed by PWI and Incentra of CA pursuant to a Subsidiary Guaranty in favor of Laurus.

In connection with the financing, we issued Laurus a warrant that entitles Laurus to purchase, at any time through June 30, 2012, up to 400,000 shares of our common stock at a price of $2.63 per share, as adjusted (the "Warrant").

The first $3 million of borrowings under the Facility is further evidenced by a Secured Convertible Minimum Borrowing Note (the "$3 Million Minimum Borrowing Note"), which provides Laurus with certain additional rights, including without limitation, the right to receive a pre-payment penalty and certain registration rights (as further described herein). In the event we redeem, or prepay, the outstanding balance under the $3 Million Minimum Borrowing Note, we are required to pay Laurus a sum equal to one hundred twenty five percent (125%) of the principal amount outstanding under such note, together with accrued but unpaid interest thereon. All other borrowings under the Facility may be prepaid from time to time without penalty.

Pursuant to a registration  rights  agreement with Laurus,  we are obligated to:
(a) file a registration statement under the Act to register the resale of the shares of our common stock issuable upon conversion of the $3 Million Minimum Borrowing Note and exercise of the Warrant (the "Registration Statement") within 55 days of the date of the funding with respect to the $3 Million Minimum Borrowing Note; (b) use our best efforts to have the Registration Statement declared effective under the Act as promptly as possible, but in any event prior to the 115th day following the funding of the $3 Million Minimum Borrowing Note; and (c) maintain the effectiveness of the Registration Statement until the earliest date of when (i) all registrable securities have been sold, (ii) all registrable securities may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k) or (iii) all amounts payable under the $3 Million Minimum Borrowing Note have been paid in full.
Laurus is entitled to certain remedies specified in the registration rights agreement if we do not timely comply with its registration obligations.

In connection with the Facility, we paid Laurus approximately $359,000, comprised of a facility fee of $324,000 (representing an annual fee equal to 1.2% of the Facility payable in advance at closing) and reimbursement of $35,000 of Laurus' expenses.

Concurrently with the closing of the Facility, we amended our existing Secured Convertible Term Note with Laurus, dated March 13, 2004, to provide that an event of default by us under the Facility shall also constitute an event of default under such Term Note.

On August 1, 2005, we entered into an amendment with Laurus to the Laurus Note pursuant to which the conversion price for $200,000 of principal converted on or after April 28, 2005 was reduced to an amount equal to eighty seven percent (87%) of the average of the five (5) lowest closing prices of the common stock during the twenty-two (22) trading days immediately prior to the date of such conversion, but not less than $1.52. On August 1, 2005, Laurus converted this $200,000 into 131,579 shares of our common stock. The conversion was deemed beneficial, and as a result, additional interest expense of approximately $40,000 will be recorded during the three months ended September 30, 2005.

As of August 11, 2005, the default on the STAR Note discussed in footnote 2(A) above and item (B) below, created an event of default of certain provisions of the Facility and the Term Note discussed in footnote 7(A). On August 12, 2005, we obtained a waiver from Laurus waiving the default.

(B) STAR Note Default

We elected not to make the August 1, 2005 payment within the grace period allowed under the STAR Note, which creates an event of default as of August 11, 2005. We have not received any notice of default or acceleration from the STAR note holder. We elected not to make the scheduled payment as we are in the process of negotiating post-closing adjustments to the purchase, which could have a significant impact on the amount and terms of the note. As of the balance sheet date, we have reclassified approximately $1.3 million of the debt to current liabilities based on the default. Management does not believe the debt will be paid in one year from the balance sheet date, however, the reclassification on the balance sheet was made as the debt is now callable.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

When used in this discussion, the word "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

Our business and results of operations are affected by a wide variety of factors that could materially and adversely affect us and our actual results, including, but not limited to: (1) the availability of additional funds to enable us to successfully pursue our business plan; (2) the uncertainties related to the effectiveness of our technologies and the development of the our products and services; (3) our ability to maintain, attract and integrate management personnel; (4) our ability to complete the development and continued enhancement of our products in a timely manner; (5) our ability to effectively market and sell our products and services to current and new customers; (6) our ability to negotiate and maintain suitable strategic partnerships, vendor relationships and corporate relationships; (7) the intensity of competition; and (8) general economic conditions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

Any forward-looking statements herein speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a supplier of complete solutions for an enterprise's data protection needs. We supply a broad range of storage products and storage management services to broadcasters, enterprises and information technology service providers worldwide. We market our products and services to broadcasters under the trade name Front Porch Digital ("Front Porch") and to service providers and enterprise clients under the trade names ManagedStorage International ("MSI"), Incentra Solutions ("Incentra of CA") and PWI Technologies ("PWI"). Front Porch provides unique software and professional services solutions for digital archive management to broadcasters and media companies. MSI provides outsourced storage solutions, including engineering, hardware and software procurement and remote storage operations services. Incentra of CA and PWI are leading systems integrators that provide Information Technology ("IT") products, professional services and outsourcing solutions to enterprise customers located primarily in the western United States.

Through Front Porch, we provide a software and management solution that enables searching, browsing, editing, storage and on-demand delivery of media-rich content in nearly any digital format. The software converts audio, video, images, text and data into digital formats for ease of use and archiving. With more than 100 installations worldwide, our DIVArchive software has become a leading digital archive management application among European and Asian broadcast and media companies, and is gaining an increasing share of the North American market. Front Porch's DIVArchive and BitScream applications provide the essential integration layer within the digital content creation and broadcast environments. Front Porch built its archive management and transcoding software-based solutions on intelligent, distributed architecture, which makes than flexible, scalable, easily upgradable, failure resilient and well-integratable with leading automation and asset management applications.

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

Through Incentra of CA and PWI, we deliver complete IT solutions, including professional services, third-party hardware/software procurement and resale, financing solutions and the sale and delivery of first call support for third-party hardware and software maintenance (including help desk operations). Solutions are sold primarily to enterprise customers in the financial services, government, hospitality, retail, security, healthcare and manufacturing sectors. With offices and sales personnel located primarily throughout the western United States, these recently acquired entities are a cornerstone to its North American expansion plans.

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

BUSINESS OUTLOOK

The following summarized discussion of financial results for the three and six months ended June 30, 2005 and 2004 is of our results on a pro forma basis, giving effect to the acquisitions referred to in Note 2 above as if they had occurred at the beginning of all periods presented. We believe the pro forma results of operations provide additional and more relevant information about the operating performance of our business and give a better indication of our results of operations, and the size and scalability of our business on a forward looking basis. However, the pro forma statements are not intended as a substitute for financial statements prepared in accordance with generally accepted accounting principles.

For the three and six months ended June 30, 2005, pro forma revenues totaled $17.6 million and $34.0 million, respectively, as compared to $13.9 million and $28.1 million for the comparable prior periods. The rate of year-over-year growth in revenues for the three and six months ended 2005 was approximately 27% and 21%, respectively. The significant growth in revenue was a result of increased sales and deliveries of our proprietary DIVArchive solution, third-party hardware and software and our professional services. In addition, we have a recurring revenue base created by our proprietary Gridworks Operations System Support solution that provides added stability and predictability in revenue, as well as a significant growth opportunity through the expansion of services to existing customers, the continued increase in the amount of data under protection, as well as new enterprise and service provider customer opportunities.

We continue to invest in hardware and the development of our software and digital archiving in the data storage and infrastructure areas. During the six months ended June 30, 2005, we invested $0.7 million in software development and $0.4 million for data storage infrastructure development.

During the three months ended June 30, 2005, our pro forma loss from operations decreased by approximately $1.3 million, to $1.2 million as compared to a pro forma loss of $2.5 million for the comparable prior year period. This reduction in our pro forma loss was due to $0.7 million of increased gross margins as a result of our increased revenues, decreased general and administrative costs of $0.4 million and the elimination of a $0.1 million impairment loss recorded in 2004. The improvement in our general and administrative expenses was due to the absence of owner-related costs in our 2005 acquisitions and the decrease in MSI's expenses as a result of reduced staffing levels.

During the three and six months ended June 30, 2005, we realized an adjusted EBITDA(1) profit of approximately $0.3 million and $0.7 million, respectively,

--------------------------
(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and cumulative effect of changes in accounting principles. Although EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (GAAP), we believe the use of the non-GAAP financial measure EBITDA enhances an overall understanding of our past financial performance and is a widely-used measure of operating performance in practice. In addition, we believe the use of EBITDA provides useful information to the investor because EBITDA excludes significant non-cash interest and amortization charges related to past financings by us and amortization of intellectual property acquired in the acquisitions, that, when excluded, we believe produces more meaningful operating information. EBITDA also excludes depreciation and amortization expenses. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure on a pro forma basis, net loss before deemed dividends and accretion on preferred stock is set forth below.

                             * EBITDA Reconciliation
                                  June 30, 2005
                             All amounts in (000's)

                                                        Three Months  Six Months
                                                            Ended       Ended
                                                             2005        2005
                                                             ----        ----
Pro forma net loss before deemed dividends and
accretion on preferred stock                               $(2,356)     $(4,741)
Depreciation and amortization                                1,347        2,694
Taxes                                                          559          879
Interest (cash portion)                                        171          326
Interest (non-cash portion)                                    436          897
                                                           -------      -------
EBITDA                                                         157           55
                                                           -------      -------
Former owner costs                                              --          314
Non-cash stock based compensation                              108          264
Referral fees                                                   29           72
                                                           -------      -------
EBITDA, as adjusted                                        $   294      $   705
                                                           =======      =======
on a pro forma basis. EBITDA adjustments remove the impacts of the former owner's costs as well as non-cash stock compensation expense and referral fee amortization. Also included in EBITDA for the three and six months ended June 30, 2005 was a gain of approximately $49,000 and $390,000, respectively, due to the revaluation of the derivative warrant liability. During the three months ended June 30, 2005, we received an insurance settlement of $0.1 million from a customer theft of equipment. This was accounted for as a purchase price adjustment. However, if this cash settlement were recorded in the period, it would result in $0.4 million in adjusted EBITDA for the period.

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

We also believe we can increase our sales of managed services by introducing these services to the customers of our recently acquired businesses. We believe professional services will also be enhanced as we leverage our engineering resources across our entire customer base. In the three months ended June 30, 2005, we increased engineering and sales resources and will continue to increase these resources, which are focused on the enterprise market and will resell a variety of storage products directly to businesses.

As we continue to grow, we will need to sustain and possibly increase the investment of capital into our software technologies, Gridworks and DIVArchive, to ensure they maintain their competitive advantage and to further enhance their inter-operability and feature sets.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

       REVENUE. Total revenue for the three months ended June 30, 2005 increased $15.7 million, or 827%, to $17.6 million compared to total revenue of $1.9 million for the three months ended June 30, 2004. Revenue from the sale of our products increased to $13.8 million compared to revenue of approximately $30,000 for the comparable prior year period. This increase was attributable to the additional revenues of $13.7 resulting from the acquisitions of Front Porch, Incentra of CA and PWI. Revenue from delivery of our services increased $1.9 million, or 100%, to $3.8 million compared to $1.9 million for the comparable prior year period. Service revenue increased $1.9 million due to the acquisitions as described above.

        For the quarter ended June 30, 2005, a significant portion of our revenues were derived from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe or Asia amounted to $4.4 million, or 25% of total revenue, while revenues from customers located in North America totaled $13.2 million, or 75% of total revenue. For the quarter ended June 30, 2004, revenues from customers located in Europe and Asia amounted to $1.0 million, or 55% of total revenue, while revenues from customers located in North America totaled $0.9 million, or 45% of total revenue.

        GROSS MARGIN. Total gross margin for the three months ended June 30, 2005 increased $4.5 million to $5.1 million, or 29% of total revenue, as compared to gross margin of $0.6 million, or 30% of total revenue, for the comparable prior year period. Product gross margin for the three months ended June 30, 2005 totaled $3.8 million, or 27% of product revenue. Service gross margin for the three months ended June 30, 2005 totaled $1.3 million, or 35% of service revenue. Gross margins were consistent with management expectations for the quarter.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2005 increased by approximately $3.3 million to $5.4 million from $2.1 million for the comparable prior year period. SG&A expenses included $3.6 million in salaries and related benefits for employees not directly related to the production of revenue, $0.7 million in general office expenses, $0.4 million in professional fees, $0.3 million for travel-related costs, and $0.3 million in facilities costs. SG&A expenses of $2.1 million for the comparable prior year period included $1.3 million in salaries and related benefits for employees not directly related to the production of revenue, $0.3 million in general office expenses, $0.1 million in travel related costs, $0.2 million in professional fees, $0.1 million of facilities costs and $0.1 million of bad debt expense. The increase in SG&A expenses during the three months ended June 30, 2005 was due to the inclusion of $3.9 million of SG&A expenses for the acquisitions described above, offset by a reduction in MSI's SG&A expenses.

        DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized research and development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was approximately $1.3 million and $0.8 million for the three months ended June 30, 2005 and 2004, respectively, of which $0.3 million and $0.4 million was included in cost of revenue for the periods ending June 30, 2005 and 2004. The increase was primarily due to the increase in amortization associated with the intangible assets created in the acquisition of Front Porch.

        OPERATING LOSS. During the three months ended June 30, 2005, we incurred a loss from operations of $1.2 million as compared to a loss from operations of $1.9 million for the three months ended June 30, 2004. This decrease in operating loss was primarily the result of an increase in gross margin of approximately $4.5 million for the three months ended June 30, 2005 offset by an increase in selling, general and administrative expenses of approximately $3.3 million and depreciation expense of $0.6 million due to the acquisitions of Front Porch, Incentra of CA and PWI.

        INTEREST EXPENSE. Interest expense was $0.6 million for the three months ended June 30, 2005 compared to $0.7 million for the three months ended June 30, 2004. The decrease in interest expense was attributable to a decrease of $0.7 million of non-cash interest expense on MSI's previously outstanding Series C preferred stock, offset in part, by an increase in non-cash interest of $0.1 million related to warrants, non-cash interest of $0.4 million for amortization of debt discounts and deferred financing costs and $0.2 million of cash interest on senior secured convertible notes and capital leases.

        OTHER INCOME AND EXPENSE. Other income was approximately $11,000 for the three months ended June 30, 2005 compared to approximately $34,000 for the three months ended June 30, 2004. Other income for the three months ended June 30, 2005 and 2004 included investment income from leased equipment to customers and gains from sales of fixed assets and the revaluation of our derivative warrant liability.

        FOREIGN CURRENCY TRANSACTION GAIN (LOSS). As discussed above, we conduct business in various countries outside the United States in which the functional currency of the country is not the U. S. dollar. We are subject to foreign exchange transaction exposure because we provide for intercompany funding between the U.S. and international operations, when we and/or our French subsidiary transact business in a currency other than our own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months ended June 30, 2005 resulted in a loss of approximately $8,000

        INCOME TAX EXPENSE. We incurred income tax expense for the three months ended June 30, 2005 of $0.6 million. This expense represented non-cash income tax expense related to our French subsidiary, Front Porch Digital International, SAS. These income taxes have no cash impact due to the utilization of the subsidiary's deferred tax assets during the period.

        NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. During the three months ended June 30, 2005, we incurred a net loss applicable to common shareholders of $3.0 million as compared to a net loss applicable to common shareholders of $2.7 million for the three months ended June 30, 2004. The increase in net loss for the three months ended June 30, 2005 was primarily due to an increase in accretion on the outstanding Series A preferred stock of $0.7 million.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

        REVENUE. Total revenue for the six months ended June 30, 2005 increased $19.3 million, or 449%, to $23.6 million compared to total revenue of $4.3 million for the six months ended June 30, 2004. Revenue from the sale of our products increased to $17.0 million compared to revenue of $0.4 million for the comparable prior year period. Revenue from product sales increased $16.6 million from $0.4 million to $17.0 million for the comparable prior year period. Front Porch, Incentra of CA and PWI contributed $16.9 million of the increase, offset slightly by a decline in MSI product revenue of $0.3 million. Revenue from delivery of our services increased $2.7 million, or 71%, to $6.6 million compared to $3.9 million for the comparable prior year period. Service revenue increased $2.7 million due to the acquisitions of Front Porch, Incentra of CA, and PWI.

        For the six months ended June 30, 2005, a significant portion of our revenues were derived from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe or Asia amounted to $7.4 million, or 31% of total revenue, while revenues from customers located in North America totaled $16.2 million, or 69% of total revenue. For the six months ended June 30, 2004, revenues from customers located in Europe and Asia amounted to $0.9 million, or 20% of total revenue, while revenues from customers located in North America totaled $3.4 million, or 80% of total revenue.

        GROSS MARGIN. Total gross margin for the six months ended June 30, 2005 increased $6.3 million to $8.0 million, or 34% of total revenue, as compared to gross margin of $1.7 million, or 40% of total revenue, for the comparable prior year period. Product gross margin for the six months ended June 30, 2005 totaled $5.7 million, or 34% of product revenue. Service gross margin for the six months ended June 30, 2005 totaled $2.3 million, or 35% of service revenue. The decrease in gross margin was the result of lower gross margins on third party products, offset by increased gross margins realized by Front Porch on sales of its DIVArchive.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2005 increased by approximately $5.3 million to $9.4 million from $4.1 million for the comparable prior year period. SG&A expenses for the six months ended June 30, 2005 included $6.2 million in salaries and related benefits for employees not directly related to the production of revenue, $1.1 million in general office expenses, $0.9 million in professional fees, $0.6 million for travel-related costs, $0.5 million in facilities costs and $0.1 million in research and development costs. SG&A expenses of $4.1 million for the comparable prior year period included $2.5 million in salaries and related benefits for employees not directly related to the production of revenue, $0.7 million in general office expenses, $0.3 million in travel related costs, $0.3 million in professional fees, $0.2 million of facilities costs and $0.1 million of bad debt expense. The increase in SG&A expenses during the six months ended June 30, 2005 was due to the inclusion of $6.3 million of SG&A expenses for Front Porch, Incentra of CA and PWI for the full quarter. This increase was offset by $1.0 million of reduced SG&A expenses at MSI, primarily as a result of decreased staffing levels, and in general office expenses.

        DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized research and development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was approximately $2.6 million and $1.5 million for the six months ended June 30, 2005 and 2004, respectively, of which $0.6 million and $0.8 million was included in cost of revenue for the periods ended June 30, 2005 and 2004. The increase was primarily due to the increase in amortization associated with the intangible assets created in the acquisition of Front Porch.

        OPERATING LOSS. During each of the six months ended June 30, 2005 and June 30, 2004, we incurred a loss from operations of $3.1 million. An increase in gross margin of approximately $6.3 million for the six months ended June 30, 2005 offset by an increase in selling, general and administrative expenses of approximately $6.3 million during the period related to the acquisitions.

        INTEREST EXPENSE. Interest expense was $1.2 million for the six months ended June 30, 2005 compared to $1.4 million for the six months ended

June 30, 2004. The decrease in interest expense was attributable to a decrease of $1.3 million of non-cash interest expense on MSI's previously outstanding Series C preferred stock, offset in part, by an increase in non-cash interest of $0.3 million related to warrants, non-cash interest of $0.5 million for amortization of debt discounts and deferred financing costs, $0.1 million related to the conversion of debt to equity and $0.3 million of cash interest on senior secured convertible notes and capital leases.

        OTHER INCOME AND EXPENSE. Other income was $0.4 million for the six months ended June 30, 2005 compared to $0.1 million for the six months ended June 30, 2004. Other income of $0.4 million for 2005 included $0.3 million of income resulting from the revaluation of our derivative warrant liability and $0.1 million of investment income from leased equipment to customers and gains from sales of fixed assets.

        FOREIGN CURRENCY TRANSACTION GAIN. As discussed above, we conduct business in various countries outside the United States in which the functional currency of the country is not the U. S. dollar. We are subject to foreign exchange transaction exposure because we provide for intercompany funding between the U.S. and international operations, when we and/or our French subsidiary transact business in a currency other than our own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the six months ended June 30, 2005 resulted in a loss of approximately $1,000. In addition, we entered into a forward contract, which expired on April 1, 2005, for which we recorded a realized gain of approximately $74,600 for the six months ended June 30, 2005, which represented the change in the fair value for the foreign currency forward contract related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness.

        INCOME TAX EXPENSE. We incurred income tax expense for the six months ended June 30, 2005 of $0.9 million. This income tax expense represents non-cash income tax expense related to our French subsidiary, Front Porch Digital International, SAS. These income taxes have no cash impact due to the utilization of the subsidiary's deferred tax assets (net operating losses) during that period.

        NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. During the six months ended June 30, 2005, we incurred a net loss applicable to common shareholders of $6.0 million as compared to a net loss applicable to common shareholders of $4.8 million for the six months ended June 30, 2004. The increase in net loss for the six months ended June 30, 2005 was primarily due to an increase in accretion on the outstanding Series A preferred stock of $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had $2.1 million of cash and cash equivalents. At June 30, 2005, we had a working capital deficit of $3.8 million of which $1.3 million of the deficit is attributable to the reclassification of the STAR Note to current liabilities due to the default on the STAR Note described in footnote 8(B) in the notes to unaudited condensed consolidated financial statements. We used net cash of $1.1 million in operating activities during the six months ended June 30, 2005, primarily as a result of the net loss incurred during the period. We provided net cash of $0.4 million in investing activities during the six months ended June 30, 2005, of which $1.7 million represented cash acquired from the acquisitions, which was offset by $1.2 million used primarily to purchase or develop computer software and equipment. Financing activities used net cash of $0.2 million during the six months ended June 30, 2005 primarily from the repayment of capital leases, long-term obligations and notes payable of $1.6 million, which was offset by proceeds of $1.4 million from a lease line of credit and our revolving line of credit.

We expect our anticipated cash flow from operations combined with our current cash and cash equivalents will meet our working capital and capital expenditure requirements for at least the next twelve months. We believe we have sufficient capital available for the execution of our business strategy and our continued growth and expansion. However, there can be no assurance that we will not need to access the capital markets for additional financing to fund our organic growth or subsequent acquisitions and that sufficient capital will be available upon acceptable terms. We expect capital expenditures to be approximately $2.6 million during the 12-month period ended June 30, 2006. Capital expenditures are comprised of approximately $1.0 million of capital equipment purchase and $1.6 million of capitalized development costs for our internally developed software platforms. The amount of spending in each respective area is dependent upon the total capital available to us.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), SHARE-BASED PAYMENT, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We are currently evaluating the provisions of this standard. However, we expect that the implementation of this standard will have a material impact on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, which changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We do not expect this statement to have a material impact on our on our financial position or results of operations.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

On June 30, 2005, in connection with the credit facility from Laurus Master Fund Ltd. ("Laurus") described herein, we issued to Laurus a secured convertible promissory note in the amount of $9.0 million, of which the first $3.0 million of borrowings are convertible into shares of our common stock registered under the Securities Act of 1933, as amended, at a fixed conversion price of $2.05 (as adjusted for dilutive issuances, stock splits, stock dividends and the like "as adjusted"), the second $3.0 million of borrowings is convertible into shares of unregistered common stock at a fixed conversion price of $2.56; and a secured convertible note in the amount of $3.0 million, which is convertible into shares of unregistered common stock at a fixed conversion price of $2.99. The funding of the secured convertible promissory note occurred on July 5, 2005 when we advanced $6.0 million on this facility.

The convertible notes issued by us in the transaction was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and Laurus represented to us that it was `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April, 1, 2005, stockholders beneficially owning an aggregate of approximately 9.0 million shares of our common stock, representing approximately 52% of the voting power of our company, delivered their written consent to amend the Company's 2000 Equity Incentive Plan (the "Plan") to increase the maximum number of shares of our common stock available for issuance thereunder from 6,000,000 shares to 22,625,000 shares. As a result of the one-for-ten reverse stock split described above, the authorized shares in the Plan have been reduced to 2,262,500 shares.

On April 12, 2005, stockholders beneficially owning an aggregate of approximately 10.7 million shares of our common stock, representing approximately 61% of the voting power of our company, delivered their written consent to adopt a resolution to amend our Articles of Incorporation to effect a stock combination, or reverse stock split, pursuant to which every ten shares of the our outstanding common stock would be exchanged for one new share of common stock.



ITEM 6. EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2005                     INCENTRA SOLUTIONS, INC.

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