Form 10QSB
period 2005-09-30
INCENTRA SOLUTIONS, INC.
filed 2005-11-14
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [_] No [X]

As of November 8, 2005, 13,326,810 shares of the issuer's common stock, $.001 par value per share, and 2,466,971 shares of the issuer's Series A preferred stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [_] No [X]

PART I. FINANCIAL INFORMATION



                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                                                                       $   2,530,881
  Accounts receivable, net of allowance for doubtful accounts of $266,319                                             7,279,802
  Other current assets                                                                                                1,224,157
                                                                                                                  -------------
Total current assets                                                                                                 11,034,840
                                                                                                                  -------------

Property and equipment, net                                                                                           2,430,584
Capitalized software development costs, net                                                                           1,843,200
Intangible assets, net                                                                                               13,917,448
Goodwill                                                                                                             14,582,287
Other assets                                                                                                          1,112,110
                                                                                                                  -------------
                                                                                                                     33,885,629
                                                                                                                  -------------

TOTAL ASSETS                                                                                                      $  44,920,469
                                                                                                                  =============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current portion of note payable, capital leases and other long-term obligations                                 $  10,187,870
  Accounts payable                                                                                                    6,592,082
  Accrued expenses                                                                                                    3,323,099
  Current portion of deferred revenue                                                                                 1,218,201
                                                                                                                  -------------
Total current liabilities                                                                                            21,321,252
                                                                                                                  -------------

Note payable, capital leases and other long-term obligations, net of current portion                                  1,552,901
Deferred revenue, net of current portion                                                                                103,691
                                                                                                                  -------------
                                                                                                                      1,656,592
                                                                                                                  -------------
TOTAL LIABILITIES                                                                                                    22,977,844
                                                                                                                  -------------

Commitments and contingencies

Series A convertible redeemable preferred stock, $.001 par value, $31,500,000 liquidation preference,
 2,500,000 shares authorized, 2,466,971 shares issued and outstanding                                                23,963,942
                                                                                                                  -------------

Shareholders' deficit:
   Preferred stock, nonvoting, $.001 par value, 2,500,000 shares                                                             --
   authorized, none issued or outstanding
   Common stock, $.001 par value, 200,000,000 shares authorized, 13,316,328 shares issued,                                   --
   13,172,964 shares outstanding, 143,364 shares in treasury                                                             13,173
   Additional paid-in capital                                                                                       124,439,794
   Accumulated other comprehensive loss                                                                                (140,407)
   Accumulated deficit                                                                                             (126,333,877)
                                                                                                                  -------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                          (2,021,317)
                                                                                                                  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                                       $  44,920,469
                                                                                                                  =============

See accompanying notes to unaudited condensed consolidated financial statements.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                     2005              2004             2005              2004
                                                                     ----              ----             ----              ----
Revenues:
  Products                                                       $  8,908,321      $  2,552,378      $ 25,991,840      $  2,734,943
  Services                                                          3,516,605         1,795,982        10,039,480         5,868,869
                                                                 ------------      ------------      ------------      ------------
TOTAL REVENUES                                                     12,424,926         4,348,360        36,031,320         8,603,812
                                                                 ------------      ------------      ------------      ------------

Cost of revenue:
  Products                                                          6,800,863           979,931        17,932,458           979,931
  Services                                                          2,203,757         1,500,101         6,641,570         4,049,799
                                                                 ------------      ------------      ------------      ------------
Total cost of revenue                                               9,004,620         2,480,032        24,574,028         5,029,730
                                                                 ------------      ------------      ------------      ------------
GROSS MARGIN                                                        3,420,306         1,868,328        11,457,292         3,574,082
                                                                 ------------      ------------      ------------      ------------

Selling, general and administrative                                 4,881,256         2,502,482        14,269,760         6,473,669
Acquisition costs                                                          --         1,425,189                --         1,425,189
Amortization                                                          819,305           522,092         2,410,614           997,045
Depreciation                                                          134,615            46,825           326,009           128,904
                                                                 ------------      ------------      ------------      ------------
                                                                    5,835,176         4,496,588        17,006,383         9,024,807
                                                                 ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                                               (2,414,870)       (2,628,260)       (5,549,091)       (5,450,725)
                                                                 ------------      ------------      ------------      ------------

Other income (expense):
  Interest income                                                       1,181             5,620            27,128            11,439
  Interest expense                                                   (608,565)         (545,220)       (1,779,876)       (1,936,440)
  Other income                                                         36,788           234,554           414,955              (696)
  Foreign currency transaction (loss) gain                            (45,693)           (1,074)           28,032               859
                                                                 ------------      ------------      ------------      ------------
                                                                     (616,289)         (306,120)       (1,309,761)       (1,924,838)
                                                                 ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAX EXPENSE                                     (3,031,159)       (2,934,380)       (6,858,852)       (7,375,563)
Income tax expense                                                   (179,250)               --        (1,056,250)               --
                                                                 ------------      ------------      ------------      ------------
NET LOSS                                                           (3,210,409)       (2,934,380)       (7,915,102)       (7,375,563)
                                                                 ------------      ------------      ------------      ------------

Deemed dividends on redeemable preferred stock                             --           (50,959)               --          (348,493)
Accretion of redeemable preferred stock to redemption amount         (654,392)         (320,769)       (1,963,176)         (336,434)
                                                                 ------------      ------------      ------------      ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                       $ (3,864,801)     $ (3,306,108)     $ (9,878,278)     $ (8,060,490)
                                                                 ============      ============      ============      ============

COMPREHENSIVE LOSS
Net Loss                                                         $ (3,210,409)     $ (2,934,380)     $ (7,915,102)     $ (7,375,563)
Foreign currency translation adjustments                               (5,641)               --          (159,591)               --
                                                                 ------------      ------------      ------------      ------------
                                                                 $ (3,216,050)     $ (2,934,380)     $ (8,074,693)     $ (7,375,563)
                                                                 ============      ============      ============      ============

Weighted average number of common shares                           13,021,752         9,358,315        12,278,733         7,583,964
  outstanding - basic and diluted                                ============      ============      ============      ============

Basic and diluted net loss per share
  applicable to common shareholders                              $      (0.30)     $      (0.35)     $      (0.80)     $      (1.06)
                                                                 ============      ============      ============      ============




See accompanying notes to unaudited condensed consolidated financial statements.

                            INCENTRA SOLUTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                         2005               2004
                                                                                                         ----               ----
Cash flows from operating activities:
     Net loss                                                                                        $ (7,915,102)     $ (7,375,563)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                                    1,166,158         1,354,808
        Amortization of intangible assets and software development costs                                2,822,818         1,271,232
        Amortization of non-cash loan discount                                                             12,735                --
        Stock-based compensation expense                                                                  414,184           977,214
        Non-cash interest expense                                                                       1,365,654           136,779
        Non-cash interest expense on Series C mandatorily redeemable preferred stock liability                 --         1,703,332
        Non-cash income tax expense                                                                     1,056,250                --
        Share of losses of Front Porch Digital, Inc. and related impairment of goodwill                        --           198,280
        Loss on disposal of assets and other                                                               48,658               500
        Bad debt expense                                                                                   66,460           198,435
        Gain on revaluation of derivative warrant liability                                              (390,280)               --
        Changes in operating assets and liabilities, net of business acquisitions:
           Accounts and other receivables                                                               3,987,357        (1,744,109)
           Other current assets                                                                          (488,877)         (200,012)
           Other assets                                                                                    37,867          (190,760)
           Accounts payable                                                                            (2,435,407)          875,161
           Accrued liabilities                                                                           (368,267)          428,831
           Deferred revenue                                                                               (55,640)         (380,152)
           Other liabilities                                                                             (421,335)          (10,399)
                                                                                                     ------------      ------------
                 Net cash used in operating activities                                                 (1,096,767)       (2,756,423)
                                                                                                     ------------      ------------
Cash flows from investing activities:
     Purchases of property and equipment                                                                 (886,343)       (1,694,869)
     Capitalized software development costs                                                            (1,080,384)         (750,796)
     Proceeds from sale of property and equipment                                                           1,876           135,650
     Cash acquired in Incentra of CA acquisition (Note 2)                                               1,597,498                --
     Cash acquired in PWI acquisition (Note 2)                                                             74,297                --
     Cash acquired in Front Porch Digital, Inc. acquisition                                                    --           946,732
     Cash payment to former owners of PWI per purchase agreement                                         (100,000)
     Restricted cash acquired from Front Porch Digital, Inc.                                                   --         3,058,953
     Net change in restricted cash                                                                           (604)       (3,059,430)
     Proceeds received from maturies/sale of short-term investments                                            --         3,793,099
                                                                                                     ------------      ------------
                 Net cash provided/(used in) by investing activities                                     (393,660)        2,429,339
                                                                                                     ------------      ------------
Cash flows from financing activities:
     Proceeds from bank line of credit, net of financing costs                                          5,029,529                --
     Proceeds from lease line of credit                                                                   875,300           815,654
     Payments on capital leases, notes payable and other long term liabilities                         (4,874,905)         (738,426)
     Other changes in financing activities                                                                    137           (30,016)
                                                                                                     ------------      ------------
                 Net cash provided by financing activities                                              1,030,061            47,212
                                                                                                     ------------      ------------

Effect of exchange rate changes on cash and cash equivalents                                              (77,211)           (6,739)
                                                                                                     ------------      ------------

                 Net decrease  in cash and cash equivalents                                              (537,577)         (286,611)
Cash and cash equivalents at beginning of period                                                        3,068,458         2,201,192
                                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                                           $  2,530,881      $  1,914,581
                                                                                                     ============      ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                                        $    514,463      $     96,329

Supplemental disclosures of non-cash investing and financing activities:
     Net assets acquired in Incentra of CA acquisition, excluding cash (Note 2)                         6,097,510                --
     Net assets acquired in PWI acquisition, excluding cash (Note 2)                                    4,310,840                --
     Net assets acquired from Front Porch Digital, Inc. exluding cash                                          --        13,517,778
     Capital lease obligations incurred in connection with acquisition of property and equipment               --           815,654
     Conversion of notes payable and accrued interest in exchange for common stock                        400,000                --
     Reclassification of derivative warrant liability to equity                                         1,910,254                --
     Purchases of property and equipment included in accounts payable                                      73,439            31,705




See accompanying notes to unaudited condensed consolidated financial statements.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as "we", "us" or "our"), formerly Front Porch Digital, Inc., was organized and incorporated in the state of Nevada. On October 25, 2004, we changed our name from Front Porch Digital, Inc. to Incentra Solutions, Inc.

We recently completed three acquisitions: On August 18, 2004, we acquired ManagedStorage International, Inc., a Delaware corporation incorporated in March 2000 ("MSI"); on February 18, 2005, we acquired Incentra of CA, formally known as STAR Solutions of Delaware, Inc., a privately-held Delaware corporation ("Incentra of CA "); and on March 30, 2005, we acquired PWI Technologies, Inc., a privately-held Washington corporation ("PWI"). The MSI acquisition was accounted for as a reverse merger, and therefore, MSI was deemed to be the acquirer for accounting purposes. Accordingly, the condensed consolidated financial statements presented herein include the results of operations of MSI for all periods presented and include the results of operations of the acquired companies from the dates of the acquisitions forward.

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

On April 12, 2005, our Board of Directors (the "Board") and the holders of the required number of shares of our capital stock approved an amendment to our Articles of Incorporation to effect a one-for-ten reverse stock split effective June 9, 2005. All references to shares, options, and warrants in the three and nine month periods ended September 30, 2005 and in prior periods, have been adjusted to reflect the post-reverse split amounts. Our common stock now trades on the Over-the-Counter Bulletin Board under the trading symbol "ICNS".

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

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation. We do not believe the effects of such reclassifications are material. Operating results for the three or nine months ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2005.

MANAGEMENT'S PLANS

Our 2005 operating plan and the execution thereof is focused on increasing revenue, controlling costs, and conserving cash; however, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. Our 2005 plan also includes growth through our recent business acquisitions (Note 2). We cannot predict with certainty the expected revenue, gross profit margin, net loss, and/or usage of cash and cash equivalents as a result of these acquisitions. However, we believe that our cash and cash equivalents and working capital will provide sufficient capital resources to fund our operations, debt service requirements and working capital needs at least through September 30, 2006.

STOCK-BASED COMPENSATION

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44 (FIN 44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, to account for our fixed-plan stock options. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net loss if the fair value-based method had been applied to all outstanding and unvested awards in the three and nine months ended September 30, 2005 and 2004. All amounts except per share amounts in (000's):

                                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                                  2005           2004          2005           2004
                                                                               ---------      ---------      ---------      -------
Net loss before deemed dividends and accretion on
  preferred stock, as reported                                                 $  (3,210)     $  (2,934)     $  (7,915)     $(7,376)
Add stock-based employee compensation expense included in reported
     net loss                                                                        150             63            414          152
Deduct total stock-based employee compensation expense
     determined under fair value-based method for all awards                        (646)          (198)        (1,844)        (284)
                                                                               ---------      ---------      ---------      -------
Pro forma net loss before deemed dividends and accretion on
  preferred stock                                                              $  (3,706)     $  (3,069)     $  (9,345)     $(7,508)
                                                                               =========      =========      =========      =======
Net loss per weighted average common share outstanding - basic and
     diluted - pro forma                                                       $   (0.33)     $   (0.37)     $   (0.92)     $ (1.08)
                                                                               =========      =========      =========      =======

Net loss per weighted average common share outstanding - basic and
     diluted - as reported                                                     $   (0.30)     $   (0.35)     $   (0.80)     $ (1.06)
                                                                               =========      =========      =========      =======


In determining the fair value of stock options granted by us during the nine months ended September 30, 2005, and thus determining pro forma compensation expense under the fair value method, we utilized the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 3.64%, expected volatility of 111%, and expected lives of three years. The weighted average fair value of options granted during the first nine months of 2005 was $2.10 per option.

In determining the fair value of stock options granted by MSI for the nine months ended September 30, 2004, we utilized the Black-Scholes valuation model to determine pro forma compensation expense under the fair value method with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 3.89%, expected volatility of 0.001%, and expected lives of ten years. The weighted average fair value of options granted during 2004 was $3.20.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related option. Previously recognized compensation expense for forfeited options is included as a reduction of compensation expense in the period of forfeiture.

On August 16, 2004, our Board of Directors approved, and on April 1, 2005, our stockholders approved by majority written consent, an amendment to our 2000 Equity Incentive Plan (the "Plan") to increase the maximum number of shares of our common stock available for issuance thereunder from 600,000 shares to 2,265,000 shares.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The accounts of our international subsidiary, Front Porch Digital International, SAS ("FPD International"), are translated using the exchange rate in effect at the balance sheet date, and the results of operations are translated at the average exchange rates during the period. For the nine months ended September 30, 2005, we reported a cumulative translation loss of $159,591 as a component of accumulated other comprehensive loss. We are also subject to foreign exchange transaction exposure when our subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months ended September 30, 2005 and 2004 was a loss of $45,693 and $1,074, respectively. The effect of exchange rate fluctuations in remeasuring foreign currency transactions for the nine months ended September 30, 2005 and 2004 was a gain of $28,032 and of $858 respectively.

During 2004, we began managing our foreign currency cash flow exposure through the use of $/Euro forward contracts, which are considered derivative instruments and which are recorded as either an asset or liability, measured at fair value. We recognize changes in fair value of the contracts currently in the statements of operations. We recorded a realized gain of approximately $0 and $74,600 for the three and nine months ended September 30, 2005, respectively, and a realized gain of approximately $65,000 for the three and nine months ended September 30, 2004, which represented the change in the fair value of these foreign currency forward contracts related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness. This contract was settled on April 1, 2005. Currently, there are no forward contracts outstanding.

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

At December 31, 2004, our authorized and unissued common shares were insufficient to settle these contracts. As a result, we classified the value of these contracts as a liability. As a result of the one-for-ten reverse stock split on June 9, 2005, there are now sufficient authorized and unissued common shares to settle these contracts. Accordingly, the fair value of the warrants at the effective date of the stock split was reclassified to additional paid-in capital. During the three and nine months ended September 30, 2005, we recorded a gain of $0 and $390,280, respectively, on these contracts. The appropriateness of the classification of these contracts is reassessed at each balance sheet date.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived tangible and intangible assets that do not have indefinite lives, such as fixed assets and intellectual property, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for such long-lived assets is based on the fair value of the assets.

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

At September 30, 2005, we believe there is no impairment of long-lived assets. For the three and nine months ended September 30, 2004, MSI recorded impairment losses of $0 and $198,280, respectively.

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

SOFTWARE DEVELOPMENT COSTS

We account for costs related to software developed for internal use and marketed for external use in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. MSI's Gridworks software product is used internally for providing services to our customers and is also marketed separately as a stand-alone product. FPDI's DIVArchive software product is marketed solely as a stand-alone product. As required by SFAS No. 86, we capitalize costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and future revenue for the product, but with an annual amortization amount at least equal to the straight-line, typically three years. For the three and nine months ended September 30, 2005, capitalized software development costs, which related primarily to enhancements to our Gridworks and DIVArchive software solutions, totaled $351,382 and $1,080,384, respectively. For the three months ended September 30, 2005 and 2004, $164,020 and $96,859, respectively, of software development costs were charged to expense. For the nine months ended September 30, 2005 and 2004, $412,202 and $274,187, respectively, of software development costs were charged to expense. As of September 30, 2005, the unamortized portion of software development costs was $1,843,200.

INCOME TAX

Income tax expense recognized for the three and nine months ended September 30, 2005, represented income tax expense on FPD International, our wholly-owned French subsidiary. We are currently in the process of creating an agreement with FPD International for the allocation of costs related to its sale of our proprietary software solutions. Any such agreement is subject to acceptance by the French taxing authorities. We expect that we will be able to implement this agreement in the fourth quarter of 2005, and therefore allocate the appropriate costs to FPD International, which we anticipate would serve to significantly reduce our income tax exposure for the remainder of the year. However, there can be no assurance that the French taxing authorities will accept this agreement with FPD International and that we will be able to reduce this income tax expense. Our income tax expense is a non-cash item due to the utilization of our net operating loss carryforwards in France.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), SHARE-BASED PAYMENT, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R)
eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the beginning of the next annual reporting period that begins after December 15, 2005. We are currently evaluating the provisions of this standard. However, we expect that the implementation of this standard will have a material impact on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, which changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principles. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We do not expect this statement to have a material impact on our financial position or results of operations.


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

All or a portion of the outstanding principal and interest due under the STAR Note may be converted by the holder into shares of our common stock at any time from the end of each calendar quarter immediately preceding a STAR Payment Due Date until and including one day prior to such STAR Payment Due Date. The STAR
Note is initially convertible at a conversion price equal to the greater of (i) $4.00 or (ii) seventy percent (70%) of the average closing price of our common stock, as reported on the Over-The-Counter Bulletin Board, for the ten (10) consecutive trading days ending on and including the last day of the calendar quarter immediately preceding the applicable STAR Payment Due Date. As of September 30, 2005, the principal balance on the STAR Note was convertible into a maximum of 593,535 shares of our common stock. Our obligations under the STAR Note are not secured by any of our assets.

The STAR Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the STAR Note). Such events of default include the occurrence of any of the following events: (i) failure to pay within ten (10) days after the applicable due date any amounts payable under the STAR Note, (ii) an assignment for the benefit of creditors, or
(iii) failure to perform any material covenant under the STAR Merger Agreement, the registration rights agreement or the consulting agreement described below or any other material agreement between us and the seller. Principal amounts not paid when due (subject to applicable cure periods) bear interest at the rate of twelve percent (12%) per annum. We have been accruing interest at the 12% default rate since August 11, 2005.

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
                                                                   ===========

The purchase price allocation is not considered final as of the date of this report. Pending the outcome of the arbitration proceeding discussed in Note 7
(E), there may be a material adjustment to the purchase price and the resultant purchase price allocation.

In connection with the acquisition, on February 18, 2005, Incentra of CA obtained a revolving line of credit from a bank that provides for borrowings until March 1, 2007, of up to $5,000,000 (Note 7(C)). This line of credit and all the related accrued interest was paid in full on July 5, 2005, in connection with the New Laurus Financing Agreement as discussed in Note 7 (D).


(B)  ACQUISITION OF PWI TECHNOLOGIES, INC.

On March 30, 2005 (the "PWI Closing Date"), we acquired all of the outstanding capital stock of PWI. The acquisition was effected pursuant to a Stock Purchase Agreement, dated as of the PWI Closing Date (the "PWI Stock Purchase Agreement").

The purchase price of PWI consisted of $2,300,000 in cash and 841,934 shares of our common stock valued at $1,683,868 (based upon the market price three days before and after the acquisition date). In addition, the former PWI shareholders have the opportunity to earn an additional $200,000 in cash and $1,000,000 in our common stock based upon achieving certain earn out requirements. During the three months ended September 30, 2005, the former PWI shareholders achieved a partial earn out of $100,000 which was paid to them in cash. As a result of the earn out payment, the purchase price (goodwill) was increased by $100,000 during the three months ended September 30, 2005. Should PWI exceed the earn-out requirements, its former shareholders can earn additional common stock having a value equal to PWI's EBITDA contribution over the earn out requirement. We paid approximately $300,000 in investment banking fees in connection with the transaction.

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


The following represents the preliminary purchase price allocation at the date of the PWI acquisition:

Cash and cash equivalents                                           $    74,000
Other current assets                                                  7,010,000
Property and equipment                                                  174,000
Other assets                                                             28,000
Goodwill                                                              6,461,000
Other intangible assets (3-5 year lives)                                310,000
Current liabilities                                                  (7,157,000)
Other liabilities                                                    (2,415,000)
                                                                    -----------
Total purchase price                                                $ 4,485,000
                                                                    ===========

The purchase price allocation is not considered final as of the date of this report. However, we believe the final purchase price allocation will not be materially different than that presented herein.

Financing for the cash component of the acquisition was provided by a bank through an existing line of credit ("LOC") that was established as part of the acquisition of Incentra of CA. In connection with the financing, the LOC was amended to make PWI a co-borrower under the agreements and to modify certain financial covenants to accommodate the addition of PWI to the LOC. The LOC and all related accrued interest was paid in full on July 5, 2005, in connection with the New Laurus Financing Agreement, as discussed in Note 7 (D) to these condensed consolidated financial statements.


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

(D)  PROFORMA RESULTS

The following unaudited pro forma financial information presents our combined results of operations as if the acquisitions described in (A), (B) and (C) above had occurred as of the beginning of each of the periods reported below. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported by us had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of our future consolidated results of operations or financial condition. Pro forma results were as follows for the three and nine months ended September 30, 2005 and 2004:

                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED

                                              SEPTEMBER 30, 2005    SEPTEMBER 30, 2004     SEPTEMBER 30, 2005     SEPTEMBER 30, 2004
                                              ------------------    ------------------    ------------------      ------------------
Revenue                                           $ 12,424,926         $ 13,295,678           $ 46,475,081            $ 41,432,576
Cost of revenue                                      9,004,620            8,239,554             33,479,945              27,877,995
                                                  ------------         ------------           ------------            ------------
Gross margin                                         3,420,306            5,056,124             12,995,136              13,554,581

Operating expenses                                   5,697,203            7,805,506             18,363,106              20,510,168
                                                  ------------         ------------           ------------            ------------
Loss from operations                                (2,276,897)          (2,749,382)            (5,367,970)             (6,955,587)
                                                  ------------         ------------           ------------            ------------

Other income (expense), net                           (616,289)            (985,852)            (1,387,590)             (2,930,336)
Income tax expense                                    (179,250)                  --             (1,057,857)                     --
                                                  ------------         ------------           ------------            ------------
Net loss                                            (3,072,436)          (3,735,234)            (7,813,417)             (9,885,923)

Dividends on redeemable preferred stock                     --                   --                     --                (297,534)
Accretion of redeemable preferred stock
     to redemption amount                             (654,392)            (654,392)            (1,963,176)               (670,058)
                                                  ------------         ------------           ------------            ------------

Net loss applicable to common shareholders        $ (3,726,828)        $ (4,389,626)          $ (9,776,593)           $(10,853,515)
                                                  ============         ============           ============            ============

Net loss per share applicable to common
    shareholders -- basic and diluted             $      (0.29)        $      (0.35)          $      (0.77)           $      (0.86)
                                                  ============         ============           ============            ============


(3)  PROPERTY AND EQUIPMENT

As of September 30, 2005, property and equipment consisted of:


Computer equipment                                                  $ 4,635,215
Software                                                              1,779,008
Office furniture and equipment                                           63,246
Leasehold improvements                                                  617,749
                                                                    -----------
                                                                      7,095,218
Less accumulated depreciation                                        (4,664,634)
                                                                    -----------
                                                                    $ 2,430,584
                                                                    ===========


For the three months ended September 30, 2005 and 2004, total depreciation expense was $373,201 and $560,171, respectively, of which $238,585 and $513,436, respectively, was included in cost of revenue. For the nine months ended September 30, 2005 and 2004, total depreciation expense was $1,166,158 and $1,628,995, respectively, of which $840,148 and $1,500,091, respectively, was included in cost of revenue.

Included in the balance above is property and equipment under a capital lease with a cost of $1,550,477 and accumulated depreciation and amortization of $545,640.

(4)  CONCENTRATION OF CREDIT RISK

We sell our products and services throughout North America, Europe and the Asia/ Pacific Rim. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Credit losses have been within our expectations. For the three months ended September 30, 2005, aggregate revenues from customers located in Europe or Asia amounted to $2.4 million, or 20% of total revenue, while revenues from customers located in North America totaled $10.0 million, or 80% of total revenue. For the three months ended September 30, 2004, our revenues from customers located in Europe or Asia amounted to $2.4 million, or 54% of total revenue, while revenues from customers located in North America totaled $2.0 million, or 46% of total revenue. For the nine months ended September 30, 2005, aggregate revenues from customers located in Europe or Asia amounted to $9.9 million, or 27% of total revenue, while revenues from customers located in North America totaled $26.1 million, or 73% of total revenue. For the nine months ended September 30, 2004, our revenues from customers located in Europe or Asia amounted to $6.6 million, or 76% of total revenue, while revenues from customers located in North America totaled $2.1 million, or 24% of total revenue. On a pro forma basis, giving effect to the acquisitions described in Note 2 as if they had occurred at the beginning of the periods presented for the nine months ended September 30, 2005, aggregate revenues from customers located in Europe or Asia amounted to $9.9 million, or approximately 21% of total revenue, while revenues from customers located in North America totaled $36.6 million, or approximately 79% of total revenue.

For the three months ended September 30, 2005, one customer represented 13% of total revenues. For the nine months ended September 30, 2005 one customer represented 21% of total revenues. No one customer represented more than 10% of accounts receivable as of September 30, 2005.

For the three months ended September 30, 2004, revenue from one customer represented 11% of total revenues and for the nine months ended September 30, 2004, revenues from two customers represented 15% and 10% of total revenues, respectively.


(5)  PER SHARE DATA

Basic loss per share is calculated using the net loss allocable to common shareholders divided by the weighted average common shares outstanding during the period. In accordance with accounting requirements for reverse mergers, the historical loss per share of MSI prior to the MSI Acquisition has been retroactively restated to reflect our capital structure. Due to our net loss, shares from the assumed conversion of outstanding warrants, options, convertible preferred stock and convertible debt have been omitted from the computations of diluted loss per share for the three and nine months ended September 30, 2005 and 2004 because the effect would be antidilutive. Shares issuable from common stock equivalents that could potentially dilute earnings per share in the future that were not included in the computation of loss per share because their effect was anti-dilutive totaled approximately 13.4 million and 5.3 million at September 30, 2005 and 2004, respectively.

(6)  SERIES A CONVERTIBLE PREFERRED STOCK

In connection with the MSI Acquisition, we designated 2.5 million authorized shares of preferred stock as Series A Preferred shares and issued 2,466,971 of such shares. Warrants are outstanding for the purchase of 26,075 Series A Preferred shares at a purchase price of $10.35 per share and 6,954 Series A
Preferred shares at a purchase price of $6.02 per share, per the Amendment described below.

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

In connection with the issuance of the Laurus Note, we recorded the fair value of the Laurus Warrant as a debt discount in the amount of approximately $1.8 million based upon the Black-Scholes option-pricing model, resulting in an imputed interest rate of 37%. This discount is being amortized to earnings as additional interest expense over the term of the Laurus Note. Accordingly, we have recorded $118,106 and $391,111 of additional non-cash interest expense relating to the amortization of the discount for the three and nine months ended September 30, 2005, respectively.

In accordance with EITF 00-19, we initially accounted for the fair value of the Laurus Warrant as equity. As discussed below, in the fourth quarter of 2004, due to an October 2004 change in the Laurus Note conversion terms, our authorized and unissued shares available to settle the Laurus Warrant (after considering all other commitments that may require the issuance of stock during the maximum period the Laurus Warrant could remain outstanding) were determined to be insufficient. As a result, we reassessed and reclassified the value of the Laurus Warrant to a liability at the reassessment date. As a result of the one-for-ten reverse stock split effected on June 9, 2005, there are now sufficient authorized and unissued common shares to settle the Laurus Warrant. During the three and nine months ended September 30, 2005, we recorded a gain of $0 and $390,280, respectively, on these contracts. The appropriateness of the classification of the Laurus Warrant is reassessed at each balance sheet date.

The Laurus Note provides for monthly payments of interest at a rate per annum equal to the prime rate plus 1%, which is subject to reduction if the market price of our common stock exceeds certain designated thresholds. However, the rate cannot be less than 5% per annum. The Laurus Note also provides for monthly amortization of principal, which commenced on September 1, 2004, at the rate of $45,455 per month and increased to approximately $159,000 per month beginning in March 2005, with the balance payable on the maturity date. Laurus has the option to receive shares of our common stock in lieu of debt service payments at the market price of our common stock at the date of conversion. The Laurus Note is collateralized by a security interest in all of our assets. The Laurus Warrant entitles the holder to purchase, at any time through May 13, 2011, up to 443,500 shares of our common stock at a price of $4.80 per share, subject to antidilution adjustments.

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

On October 26, 2004, we entered into an Amendment and Waiver (the "Amendment and Waiver") with Laurus that amended the Securities Purchase Agreement and certain other documents and waived certain events of default under certain of such loan documents. Pursuant to the Amendment and Waiver, the parties agreed to reduce the "Fixed Conversion Price" set forth in the Laurus Note from $5.00 to $3.00 per share and to amend the Master Security Agreement to provide for a "Lockbox Deposit Account" to be maintained by us and our subsidiaries under the Master Security Agreement. Lockbox remittances do not automatically reduce the debt outstanding unless an event of default has occurred. Laurus further agreed to
(i) release to us approximately $3 million, which represented all funds then remaining in a restricted account (less outstanding accrued interest and fees);
(ii) postpone until the maturity date of the Laurus Note the monthly principal payable by us under the Laurus Note from November 1, 2004 through February 1, 2005; (iii) waive certain events of default, and all fees and default interest rates applicable to such events of default; (iv) extend the time for our subsidiaries to be joined as a party to the Master Security Agreement; (v) waive all fees and default interest arising from our failure to pay the liquidated damages set forth in the Registration Rights Agreement and further waive any liquidated damages due and payable to Laurus by us.

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

On February 17, 2005, we entered into an Amendment and Waiver (the "Second Amendment and Waiver") with Laurus that waived certain events of default under the Registration Rights Agreement (as amended on October 25, 2004) and the Laurus Note. Pursuant to the Second Amendment and Waiver, Laurus agreed to waive all fees and default interest arising from our failure to pay the liquidated damages set forth in the Registration Rights Agreement and to waive any liquidated damages due and payable to Laurus in connection with our failure to maintain the effectiveness of the Registration Statement.

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

On February 18, 2005, in satisfaction of $375,000 of liquidated damages incurred due to our failure to maintain the effectiveness of the registration statement, we issued to Laurus an immediately exercisable seven-year warrant to purchase 362,500 shares of common stock at an exercise price of $2.60 per share (the "Additional Warrant") and further agreed to register under the Securities Act the resale of the shares of common stock issuable upon exercise of the Additional Warrant. The Additional Warrant was valued at $375,000 and was recorded as a liability on the issuance date. We amended our registration statement on April 14, 2005 to include the shares issuable upon exercise of the additional warrant and such registration statement was declared effective by the Securities and Exchange Commission on April 25, 2005. For the nine months ended September 30, 2005, we expensed $375,000 for the liquidated damages, none of which was incurred in the quarter ended September 30, 2005. In connection with the reverse stock split discussed above, the fair value of this additional warrant was reclassified to additional paid-in capital on June 9, 2005.

During the nine months ended September 30, 2005, we entered into four amendments with Laurus to the Laurus Note pursuant to which the conversion price for $800,000 of principal converted on or after April 28, 2005. The conversion price for each amendment was $1.48, $1.40, $1.52 and $1.30. During the nine months ended September 30, 2005, Laurus converted this $800,000 under the Laurus Note into 562,765 shares of our common stock. The conversion was deemed beneficial, and, as a result, additional interest expense of approximately $186,000 was recorded during the nine months ended September 30, 2005.

(B)  CAPITAL LEASES

On November 20, 2003, we entered into a capital lease line of credit agreement (the "Lease Line") for $1,500,000 with a third-party lender. The term of the agreement is for term leases ranging from 12 to 18 months. The interest rate on the Lease Line ranges from 10.514% per annum to 10.731% per annum. As of September 30, 2005, we have drawn $1,470,507 on the Lease Line and $29,493 of the Lease Line had expired unused. The original borrowing under the Lease Line was repaid in full on October 1, 2005.

On March 2, 2005, we entered into an amendment to the Lease Line. Under this amendment, we could draw an additional $500,000 (the "New Credit Facility") for equipment purchases through June 30, 2005 of which we used $497,667. The amendment also grants us a call option to purchase equipment from the lessor. With respect to $2,333 of the New Credit Facility amount that was unfunded on June 30, 2005, we paid the lessor 5% of such unfunded amount upon demand by the lessor. The term of the agreement is for 15 months with an interest rate of 14.96% per annum, which amount has since been paid. The New Credit Facility is to be repaid in monthly principal and interest installments through September 2006. The unpaid balance at September 30, 2005 was $373,093.

On September 11, 2005, we entered into Amendment No. 2 to the Lease Line. Under this amendment, we may draw an additional $1,000,000 (the "Amended Credit Facility") for equipment purchases through December 31, 2005. The amendment also grants us a call option to purchase equipment from the lessor. With respect to the Amended Credit Facility, $622,367 was unfunded at September 30, 2005. The terms of the agreement are for lease terms of 12-15 months with interest rates ranging from 14.964% to 15%. During the three months ended September 30, 2005, we drew $377,633 on the Amended Credit Facility. The Amended Credit Facility is to be repaid in monthly principal and interest installments through September 2006. The unpaid balance at September 30, 2005 was $377,633.

On September 11, 2005, we also entered into Amendment No. 1 (the "Warrant Amendment") to amend 6,954 warrants held by the lessor, that were issued in connection with the original Lease Line. The Lease Line Warrant Amendment reduced the exercise price of warrants issued to the lessor with the original Lease Line from $10.35 per warrant to $6.02 per warrant. The impact of the re-pricing of the warrants on the consolidated financial statements was not material.

(C)  REVOLVING LINE OF CREDIT

On February 18, 2005, Incentra of CA obtained a revolving line of credit from Wells Fargo Bank, N.A., that provides for borrowings, from time to time until March 1, 2007, of up to $5,000,000. The LOC Note was repaid in full on July 5, 2005 in connection with the New Laurus Financing, discussed below.

(D)  NEW LAURUS FINANCING

On June 30, 2005, we entered into a Security Agreement with Laurus pursuant to which Laurus provided us with a $9 million revolving, convertible credit facility (the " 2005 Facility"). The term of the 2005 Facility is three years. In connection with the 2005 Facility, we executed in favor of Laurus a $9 million Secured Revolving Note (the "Revolver Note"). Borrowings under the 2005 Facility accrue interest at a rate per annum equal to the "prime rate" (as published in The Wall Street Journal) plus 1%, which is subject to reduction if the market price of our common stock exceeds certain designated thresholds. Pursuant to the 2005 Facility, the minimum initial amount available to us, until December 31, 2005, is $6.0 million. Thereafter, the maximum principal amount of all borrowings under the 2005 Facility cannot exceed 90% of the combined eligible accounts receivable of PWI and Incentra of CA. At September 30, 2005 the outstanding principal balance on the 2005 Facility was $5.5 million, net of debt discount of $0.5 million.

Pursuant to the Revolver Note, Laurus has the option to convert borrowings under the 2005 Facility into shares of our common stock. The first $3 million of borrowings are convertible into shares of our common stock registered under the Securities Act of 1933, as amended (the "Act"), at a fixed conversion price of $2.05 (as adjusted for dilutive issuances, stock splits, stock dividends and the like, "as adjusted"). The second $3 million of borrowings are convertible into unregistered shares of our common stock at a fixed conversion price of $2.56, as adjusted. The last $3 million of borrowings are convertible into unregistered shares of our common stock at a fixed conversion price of $2.99, as adjusted.

On July 5, 2005, we requested, and Laurus agreed to lend, an initial draw under the 2005 Facility of $6.0 million, of which approximately $4.4 million was used to extinguish, in full, our indebtedness to Wells Fargo Bank, N.A. and the balance of the initial draw, less expenses of the 2005 Facility, will be used for general corporate and working capital purposes.

The credit facility requires a lockbox arrangement which requires all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with a Subjective Acceleration Clause ("SAC") contained within the credit facility, cause the revolving credit facility to be classified as a current liability, in accordance with the FASB's Emerging Issues Task Force Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a SAC and a Lock-Box Arrangement." However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The SAC, which is a typical requirement in commercial credit agreements, allows the lender to call the loan if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors, the lockbox arrangement and the SAC. However, the revolving credit facility does not expire or have a maturity date within one year. Additionally, the Lender has not notified the Company of any indication of an acceleration as of the date of this filing.

Borrowings under the 2005 Facility are collateralized by a security interest in substantially all of our assets, including a pledge to Laurus of all of the outstanding capital stock of PWI and Incentra of CA. Repayment of borrowings under the 2005 Facility is guaranteed by PWI and Incentra of CA pursuant to a Subsidiary Guaranty in favor of Laurus.

In connection with the financing, we issued Laurus a warrant that entitles Laurus to purchase, at any time through June 30, 2012, up to 400,000 shares of our common stock at a price of $2.63 per share, as adjusted (the "2005 Warrant"). The value of the warrant was determined, using the Black-Scholes model, to be $0.6 million and is recorded as a debt discount at September 30, 2005. The discount is being amortized to earnings as additional interest expense over the term of the 2005 Facility. Accordingly, we have recorded approximately $45,000 of additional non-cash interest expense relating to the amortization of the discount for the three months ended September 30, 2005.

The first $3 million of borrowings under the 2005 Facility is further evidenced by a Secured Convertible Minimum Borrowing Note (the "$3 Million Minimum
Borrowing Note"), which provides Laurus with certain additional rights, including without limitation, the right to receive a pre-payment penalty and certain registration rights (as further described herein). In the event we redeem, or prepay, the outstanding balance under the $3 Million Minimum Borrowing Note, we are required to pay Laurus a sum equal to one hundred twenty five percent (125%) of the principal amount outstanding under such note, together with accrued but unpaid interest thereon. All other borrowings under the 2005 Facility may be prepaid from time to time without penalty.

Pursuant to a registration  rights  agreement with Laurus,  we are obligated to:
(a) file a registration statement under the Act to register the resale of the shares of our common stock issuable upon conversion of the $3 Million Minimum Borrowing Note and exercise of the 2005 Warrant (the "Registration Statement") within 55 days of the date of the funding with respect to the $3 Million Minimum Borrowing Note; (b) use our best efforts to have the Registration Statement declared effective under the Act as promptly as possible, but in any event prior to the 115th day following the funding of the $3 Million Minimum Borrowing Note; and (c) maintain the effectiveness of the Registration Statement until the earliest date of when (i) all registrable securities have been sold, or (ii) all registrable securities may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k). Laurus is entitled to certain remedies specified in the registration rights agreement if we do not timely comply with its registration obligations.

In connection with the 2005 Facility, we paid Laurus approximately $359,000, comprised of a facility fee of $324,000 (representing an annual fee equal to 1.2% of the 2005 Facility payable in advance at closing) and reimbursement of $35,000 of Laurus' expenses, of which $344,000 were recorded as deferred financing costs during the three months ended September 30, 2005. The deferred financing costs will be amortized to interest expense over the life of the 2005 Facility.

Concurrently with the closing of the Facility, we amended our existing Secured Convertible Term Note with Laurus, dated March 13, 2004, to provide that an event of default by us under the Facility shall also constitute an event of default under such Term Note.

(E) STAR NOTE DEFAULT

We are engaged in the early stages of an arbitration proceeding to resolve a dispute with one of our creditors that, if resolved unfavorably, would have a material adverse affect on our liquidity and financial condition. In connection with our acquisition of STAR (now known as Incentra of CA) in February 2005, we issued to Alfred Curmi, the principal stockholder of STAR, a promissory note (the "STAR Note") in the principal amount of $2.5 million that is payable in ten installments and matures on August 1, 2007. On August 1, 2005, we elected not to make a payment to Mr. Curmi due under the STAR Note after we identified significant required post-closing adjustments to the purchase price for the assets of STAR and, consequently, the principal amount of the STAR Note. On August 16, 2005, we received a demand for arbitration from legal counsel to Mr. Curmi. The parties have an arbitration hearing scheduled in April 2006, but are currently seeking to schedule a mediation prior to such hearing in an effort to resolve the dispute. As of the balance sheet date, we have reclassified approximately $1.3 million of the debt to current liabilities based on the default. In the event the dispute is not resolved in a mediation and the parties proceed to arbitration, the full outstanding balance of the STAR Note could be accelerated if the arbitrator rules in favor of Mr. Curmi in such proceeding. As of the balance sheet date, the entire principal balance of $2.4 million on the STAR Note is classified as current. Management does not believe the debt will be paid in one year from the balance sheet date, however, the reclassification on the balance sheet was made as the debt is now callable.

We do not have the cash available to pay such amount and, in such event, we would require additional financing to meet our obligation. There can be no assurance that we would be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

The event of default on the STAR Note created an event of default of certain provisions of the 2005 Facility and the Term Note with Laurus. On November 10, 2005, we obtained a limited waiver from Laurus of the default for a period of 30 days.

(8)  SUBSEQUENT EVENTS

     (A)  LAURUS NOTE CONVERSION

On October 3, 2005, we entered into an amendment with Laurus to the Laurus Note pursuant to which the conversion price for an additional $200,000 of principal converted on or after April 28, 2005 was reduced to $1.30. On October 12, 2005, Laurus converted this $200,000 into 153,846 shares of our common stock. The conversion was deemed beneficial, and as a result, additional interest expense of approximately $22,000 will be recorded during the three months ended December 31, 2005.

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

BUSINESS OUTLOOK

The following summarized discussion of financial results for the three and nine months ended September 30, 2005 and 2004 is of our results on a pro forma basis, giving effect to the acquisitions referred to in Note 2 above as if they had occurred at the beginning of all periods presented. We believe the pro forma results of operations provide additional and more relevant information about the operating performance of our business and give a better indication of our results of operations, and the size and scalability of our business on a forward looking basis. However, the pro forma statements are not intended as a substitute for financial statements prepared in accordance with generally accepted accounting principles.

For the three and nine months ended September 30, 2005, pro forma revenues totaled $12.4 million and $46.5 million, respectively, as compared to $13.3 million and $41.4 million for the comparable prior periods. The rate of decrease for the three month period ended September 30, 2005 was approximately 6.8% when compared to the same period for 2004. The decline in revenue from the prior year quarter is a result of slower deliveries of broadcast solutions and termination of a large professional services contract in July 2005. The rate of year-over-year growth in revenues for the nine months ended September 30, 2005 was approximately 12.3%. The growth in revenue was a result of increased sales and deliveries of our proprietary DIVArchive solution, third-party hardware and software and our professional services. In addition, we have a recurring revenue base created by our proprietary Gridworks Operations System Support solution that provides added stability and predictability in revenue, as well as a significant growth opportunity through the expansion of services to existing customers, the continued increase in the amount of data under protection, as well as new enterprise and service provider customer opportunities.

We continue to invest in hardware and the development of our software and digital archiving in the data storage and infrastructure areas. During the nine months ended September 30, 2005, we invested $1.1 million in software development and $0.9 million for data storage infrastructure.

During the three months ended September 30, 2005, our pro forma loss from operations decreased by approximately $0.5 million, to $2.3 million as compared to a pro forma loss of $2.8 million for the comparable prior year period. This reduction in our pro forma loss was due to decreased general and administrative costs of $0.7 million and the elimination of $1.4 million of acquisition costs from the reverse merger with MSI recorded in 2004, offset by a $1.7 million decrease in our gross margin as a result of the decrease in revenue discussed above. The improvement in our general and administrative expenses was due to the elimination of owner-related costs in our 2005 acquisitions and the decrease in MSI's expenses as a result of reduced staffing levels.

During the three and nine months ended September 30, 2005, we realized an adjusted EBITDA(1) loss of approximately $0.8 million and $0.1 million,

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

                  * EBITDA Reconciliation
                    September 30, 2005
                  All amounts in (000's)
                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                                 2005                2005
                                                 ----                ----
Pro forma net loss before deemed
  dividends and accretion on
  preferred stock                              $(3,072)             $(7,813)
Depreciation and amortization                    1,356                4,051
Taxes                                              179                1,058
Interest (cash portion)                            239                  565
Interest (non-cash portion)                        368                1,265
                                               -------              -------
EBITDA                                            (930)                (874)
                                               -------              -------
Former owner costs                                  --                  314
Non-cash stock based compensation                  150                  414
Referral fees                                       --                   72
                                               -------              -------
EBITDA, as adjusted                            $  (780)             $   (74)
                                               =======              =======
respectively, on a pro forma basis. EBITDA adjustments remove the impacts of the former owner's costs as well as non-cash stock compensation expense and referral fee amortization. Also included in EBITDA was a non-cash gain of approximately $0 and $390,000 during the three and nine months ended September 30, 2005, due to the revaluation of the derivative warrant liability.

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

We also believe we can increase our sales of managed services by introducing these services to the customers of our recently-acquired businesses. We believe our professional services business will also be enhanced as we leverage our engineering resources across our entire customer base. In the three months ended September 30, 2005, we increased our engineering and sales resources, which are focused on the enterprise market and will resell a variety of storage products directly to businesses. We expect to continue to increase these resources over the next 12 months.

As we continue to grow, we will need to sustain and possibly increase the investment of capital into our software technologies, Gridworks and DIVArchive, to ensure they maintain their competitive advantage and to further enhance their inter-operability and feature sets.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUE. Total revenue for the three months ended September 30, 2005 increased $8.1 million, or 186%, to $12.4 million compared to total revenue of $4.3 million for the three months ended September 30, 2004. This increase was attributable to the additional revenues of $8.4 million resulting from the acquisitions of Front Porch, Incentra of CA and PWI. Revenue from the sale of our products increased to $8.9 million compared to revenue of approximately $2.6 million for the comparable prior year period. Revenue from the delivery of our services increased $1.7 million to $3.5 million compared to $1.8 million for the comparable prior period.

        For the quarter ended September 30, 2005, a significant portion of our revenues were derived from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe or Asia amounted to $2.4 million, or 20% of total revenue, while revenues from customers located in North America totaled $10.0 million, or 80% of total revenue. For the quarter ended September 30, 2004, revenues from customers located in Europe and Asia amounted to $1.4 million, or 33% of total revenue, while revenues from customers located in North America totaled $2.9 million, or 67% of total revenue.

GROSS MARGIN. Total gross margin for the three months ended September 30, 2005 increased $1.5 million to $3.4 million, or 27% of total revenue, as compared to gross margin of $1.9 million, or 43% of total revenue, for the comparable prior year period. The decline in gross margin as a percentage of revenue is due to increased sales of third party products at lower gross margins which offset higher margins on our Software and Service Solutions, and specifically due to the lower deliveries of broadcast solutions as compared to the prior year quarter. Product gross margin for the three months ended September 30, 2005 totaled $2.1 million, or 24% of product revenue. Service gross margin for the three months ended September 30, 2005 totaled $1.3 million, or 37% of service revenue.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2005 increased by approximately $2.4 million to $4.9 million from $2.5 million for the comparable prior year period. SG&A expenses included $3.4 million in salaries and related benefits for employees not directly related to the production of revenue, $0.7 million in general office expenses, $0.4 million in professional fees, $0.2 million for travel-related costs, and $0.2 million in facilities costs. SG&A expenses of $2.5 million for the comparable prior year period included $1.5 million in salaries and related benefits for employees not directly related to the production of revenue, $0.3 million in general office expenses, $0.2 million in travel related costs, $0.2 million in professional fees, $0.1 million of facilities costs and $0.1 million of bad debt expense. The increase in SG&A expenses during the three months ended September 30, 2005 was due to the inclusion of $2.5 million of SG&A expenses for the acquisitions described above, offset by a reduction in MSI's SG&A expenses.

        DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized research and development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was approximately $1.4 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively, of which $0.4 million and $0.5 million was included in cost of revenue for the periods ending September 30, 2005 and 2004. The increase was primarily due to the increase in amortization associated with the intangible assets purchased in the acquisition of Front Porch.

        OPERATING LOSS. During the three months ended September 30, 2005, we incurred a loss from operations of $2.4 million as compared to a loss from operations of $2.6 million for the three months ended September 30, 2004. This decrease in operating loss was primarily the result of an increase in gross margin of approximately $1.5 million for the three months ended September 30, 2005 offset by an increase in selling, general and administrative expenses of approximately $2.4 million and depreciation and amortization expense of $0.3 million due to the acquisitions of Front Porch, Incentra of CA and PWI as well as acquisition costs of $1.3 million incurred in 2004 related to the reverse merger with Front Porch that was not incurred in 2005.

        INTEREST EXPENSE. Interest expense was $0.6 million for the three months ended September 30, 2005 compared to $0.5 million for the three months ended September 30, 2004. The increase in interest expense was attributable to a decrease of $0.4 million of non-cash interest expense on MSI's previously outstanding Series C preferred stock, offset in part, by an increase in non-cash interest of $0.4 million related to warrants and non-cash interest for amortization of debt discounts and deferred financing costs and $0.2 million of cash interest on senior secured convertible notes, line of credit and capital leases in 2005.

        OTHER INCOME AND EXPENSE. Other income was approximately $37,000 for the three months ended September 30, 2005 compared to approximately $235,000 for the three months ended September 30, 2004. Other income for the three months ended September 30, 2005 and 2004 included investment income from leased equipment to customers and gains from sales of fixed assets.

        FOREIGN CURRENCY TRANSACTION GAIN (LOSS). As discussed above, we conduct business in various countries outside the United States in which the functional currency of the country is not the U. S. dollar. We are subject to foreign exchange transaction exposure because we provide for intercompany funding between the U.S. and international operations, when we and/or our French subsidiary transact business in a currency other than our own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months ended September 30, 2005 resulted in a loss of approximately $46,000.

          INCOME TAX EXPENSE. We incurred income tax expense for the three months ended September 30, 2005 of $0.2 million. This expense represented non-cash income tax expense related to our French subsidiary, Front Porch Digital International, SAS. These income taxes have no cash impact due to the utilization of the subsidiary's deferred tax assets during the period.

        NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. During the three months ended September 30, 2005, we incurred a net loss applicable to common shareholders of $3.9 million as compared to a net loss applicable to common shareholders of $3.3 million for the three months ended September 30, 2004. The increase in net loss for the three months ended September 30, 2005 was primarily due to an increase in accretion on the outstanding Series A preferred stock of $0.3 million and income tax expense of $0.2 million.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUE. Total revenue for the nine months ended September 30, 2005 increased $27.4 million, or 319%, to $36.0 million compared to total revenue of $8.6 million for the nine months ended September 30, 2004. Front Porch, Incentra of CA and PWI contributed $28.0 million of the increase, offset slightly by a decline in MSI product revenue of $0.6 million. Revenue from the sale of our products increased to $26.0 million compared to revenue of $2.7 million for the comparable prior year period. Revenue from service sales increased $4.1 million from $5.9 million to $10.0 million for the comparable prior year period.

        For the nine months ended September 30, 2005, a significant portion of our revenues were derived from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe or Asia amounted to $9.9 million, or 27% of total revenue, while revenues from customers located in North America totaled $26.1 million, or 73% of total revenue. For the nine months ended September 30, 2004, revenues from customers located in Europe and Asia amounted to $2.3 million, or 27% of total revenue, while revenues from customers located in North America totaled $6.3 million, or 73% of total revenue.

GROSS MARGIN. Total gross margin for the nine months ended September 30, 2005 increased $7.9 million to $11.5 million, or 32% of total revenue, as compared to gross margin of $3.6 million, or 42% of total revenue, for the comparable prior year period. The decline in gross margin as a percentage of revenue is due to increased sales of third party products at lower gross margins which offset higher margins on our software and service solutions. Product gross margin for the nine months ended September 30, 2005 totaled $8.1 million, or 31% of product revenue. Service gross margin for the nine months ended September 30, 2005 totaled $3.4 million, or 34% of service revenue.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2005 increased by approximately $7.7 million to $14.3 million from $6.5 million for the comparable prior year period. SG&A expenses for the nine months ended September 30, 2005 included $9.6 million in salaries and related benefits for employees not directly related to the production of revenue, $1.8 million in general office expenses, $1.2 million in professional fees, $0.8 million for travel-related costs, $0.8 million in facilities costs and $0.1 million in research and development costs. SG&A expenses of $6.5 million for the comparable prior year period included $3.9 million in salaries and related benefits for employees not directly related to the production of revenue, $1.1 million in general office expenses, $0.5 million in travel related costs, $0.5 million in professional fees, $0.4 million of facilities costs and $0.2 million of bad debt expense. The increase in SG&A expenses during the nine months ended September 30, 2005 was due to the inclusion of $8.4 million of SG&A expenses for Front Porch, Incentra of CA and PWI for the full period. This increase was offset by $0.7 million of reduced SG&A expenses at MSI, primarily as a result of decreased staffing levels and general office expenses.

        DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized research and development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was approximately $4.0 million and $2.6 million for the nine months ended September 30, 2005 and 2004, respectively, of which $1.3 million and $1.5 million was included in cost of revenue for the periods ended September 30, 2005 and 2004. The increase was primarily due to the increase in amortization associated with the intangible assets purchased in the acquisition of Front Porch.

        OPERATING LOSS. During each of the nine months ended September 30, 2005 and September 30, 2004, we incurred a loss from operations of $5.5 million. An increase in gross margin of approximately $7.9 million for the nine months ended September 30, 2005 was offset by an increase in selling, general and administrative expenses of approximately $7.7 million during the period related to the acquisitions and increased amortization expense of $1.4 million due to the acquisitions as well as acquisition costs of $1.3 million incurred in 2004 related to the reverse merger with FPDI, that was not incurred in 2004.

        INTEREST EXPENSE. Interest expense was $1.8 million for the nine months ended September 30, 2005 compared to $1.9 million for the nine months ended September 30, 2004. The decrease in interest expense was attributable to a decrease of $1.7 million of non-cash interest expense on MSI's previously outstanding Series C preferred stock, offset in part, by an increase in non-cash interest of $0.3 million related to warrants, non-cash interest of $0.9 million for amortization of debt discounts and deferred financing costs, $0.2 million related to the conversion of debt to equity and $0.5 million of cash interest on senior secured convertible notes, line of credit and capital leases.

        OTHER INCOME AND EXPENSE. Other income was $0.4 million for the nine months ended September 30, 2005 compared to $0.3 million for the nine months ended September 30, 2004. Other income of $0.4 million for 2005 included $0.3 million of income resulting from the revaluation of our derivative warrant liability and $0.1 million of investment income from leased equipment to customers and gains from sales of fixed assets.

        FOREIGN CURRENCY TRANSACTION GAIN. As discussed above, we conduct business in various countries outside the United States in which the functional currency of the country is not the U. S. dollar. We are subject to foreign exchange transaction exposure because we provide for intercompany funding between the U.S. and international operations, when we and/or our French subsidiary transact business in a currency other than our own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the nine months ended September 30, 2005 resulted in a loss of approximately $46,600. In addition, we entered into a forward contract, which expired on April 1, 2005, for which we recorded a realized gain of approximately $74,600 for the nine months ended September 30, 2005, which represented the change in the fair value for the foreign currency forward contract related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness.

          INCOME TAX EXPENSE. We incurred income tax expense for the nine months ended September 30, 2005 of $1.1 million. This income tax expense represents non-cash income tax expense related to our French subsidiary, Front Porch Digital International, SAS. These income taxes have no cash impact due to the utilization of the subsidiary's deferred tax assets (net operating losses) during that period.

        NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. During the nine months ended September 30, 2005, we incurred a net loss applicable to common shareholders of $9.9 million as compared to a net loss applicable to common shareholders of $8.1 million for the nine months ended September 30, 2004. The increase in net loss for the nine months ended September 30, 2005 was primarily due to an increase in accretion on the outstanding Series A preferred stock of $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had $2.5 million of cash and cash equivalents. Issuance of convertible debt and equity securities have been a principal source of liquidity for us.

On May 13, 2004, we consummated a private placement with Laurus pursuant to which we issued a secured convertible term note due May 13, 2007 in the principal amount of $5.0 million, and a common stock purchase warrant entitling Laurus to purchase 4,435,500 shares of our common stock (See Note 7 of the Notes to Consolidated Financial Statements). In the past, we have agreed to reduce the fixed conversion price of such note in order to induce Laurus to allow us to pay the scheduled monthly payment in shares of our common stock. In the short term, we intend to continue to request that Laurus accept payment in the form of shares of our common stock so that we may preserve cash for use in our business. There can be no assurances that Laurus will comply with our request.

On June 30, 2005, we entered into a Security Agreement with Laurus pursuant to which Laurus agreed to provide us with a $9 million revolving, convertible credit facility (the "2005 Facility"). The term of the 2005 Facility is three years. In connection with the 2005 Facility, we issued to Laurus (i) a minimum borrowing promissory note in the principal amount of $3.0 million that is convertible into shares of our common stock at a fixed conversion price per share of $2.05, subject to adjustment for dilutive issuances, stock splits, stock dividends and the like, and (ii) a revolving convertible note in the principal amount of $6.0 million, of which the first $3.0 million of borrowings is convertible into shares of our common stock at a fixed conversion price per share of $2.56, subject to adjustment, and the second $3.0 million of borrowings is convertible into shares of our common stock at a fixed conversion price per share of $2.99, subject to adjustment. On July 5, 2005, we borrowed $6 million under the 2005 Facility, of which approximately $4.4 million was used to extinguish, in full, our indebtedness to Wells Fargo Bank, N.A. and the balance of the initial draw, less expenses of the 2005 Facility, has been used for general corporate and working capital purposes. The terms of the 2005 Facility significantly limit our ability to obtain future financing. For example, so long as any principal amount borrowed under the 2005 Facility is outstanding, we may not obtain any secured or unsecured debt financing in excess of $100,000 without the prior approval of Laurus. We are also restricted from issuing any shares of preferred stock without the prior approval of Laurus. To the extent that Laurus declines to approve a proposed secured or unsecured debt financing or issuance of preferred stock, we would be unable to obtain such financing without defaulting under the 2005 Facility. To the extent that such a financing is required for us to continue to conduct or expand our operations, these restrictions could materially adversely impact our ability to achieve our operational objectives. The securities held by Laurus contain anti-dilution protections against the issuance of equity securities at a price per share that is less than the conversion price or exercise price of our convertible notes or stock purchase warrants held by Laurus.

In connection with the original funding under the 2005 Facility, Laurus waived until December 31, 2005 the borrowing base limitation under the 2005 Facility, and permitted us to borrow $6.0 million under the 2005 Facility at a time that we did not have sufficient eligible accounts receivable to support such funding. If we are unable to generate sufficient accounts receivable as of such date, we will be required to make interest payments to Laurus in the amount of 1.5% per month on any such borrowing base deficiency.

As of August 11, 2005, the default on the STAR Note created an event of default under the 2005 Facility. On November 12, 2005, we obtained a limited waiver from Laurus waiving the event of default for a 30 day period.

As of September 30, 2005, we had current assets of $11.0 million. These assets were primarily derived from our operations in 2005 and from our acquisitions of Incentra of CA and PWI. Long-term assets of $33.9 million consisted of $14.0 million of intangible assets acquired during the transactions with MSI, Incentra of CA and PWI, $14.6 million of goodwill acquired during the Incentra of CA and PWI transactions, $2.4 million of property and equipment, $1.8 million of software development costs and $1.1 million of other assets, which consist of $0.8 million of deferred financing costs, $0.1 million of restricted cash and $0.2 million of deposits, prepaid expenses and other receivables.

Current liabilities of $21.3 million at September 30, 2005 consisted of $6.6 million of accounts payable; $1.2 million of deferred revenue, which consisted of billings in excess of revenue recognized, deposits and progress payments received on engagements currently in progress; $3.3 million of accrued expenses; and $10.1 of current portion of notes payable, other long term obligations, and capital leases.

Our working capital deficit was $10.3 million as of September 30, 2005, which includes the outstanding principle balance on the Laurus 2005 Facility of $5.5 million, net of debt discount of $0.5 million, which is classified as a current liability as a result of the credit facility containing a lockbox arrangement which requires all receipts to be swept daily to reduce borrowings outstanding under the credit facility and a subjective acceleration clause, as described in
Note 7 (D) to the unaudited condensed consolidated financial statements. The Laurus 2005 Facility has a stated maturity date of June 30, 2008. Also included in the deficit is $1.3 million of the deficit was attributable to the reclassification of the promissory note issued to a former owner of Incentra of CA to current liabilities due to a default on such note, as described in Note 7
(E) in the notes to unaudited condensed consolidated financial statements as of September 30, 2005.

We used net cash of $1.1 million in operating activities during the nine months ended September 30, 2005, respectively, primarily as a result of the net loss incurred during such periods. We used net cash of $0.4 million in investing activities during the nine months ended September 30, 2005, of which $1.5 million represented cash acquired from the acquisitions, which was offset by $2.0 million used primarily to purchase or develop computer software and equipment. Financing activities provided net cash of $1.0 million during the nine months ended September 30, 2005 primarily from the new Laurus financing discussed in Note 7 (D) which provided $5.0 million, offset by repayment of the outstanding Wells Fargo line of credit of $3.7 million. Repayment of capital leases, long-term obligations and notes payable of $1.2 million was somewhat offset by proceeds of $0.9 million from a lease line of credit. We used net cash of $2.8 million from operating activities during nine months ended September 30, 2004 primarily as a result of the net loss incurred during the period.

As described in Note 7 (E) to the condensed consolidated financial statements, we are currently in default of the STAR Note and in the event that the outcome of our current arbitration proceeding is unfavorable, it is possible that the full outstanding balance of the STAR Note could be accelerated. We do not have the cash available to pay such amount and, in such event, we could require additional financing to meet our obligations. There can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

We are still in the early stages of executing our business strategy, have recently completed two significant acquisitions and expect to begin numerous new acquisition engagements during the next 12 months. Although we are experiencing success in the deployment of our marketing strategy for the sale and delivery of our DIVArchive and other software solutions, continuation of this success is contingent upon several factors, including the availability of cash resources, the prices of our products and services relative to those of our competitors, and general economic and business conditions, among others.

Our management believes that our cash and cash equivalents and borrowings available from the 2005 Facility, will provide us with sufficient capital resources to fund our operations, debt service requirements, and working capital needs for the next 12 months. There can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

Our actual financial results may differ materially from our stated plan of operations. Factors which may cause a change from our plan of operations to vary, but include, without limitation, decisions of our management and board of directors not to pursue our stated plan of operations based on its reassessment of the plan and general economic conditions. Additionally, there can be no assurance that our business will generate cash flows at or above current levels. Accordingly, we may choose to defer capital expenditures and extend vendor payments for additional cash flow flexibility.

We expect capital expenditures to be approximately $1.0 million and capitalized software development costs to be approximately $1.6 million during the 12-month period ended September 30, 2006. It is expected that our principal uses of cash will be for working capital, to finance capital expenditures and for other general corporate purposes, including financing the expansion of the business and implementation of our sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to us.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), SHARE-BASED PAYMENT, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the beginning of the next annual reporting period that begins after December 15, 2005. We are currently evaluating the provisions of this standard. However, we expect that the implementation of this standard will have a material impact on our financial position and results of operations.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION



ITEM 6. EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2005                   INCENTRA SOLUTIONS, INC.

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