Form 10KSB
period 2005-12-31
INCENTRA SOLUTIONS, INC.
filed 2006-04-04
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

Commission File Number: 333-16031

INCENTRA SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0793960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1140 Pearl Street Boulder, Colorado	80302
(Address of principal executive offices)	(Zip Code)

(303) 440-7930
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Not Applicable

(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001

(Title of Class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Revenues for the fiscal year ended December 31, 2005 were $50.8 million.

          The aggregate market value of shares of the Company’s common stock held by non-affiliates as of March 23, 2006 was $10,168,781 based upon the average bid and asked prices of the issuer’s common stock on the OTC Bulletin Board on March 23, 2006. Shares of common stock held by each executive officer or director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

          As of March 23, 2006, there were 13,326,810 shares of common stock of the Company outstanding. The Company also had outstanding as of such date 2,466,971 shares of Series A convertible preferred stock, which were convertible into 4,933,942 shares of the Company’s common stock. The issuer’s common stock currently trades on the OTC Bulletin Board under the symbol “ICEN”.

          Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

          WHEN USED IN THIS REPORT, THE WORDS “BELIEVES”, “ANTICIPATES”, “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.

          OUR BUSINESS AND RESULTS OF OPERATIONS ARE AFFECTED BY A WIDE VARIETY OF FACTORS THAT COULD MATERIALLY AND ADVERSELY AFFECT US AND OUR ACTUAL RESULTS, INCLUDING, BUT NOT LIMITED TO: (1) THE AVAILABILITY OF ADDITIONAL FUNDS TO ENABLE US TO SUCCESSFULLY PURSUE OUR BUSINESS PLAN; (2) THE UNCERTAINTIES RELATED TO THE EFFECTIVENESS OF OUR TECHNOLOGIES AND THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES; (3) OUR ABILITY TO MAINTAIN, ATTRACT AND INTEGRATE MANAGEMENT PERSONNEL; (4) OUR ABILITY TO COMPLETE THE DEVELOPMENT OF OUR PROPOSED PRODUCTS IN A TIMELY MANNER; (5) OUR ABILITY TO EFFECTIVELY MARKET AND SELL OUR PRODUCTS AND SERVICES TO CURRENT AND NEW CUSTOMERS; (6) OUR ABILITY TO NEGOTIATE AND MAINTAIN SUITABLE STRATEGIC PARTNERSHIPS AND CORPORATE RELATIONSHIPS; (7) THE INTENSITY OF COMPETITION; AND (8) GENERAL ECONOMIC CONDITIONS. AS A RESULT OF THESE AND OTHER FACTORS, WE MAY EXPERIENCE MATERIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS ON A QUARTERLY OR ANNUAL BASIS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS AND STOCK PRICE.

          THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

          Incentra Solutions, Inc. is a leading provider of complete solutions for the data protection needs of an enterprise. We supply a broad range of storage products and storage management services to broadcasters, enterprises and information technology service providers worldwide. We market our products and (services to broadcasters under the trade name Front Porch Digital (“Front Porch”) and to service providers and enterprise clients under the trade names Incentra Solutions of Colorado (“Colorado”), ManagedStorage International (“MSI”), Incentra Solutions of California (“Incentra of CA”) and PWI Technologies (“PWI”). Front Porch provides unique software and professional services solutions for digital archive management to broadcasters and media companies. Through MSI, Incentra of CA and PWI, we provide complete IT solutions for enterprise and service provider clients, including engineering, hardware and software procurement, maintenance support services and remote storage operations services.

          We believe our ability to deliver a complete storage infrastructure and management solution to our customers differentiates us from most of our competitors. A complete storage solution for the customers in our target markets includes the following components:

•	Hardware and software products and services
	•	Third party storage, servers, software, networking, and security
	•	Proprietary products DIVArchive solutions, GridWorks software/service platform

•	Monitoring and management solutions — Automated/remote monitoring, management and maintenance services:
	•	Alert Monitoring & Notification
	•	Health/Capacity/Performance
	•	Management of Data Protection Systems

•	Professional services — engineering/implementation:
	•	IT Assessments
	•	System Design Services
	•	Project Management Services
	•	Level 1-3 Engineering Support
	•	Staff Augmentation/Outsourcing of Operations

•	Capital/financing solutions

          Through Front Porch, we provide a software and management solution that enables searching, browsing, editing, storage and on-demand delivery of media-rich content in nearly any digital format. Our complete digital archive solution includes our proprietary software bundled with professional services, hardware/software procurement and resale, remote monitoring/management services, complete support for our proprietary software solutions and first call support for third-party hardware and software maintenance. Our software converts audio, video, images, text and data into digital formats for ease of use and archiving. With more than 115 installations worldwide, our DIVArchive software solution has become one of the leading digital archive management applications among European and Asian broadcast and media companies and is gaining an increasing share of the North American market. Front Porch’s DIVArchive and transcoding applications provide the essential integration layer within the digital content creation and broadcast environments. All of Front Porch’s products were built on intelligent, distributed architecture. As a result, Front Porch’s archive management and transcoding solutions are flexible, scalable, easily upgradeable, failure resilient and integratable with leading automation and asset management applications.

          Through MSI, we deliver comprehensive storage services, including remote monitoring/management services, maintenance support services (first call) for third-party hardware and software maintenance, professional services, third-party hardware/software procurement and resale and financing solutions. MSI provides data protection solutions and services that ensure that its customers’ data is backed-up and recoverable and meets internal data retention compliance policies. MSI’s remote monitoring and management services are delivered from its Storage Network Operations Center (“NOC”) in Broomfield, Colorado, which monitors and manages a wide spectrum of diverse storage infrastructures on a 24x7 basis throughout the United States, the United Kingdom, the Netherlands, Bermuda and Japan. MSI delivers these services worldwide using its proprietary GridWorks Operations Support System, which enables automated remote monitoring and management of complete storage infrastructures and back-up applications. MSI provides outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized. We believe customers benefit from improved operating effectiveness with reduced operating costs and reductions in capital expenditures.

          Through Incentra of CA and PWI, we deliver complete IT solutions, including professional services, third-party hardware/software procurement and resale, financing solutions, maintenance support services (first call) for third-party hardware and software maintenance and managed storage solutions. Solutions are sold primarily to enterprise customers in the financial services, government, hospitality, retail, security, healthcare and manufacturing sectors. Incentra of CA and PWI primarily service customers in the western United States.

Industry Trends

          Industry Data Corporation (“IDC”) estimates annual data growth at a compound rate of approximately 50% annually through 2007 and beyond. We believe that because of the ongoing growth in the creation and storage of data and the increasing strategic importance of having data available, secure and recoverable, the data storage markets in which we compete will continue to expand. We also believe this growth will include an accelerating growth rate in the demand for services, including data management and monitoring solutions. According to an August 2005 report of IDC worldwide IT spending for 2005 was estimated at $1 trillion, growing at a 5.9% compound annual growth rate (CAGR) through 2009. The total market for IT services worldwide according to Gartner Dataquest is forecast to grow to almost $800 billion by 2009 from $595 billion in 2004, with a 6% CAGR. More importantly, the worldwide market for storage services is expected to grow to $30 billion by 2008, with a 7% CAGR, according to Gartner Dataquest.

Worldwide: Storage Services Forecast (millions)

	2005	2006	2007	2008	CAGR%

Consulting	3,033	3,153	3,514	3,803	9
Implementation/Consolidation	3,467	3,645	3,879	4,182	6
Management Services	5,112	5,680	6,437	7,300	10
HW Support	8,848	9,169	9,497	9,871	4
SW Support	3,209	3,445	3,731	4,089	8

Total Worldwide	23,669	25,092	27,058	29,245	7

Source: Gartner Dataquest (January 2005)

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

          Excluding hardware infrastructure, IDC estimates that worldwide revenue for backup and archive software solutions in 2003 totaled $2.4 billion and is expected to grow to an estimated $3.0 billion in 2008, or at a 4.1% CAGR. In Europe, our largest market for archive software, Datamonitor reports that European sales of archive software are expected to grow at a CAGR of 42% through 2008. The total market in Europe for complete archive and digital workflow solutions, including hardware infrastructure, (the broadcast value chain) is estimated at $2.6 billion currently and is expected to grow to $3.6 billion by 2008, or a CAGR of 8.4%. Datamonitor estimates that today only 15% of broadcasters in Europe have converted to a fully-digital environment. Based upon our experience in the industry, we believe the rate of adoption in North America is no greater than that in Europe, and likely significantly lower. Accordingly, we believe opportunities for the sale of complete archive solutions to broadcasters making the conversion to a fully-digital environment will continue to accelerate in 2006 and beyond. We also believe our business strategy to grow archive software sales as part of our complete solution offering, incorporating our proprietary storage management and monitoring services, professional services and third-party hardware and software solutions, will accelerate revenue growth and increase profitability.

          We believe companies will continue to make additional investments in data storage products and services and that spending in this area will become a larger percentage of the customer’s total IT budget. We believe the following customer needs will be primary drivers of data storage and management spending:

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

          Data protection requirements. An increasing need for high throughput performance, greater frequency of backups, quicker restoration of data and stringent data availability requirements are key factors that we expect to drive the migration to disk-based data protection solutions. We believe disk will not only be used as a target device for replication and mirroring, but will also be incorporated into traditional backup systems.

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

Business Strategy

          Our objective is to further our position as a leading provider of storage management and IT infrastructure solutions and services and to further expand our worldwide presence. To achieve these objectives, we have adopted the following strategies:

•

Growth through Acquisition. Our acquisitions (two since January 2005, one in 2004) have expanded our customer base, provided a large suite of products and services, expedited the development of a strong 55 person sales force, added management talent, created a platform from which to extract revenue synergies among our various product and service offerings, and provided significant opportunities for consolidation/cost reduction. We believe the storage management and services industry is highly fragmented and that there are many smaller storage product and software/services providers with successful product offerings that are seeking merger or acquisition partners. We intend initially to seek acquisition candidates that have the following characteristics: a large percentage of product sales that are generated from storage solutions; reseller agreements with most major manufacturers, strong professional services organizations, recurring service revenues and strong sales, engineering and management personnel. Our initial focus for acquisition candidates is on candidates with facilities and targeted customers located in the United States.

•

Strategic Alliances. We intend to supplement our marketing efforts by aligning ourselves with complementary solutions providers and technology partners. Strategic alliances also will assist us in keeping pace with technological developments of the major software and hardware vendors and, in certain instances, provide us with product development services. We have entered into strategic alliances with a number of leading providers of storage products and storage management solutions. In the media and entertainment market, we have established similar strategic alliances with the leading broadcast systems integration firms. To advance the joint sales initiatives of these partnerships, the agreements often include co-marketing and technology-sharing arrangements targeting the large existing customer base of both companies, thus providing us access to a large existing customer base. Through similar alliances, we expect to gain greater exposure and acceptance of our products and services.

•

Offer Complete Digital Archive Solutions to Broadcasters. Through the sale of our complete digital archive solutions, we intend to capture an increasing portion of the total IT spending of our broadcast customers and position ourselves for follow on sales and services. Since the inception of this strategy, we have successfully sold complete solutions, often valued in excess of $1 million, to numerous global media brands. A complete digital archive solution includes: Archive Software, Archive Servers, Content Management Software, Transcoding Software, Professional Services, and Storage Hardware and Maintenance. We estimate that archive software comprises only 10-15% of the total spending of a broadcast customer for a complete digital archive solution. By increasing our penetration into these other areas, we believe we will generate significant increases in revenue and gross margin as these untapped components comprise the vast majority of a customer’s total spending. We believe by leveraging Front Porch’s longstanding customer relationships, the dominant market position of Front Porch’s DIVArchive solutions, Front Porch’s world-class customer list of broadcast entities and its reputation for superior service and support, Front Porch will continue to capture an increasingly larger portion of our customers’ total IT budget.

•

Offer Complete Data Protection Solutions. A complete data protection solution includes storage resource management, back-up applications, storage hardware, professional services, operations and financing solutions. Prior to 2005, we were primarily focused on the operations component of the complete data protection solution with limited participation in the other areas. We estimate that the operations component comprises only 10-15% of the total spending of an enterprise or service provider customer for a complete data protection solution. We believe our GridWorks proprietary monitoring and management solutions position us to offer a superior and more complete storage and data protection solution to our customers than that which is currently offered by our competitors.

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

•

Increase Marketing and Direct Sales Efforts. Our direct sales organization is organized into sales teams that are assigned to our operating units. We intend to leverage our successes by devoting significant marketing and direct sales resources to cross-marketing products and services offered by our operating units. Our sales teams intend to add established distributors with the skills necessary to sell our comprehensive storage solutions.

•

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

Customers

          Many organizations continue to face data growth, technology obsolescence, shrinking IT budgets and new compliance objectives. Our focus on storage and IT management from a complete solution approach allows customers to economically deal with these challenges. Our complete solutions include professional services, products, proprietary software platforms, IT outsourcing services and financing services. By focusing on data protection services, organizations may achieve numerous benefits, including improved infrastructure performance, business risk mitigation and cost management/reduction for overall operations. We believe organizations currently are facing the following issues:

•	Total storage is increasing 50% annually

•	New technologies require integration across platforms

•	Increasing levels of external and internal compliance policies

•	Staffing is projected to grow only 10%

•	Limited capital or operating expenses

          Our customers are located in North America, South and Central America, Europe, Asia and the Pacific Rim and are primarily in the following markets: Broadcast, Media and Entertainment; Fortune 2000 Enterprises and mid-tier Enterprises; and Data Center Operators and IT Service Providers.

          During 2005, a significant portion of our revenues was derived from the European and Asian geographic markets. For the year ended December 31, 2005, aggregate revenues from customers located in Europe or Asia amounted to $13.4 million, or 26% of total revenue as compared to $4.7 million, or 35% of total revenue in 2004. The portion of our business represented by these markets has grown significantly since 2004; however, it comprises a smaller percentage of our total revenue in 2005 due to our acquisitions of Incentra of CA and PWI.

Broadcast, media and entertainment

          Our customer base in the broadcast industry includes some of the largest and best-known entities worldwide, including CBS Television City, Comcast, Discovery Networks, A&E Television Networks, Rainbow Networks Communications, Inc., CHUM Television, Astral Media, Playboy Television, Canal +, Walt Disney Company, Oxygen, BBC Broadcast, Bayerischer Rundfunk, Turner Entertainment Networks Asia, Sony Pictures, Telecinco, France 3, SKY Perfect TV, Eastern Television/Taiwan, TV Azteca, Puma Television, Central China Television, Seven Networks and MTV Networks-Europe. Many of the customers are served in multiple locations worldwide.

Datacenter Operators and IT Service Providers

          Customers in this segment consist primarily of managed service providers offering hosting and colocation solutions. These are both regional and national providers that require a competitive backup offering and deep professional engineering support for their core data center services. Representative customers include Cable & Wireless UK, Viawest, Quovadis, Data Return, Japan Telecom IDC (Softbank Group), and Telepacific Communications.

Fortune 2000 Enterprises and mid market

          Customers in this segment consist primarily of mid-tier enterprise businesses that require IT expertise to manage their complex IT and storage infrastructures. Complete solutions have been provided to customers such as Network Appliance, Inc., Accenture, AON, American Airlines, Hilton Hotels, Good Technology and Transora. Other representative customers include Standard Insurance, Xilinx, Solar Turbines and Washington Mutual.

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

Digital video archive management software and solutions

          Under our Front Porch Digital brand, we offer a comprehensive integrated suite of digital video archive management solutions. Our proprietary DIVArchive (Distributed Intelligent Versatile Archive) software products enable customers to manage large-scale digital video archives in the broadcast, media and entertainment industry. With over 115 installations worldwide, we believe DIVArchive maintains a dominant position in Europe and Asia and is gaining market share in North America and South America. We believe participants in the entertainment industry are increasingly seeking to convert non-digitized data to digital formats that may easily be accessed, browsed, indexed, managed and distributed.

          DIVArchive is a “middleware” software product that manages large-scale digital archives for the entertainment industry. DIVArchive simplifies the process of preserving, managing and accessing content, as part of a high-capacity, expandable and scalable solution that satisfies the highest performance standards. The principal benefits derived from DIVArchive include storage optimization, protection and control, full-life cycle management, near-line editing and partial retrieval, content repurposing and sharing, and archives networking. Architectures can scale from small disk-only systems to large capacity systems using different forms of physical storage to balance response time, performance and cost.

          Recent upgrades and modifications to the standard DIVArchive product offering include the following:

          DIVArchive 5.8: The most recent version of DIVArchive features the following enhanced functionality:

•	Integration with the full range of TeleStream FlipFactory transcoding solutions

•	Enhanced integration with leading non-linear editing platforms

•	Greater control through the Storage Plan Manager Configuration Engine

•	Expanded support for Tape Import/Export and Meta Source

•	New capabilities for MXF devices including partial restore functionality

          DIVAdirector: This distributed, web-based content management application addresses the most fundamental asset management requirements for global broadcasters. It enables active tracking of all assets in the DIVArchive 5.8 system, low bit rate proxy browse, frame accurate EDL generation and export, and robust metadata search and management capabilities.

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

          DIVAnet: DIVAnet, which is expected to be released in April 2006, will enable customers that operate DIVArchive in more than one geographic location to network and operate multiple archive installations from one centralized archive management application. DIVAnet also enables enhanced worldwide content creation and distribution, as well as fail-safe disaster recovery protection.

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
Hitachi Data Systems Corporation
Network Appliance, Inc.
StorageTek
Xiotech
EMC

Servers and Systems	Sun Microsystems
HP Compaq
Dell Computer

Tape Automation	Quantum Corporation
Spectra Logic Corporation
StorageTek
Xiotech

Data Protection	VERITAS Software
CommVault Software
Data Domain

Networking and Security	Cisco Systems
Brocade Communications Systems, Inc.
Symantec Software
Juniper Networks
Checkpoint Software
McData Corporation

Professional Services

          Our professional services include a broad range of assessment, project management, design and implementation services that are applied across most products sold in our markets. Our engineering staff has a broad expertise and has received appropriate certifications from our OEM partners. The services we provide include:

•

Storage & infrastructure assessments — providing critical feedback on the health, performance and utilization of storage and systems infrastructure, as well as a report card of business performance and compliance relative to established objectives and peer organizations.

•	Storage system design services — defining the appropriate technical architecture and unbiased product selection to meet key business criteria and assure optimal results.

•

Implementation and integration services — assuring technology purchases are installed and optimized to achieve the best possible performance and utilization of resources minimizing ongoing operations costs while assuring the best possible availability.

•	Cost of ownership assessments — helping organizations identify key cost areas, most effectively align resources and leverage technology to reduce ongoing expenses and streamline operations.

•

Project management services — supplying professional assistance to oversee deployment of assets, implementations of new applications while assisting in the alignment of scarce technical resources for timely solutions.

•	Level 1, 2 & 3 engineering support — assisting in rapid problem diagnosis, vendor response and problem resolution across a very broad range of systems and storage applications.

24x7 First Call Operations and Maintenance Support

          We operate a 24x7 NOC in Broomfield, Colorado where all first call and maintenance in-coming calls are received, diagnosed and routed to the appropriate engineering personnel or vendor. Support services are provided on all proprietary and third party products and services. In many cases, the support personnel in our NOC have the ability, if enabled by a customer, to remotely access the customer’s infrastructure using our GridWork's platform to respond to alert notifications from the customer and remotely correct the problem. In other cases, the NOC notifies our customers of the problem and corrects (or instructs corrective action) or dispatches vendor support prior to the customer calling the NOC. We also have a secondary support desk in San Diego, California. Our engineering staff also provides level 2 and 3 support worldwide. These services are sold under long-term recurring service contracts ranging from one to three years.

Outsourcing Services

          Our service offerings revolve around the complementary nature of our products. Our managed services and first-call maintenance services are an integral part of the continued operations, security and protection around the products we sell and are key to the customers IT and storage infrastructure. Services are sold under long-term recurring service contracts usually one to three years in term.

Managed storage and monitoring services

          We offer a proprietary managed storage and monitoring service through our proprietary GridWorks Operations Support Systems platform. The GridWorks platform enables automated remote monitoring, alert and notification and the remote management of back-up applications. The service enables a proactive heterogeneous look into a customer’s infrastructure, which provides real-time insight to the performance of the customer’s technology investment. The service is offered to customers in three options ranging from a basic monitoring service to a complete service including all underlying IT equipment and software.

•

Our GridWatch solution is a remote monitoring, alert and notification service. The service is performed on the customer’s existing storage infrastructure and includes monthly reporting on performance, efficiency, reliability and the integrity of the data storage networks.

•

Our GridManage solution provides remote management of storage applications and hardware infrastructure. The service is performed using the customer’s existing storage infrastructure and includes the actual day-to-day operation of the customer’s data storage applications, including specifically the back up and recoverability of data. This service solution includes all of the services provided by our GridWatch solution.

•

Our GridComplete offering is a complete storage solution by which we provide the storage infrastructure, integration/implementation services and complete management of storage applications and infrastructure. This solution encompasses all of the services offered by our GridWatch and GridManage products.

Outsourcing and Staff Augmentation

          Our outsourcing solutions assist our customers in the management of their IT environment by augmenting their staff and operations with personnel as well as methodologies and technologies that are based on industry best practices. We assist with the design, implementation and management of new IT environments, or leverage an existing environment to unlock value and enhance business performance. Our flexible solutions are provided as full or partial outsourcing engagements as well as overflow support for existing service operations.

Financing Solutions

          We offer various financing alternatives to our customers for the financing of both equipment purchases and complete service solutions (GridComplete). Our financing alternatives offer the customer a more flexible approach to purchasing equipment. When a customer purchases a managed solution (long-term service contract), it is common to incorporate the hardware cost into the monthly recurring payment from the customer and to finance a complete solution with one monthly payment/operating expense for the customer. The financing alternatives offered to a customer typically include alternatives for direct financing by our company and by third-party financing sources. The decision of internal or external financing is largely dependent on the size of the transaction, as well as the creditworthiness and size of the customer.

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

          At March 23, 2006, our direct sales force consisted of 55 sales people. Sales and marketing personnel are located at our offices in Broomfield, Colorado; Phoenix, Arizona; San Ramon, Los Angeles and San Diego, California; Boise, Idaho; Chicago, Illinois; Mount Laurel, New Jersey; Beaverton, Oregon; Dallas, Texas and Kirkland, Washington. Sales and marketing personnel are also located at our international sales and support offices in the United Kingdom, France and Hong Kong. We conduct comprehensive marketing programs that include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs.

          We obtain sales leads through cold calling, existing relationships, advertising, seminars, trade shows and relationships with industry consultants. A typical sales cycle begins with the generation of a sales lead or the receipt of a request for proposal (“RFP”) from a prospective customer or his representative. After qualification of the sales lead and analysis of the prospective customer’s requirements, a quote or a formal proposal in response to the RFP is prepared. The proposal generally describes how our products and services are expected to meet the RFP requirements and associated costs. Product demonstrations may be conducted at the prospective customer’s facilities. Site visits to existing installations of our products are also encouraged by our sales staff. While the sales cycle varies substantially from customer to customer, it typically ranges from three to eight months.

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

          Our indirect channel partners are located in North America and South America, Europe, Australia, Asia and the Pacific Rim. Indirect sales channels lend themselves more to the sale of our products and services to the broadcast, media and entertainment industry than in our other markets. The supply chain for digital media workflow conversion includes a wide range of providers of hardware, software and services. Storage hardware, video server and other component manufacturers, automation and asset management vendors and broadcast systems integrators all exercise influence in the final selection of components chosen in the final integrated solution.

          We have co-marketing relationships with national and regional distribution partners to drive regional and local market penetration, and market-specific regional marketing partners to drive vertical market penetration. Manufacturers and distributors make available to us certain funds for marketing expenses through various programs. These programs include direct mail, lead generation, advertising, event marketing, brand awareness and sales solutions. Manufacturing rebates are also applied to fund a significant portion of our marketing expenses. Our businesses earn marketing coop funds based on a percentage of product sales and associated volumes. In addition to a percentage of total sales volume, manufacturers also provide special rebate programs. These co-op funds are managed to support our marketing activities, including, but not limited to, marketing communications, training, certification, advertising, events, branding and lead generation programs.

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

          Developing new technology, products and services is complex and involves uncertainties. There can be no assurance that our development efforts will be successful. For the years ended December 31, 2005 and December 31, 2004, we incurred total costs, of which a portion was capitalized and the remainder was expensed, related to research and development activities totaling $1,085,547 and $1,337,180, respectively. See Note 3 to Notes to Consolidated Financial Statements. On a pro forma basis for 2004, assuming the acquisitions of MSI, PWI and Incentra of California had occurred on January 1, 2004, we incurred total costs, of which a portion was capitalized and the remainder was expensed, related to research and development activities amounting to $1,909,373.

Patents, Trademarks and Licenses

          We regard our technology as proprietary and will attempt to protect our technology through patents, copyrights, trade secret laws, restrictions on disclosure and other methods. We currently hold one patent (#6,947,598), which we were awarded on September 20, 2005, covering key “methods and apparatus” that are critical to the archive management function within global broadcast facilities. This patent allows us to protect the valuable intellectual property that Front Porch has developed within DIVArchive. We believe that, because of the rapid pace of technological change in the data storage industry, patent and copyright protection are beneficial to the competitive position of our products and services. We continue to pursue patent protection around advanced developments in DIVArchive and in our GridWorks storage management software platform.

          We generally sell our products to our customers under a non-transferable perpetual license. We generally license our products solely for the customer’s internal operations and only at a designated site. We also make available multi-site licenses and enterprise licenses. Domestic multi-site licenses are discounted from the first license fee for the second site and beyond. Enterprise licenses are structured as a one-time fee with unlimited usage, plus an additional fee as additional sites are installed with the software. Discounts are generally applied for multi-site licenses. International license fees tend to be slightly higher and are structured by region.

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

Competition

          The markets for our products and services are becoming increasingly competitive. We believe our ability to compete depends on a number of factors, both within and outside of our control. These factors include, among others, the functionality, price and performance our products and services relative to our competitors’ offerings, customer satisfaction and customer support capabilities, the breadth of product lines and support services, the strength of our sales force and channel partnership relationships and general economic and business conditions. We expect additional companies to begin offering products and services similar to those we offer. Many of these companies have significantly greater financial resources than we do.

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

          We believe the primary competitors for our data protection solutions and complete solutions to enterprises include Arsenal Digital, Electonic Data Systems (“EDS”) and IBM Global Services (“IBM”). However, EDS and IBM primarily deliver solutions from a total IT outsourcing and management solution perspective and do not focus on the storage layer as a core competency. In addition, these competitors often do not meet mid-tier enterprise budget constraints. We also compete with systems integrators such as Datalink Corporation, SANZ, Inc., Midrange Computer Solutions, Inc. (MCSI) and Foresyth Technologies, Inc.

Employees

          As of March 23, 2006, we employed 168 persons on a full-time basis, of which 11 were executive management, 27 were in finance and administration, 55 were in sales and marketing, 48 were in engineering/delivery and software development and 27 were in customer service and support.

          None of our employees is subject to a collective bargaining agreement and we are not aware of any efforts to unionize any employees. We believe our labor relations are good.

Development of Business

          We were incorporated in the State of Nevada on April 27, 1995 under the name “Landmark Leasing, Corp.” During the period from our formation to May 2, 2000, we generated no significant revenues, and accumulated no significant assets, as we attempted to develop various business opportunities. On May 2, 2000, we acquired 100% of the outstanding equity securities of Front Porch Digital, Inc., a Delaware corporation formed in February 2000 (“Front Porch”). This transaction is commonly referred to as a “reverse acquisition” in which all of the capital stock of Front Porch was effectively exchanged for a controlling interest in our company, which was a publicly-held “shell” corporation. In connection with that transaction, we changed our name to Front Porch Digital, Inc.

          In August 2002, we acquired from ManagedStorage International, Inc., a Delaware corporation (“MSI”), the DIVArchive operations of MSI located in Toulouse, France. In connection with this acquisition, we acquired intellectual property, fixed assets and substantially all of the personnel of this business.

          In April 2003, we sold to Eastman Kodak Company (“Kodak”) the Company’s intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak offered employment to substantially all of our personnel associated with the transferred assets and assumed certain software support obligations to our existing DIVArchive customers in the medical industry.

          On August 18, 2004, we acquired all of the outstanding capital stock of MSI (the “Acquisition”). The Acquisition was accounted for as a reverse merger, as more fully described in Note 4(c) to the Consolidated Financial Statements in Item 7, and MSI was deemed to be the acquirer for accounting purposes. We changed our name on October 25, 2004 to Incentra Solutions, Inc.

          As a result of the acquisition, the consolidated financial statements presented herein include the financial statements of MSI for all periods prior to August 18, 2004 and the financial statements of the consolidated companies from the date of the Acquisition forward. In addition, we are disclosing pro forma financial information, which reflects the consolidated financial statements of both MSI and Front Porch prior to the Acquisition as if the Acquisition occurred at the beginning of the periods presented.

          On February 18, 2005, we acquired all of the outstanding capital stock of Incentra of CA (formerly Star Solutions of Delaware, Inc.), a privately-held company. In connection with this acquisition, we acquired all assets and liabilities of the business, primarily cash and accounts receivable/payable, and substantially all of the personnel (45) of this business.

          On March 30, 2005, we acquired all of the outstanding capital stock of PWI, a privately-held company. In connection with this acquisition, we acquired all assets and liabilities of the business, primarily accounts receivable/ payable, and substantially all of the personnel (33) of this business.

ITEM 2.	DESCRIPTION OF PROPERTY

          Our executive offices and certain administrative functions are located in Boulder, Colorado, where we lease approximately 5,000 square feet of office space under a month-to-month arrangement. We lease approximately 4,000 square feet of office space in Mount Laurel, New Jersey through September 2006. The New Jersey site houses our research and software development resources, our development/testing/staging laboratory facilities, and certain information management systems for domestic operations of our Front Porch business. International operations of the Front Porch business are located in 410 square meters of office and production space in Toulouse, France under a lease that expires in 2014 and 150 square meters of office space in Annecy, France.

          We lease approximately 10,700 square feet of office space in Broomfield, Colorado through September 2007. The Broomfield site houses our software development resources, engineering, managed storage and monitoring operations center, information management systems and administrative functions. We lease a total of approximately 17,000 square feet of office space in Kirkland, Washington; Beaverton, Oregon; and San Diego, California through March, 2008, which also house our sales, operations and administrative functions. We also have sales offices and operating locations in San Ramon, California, Geneva, Switzerland and London, England.

          At December 31, 2005, aggregate lease payments under the Mount Laurel, New Jersey, Broomfield, Colorado, Kirkland, Washington, Beaverton, Oregon, San Diego, California, San Ramon, California, Annecy, France and Toulouse, France leases through the end of the lease terms were as follows:

Mount Laurel, New Jersey	$41,571
Broomfield, Colorado	275,604
Kirkland, Washington	298,370
Beaverton, Oregon	51,842
San Diego, California	214,685
San Ramon, California	53,346
Annecy, France	186,496
Toulouse, France	659,351

Total	$1,781,265

          We believe our current facilities are adequate for our existing operations and that all of our properties are adequately covered by insurance.

ITEM 3.	LEGAL PROCEEDINGS

Star Note Default

          We are engaged in an arbitration proceeding, which is scheduled to begin on April 4, 2006, to resolve a dispute with one of our creditors that, if resolved unfavorably, would have a material adverse affect on our liquidity and financial condition. In connection with our acquisition of STAR (now known as Incentra of CA) in February 2005, we issued to Alfred Curmi, the principal stockholder of STAR, a promissory note (the “STAR Note”) in the principal amount of $2.5 million that is payable in ten installments and matures on August 1, 2007. On August 1, 2005, we elected to cease making payments to Mr. Curmi due under the STAR Note after we identified significant required post-closing adjustments to the purchase price for the assets of STAR and, consequently, the principal amount of the STAR Note. On August 16, 2005, we received a demand for arbitration from legal counsel to Mr. Curmi. As of December 31, 2005, we have reclassified the balance of $2.4 million on the STAR Note to current liabilities due to the default and the possibility that the arbitrator may rule in favor of Mr. Curmi in such proceeding. While management does not believe the debt will be paid within one year of the balance sheet date, the reclassification on the balance sheet was made as the debt is now callable. We do not have the cash available to pay such amount and, in such event, we would require additional financing to meet our obligation. There can be no assurance that we would be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment. The event of default on the STAR Note created an event of default of certain provisions of our various promissory notes with Laurus. See Note 9(A) to the Notes to Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is currently quoted on the OTC Bulletin Board under the symbol “ICEN”. The following table sets forth the high and low bid prices for our common stock for each fiscal quarter within our last two fiscal years, as reported by the National Quotation Bureau. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. Prices for periods prior to June 9, 2005 have been adjusted to reflect a ten-for-one reverse split of our common stock effective on that date.

	High Bid	Low Bid

Year ended December 31, 2004
First Quarter	$11.25	$1.20
Second Quarter	8.60	3.20
Third Quarter	3.90	1.60
Fourth Quarter	3.50	2.00

Year ended December 31, 2005
First Quarter	$3.10	$1.61
Second Quarter	2.80	0.51
Third Quarter	2.00	0.90
Fourth Quarter	1.90	0.85

Holders

          At March 23, 2006, there were approximately 350 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Securities Authorized for Issuance Under Equity Compensation Plans

          As of December 31, 2005, the following equity compensation plans were in effect:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	-0-	N/A	-0-

Equity compensation plans not approved by security holders:
2000 Equity Incentive Plan (a)	2,217,016	$2.92	45,484
MSI 2000 Stock Option Plan (b)	216,536	$0.43	-0-

Total	2,433,552	$2.70	45,484

          (a) Total number of securities remaining available for future issuance includes 2,262,500 shares for issuance under our 2000 Equity Incentive Plan, less options outstanding.

          (b) Represents options to purchase unregistered shares of our common stock pursuant to grants under the MSI 2000 Stock Option and Grant Plan. There will be no additional grants under such plan.

          Our equity incentive plans are more fully described in Part III herein and in Note 11 to Notes to Consolidated Financial Statements.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

          Our significant accounting policies are described in Note 3 to the Consolidated Financial Statements. Some of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes our most important accounting policies include revenue recognition, software development costs, stock-based compensation, accounting for obligations and instruments potentially settled in shares of our common stock, impairment of long-lived assets, and concentrations of risk related to customers.

Revenue Recognition

          Given our diverse product and sales mix, as well as the complexities and estimates involved in measuring and determining revenue in accordance with generally accepted accounting principles, our accounting for revenue is crucial to the proper periodic reporting of revenue and deferred revenue.

          We license software under license agreements and provide professional services, including training, installation, consulting and maintenance. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is reasonably assured, and no significant vendor obligations remain.

          We recognize revenue under the completed contract method of accounting as prescribed by American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 in connection with an arrangement to deliver software or a software system requiring significant production, modification or customization of software. We recognize revenue when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the fee is fixed or determinable, and collection is reasonably assured.

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

          We sell computer equipment and software purchased from third parties to customers as part of an integrated solution and on a stand-alone basis. Hardware sales are recognized when the hardware is received by the customer.

          We recognize fees for maintenance agreements ratably over the terms of the agreements. Maintenance is generally billed in advance resulting in deferred revenues.

          We provide hardware and software-related professional services. Services are generally provided on a time and materials basis and revenue is recognized as the services are provided.

Software Development Costs

          As expenditures for software development are expected to increase, the capture and measurement, as well as proper capitalization and amortization of these costs, is a key focus of management. The proper matching of these costs with the related revenue impacts the proper periodic reporting of earnings. We capitalize costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product is available for general release to customers, capitalization is ceased, and all previously capitalized costs are amortized over the remaining estimated economic useful life of the product, not to exceed to three years.

Stock-Based Compensation

          Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.

          We have elected to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment”, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123(R) will be effective for us for our filing on Form 10-QSB for the first quarter of 2006. We have evaluated the provisions of this standard, and we expect that the implementation of this standard will have a material impact on our financial position and results of operations.

Accounting for Obligations and Instruments Potentially Settled in the Company’s Common Stock

          We account for obligations and instruments potentially to be settled in our stock in accordance with Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock”. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock.

          Under EITF No. 00-19 contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, we report changes in fair value in earnings and disclose these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

Impairment of Long-Lived Assets

          Long-lived, tangible and intangible assets that do not have indefinite lives, such as fixed assets and intellectual property, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As a result of the acquisitions in 2004 and 2005, we have approximately $13.7 million in intangible assets. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of such assets and their eventual disposition. Measurement of an impairment loss for such long-lived assets is based on the fair value of the assets.

          Goodwill is not amortized and is subject to write downs charged to results of operations only when its carrying amounts is determined to be more than its estimated fair value based upon impairment tests that are required to be made annually or more frequently under certain circumstances. Fair values are determined based on models that incorporate estimates of future probability and cash flows. As a result of the 2005 acquisitions, we have approximately $5.9 million in goodwill after recording an impairment loss of $4.2 million as discussed in Note 4 to the Notes to Consolidated Financial Statements.

          In connection with preparing the December 31, 2005, consolidated financial statements, we determined that an error was made in accounting for goodwill recognized in connection with business acquisitions that occurred in the first quarter of 2005. As a result of the error, goodwill was overstated by approximately $4.5 million and shareholders’ deficit was understated by the same amount at March 31, June 30, and September 30, 2005. There was no effect on the Company’s consolidated statements of operations for the year ended December 31, 2005 or for any quarter of 2005 as a result of this error. The error was corrected in the fourth quarter of 2005 by decreasing goodwill and increasing shareholders’ deficit by $4.5 million.

Concentration of Risk – Customers and Geographic

The following is a breakdown of our revenues and long lived assets by geographic area* (in thousands):

Year Ended December 31, 2005	North America	Europe/Asia	Total

Revenues	$37,420	$13,412	$50,832

Long-lived assets, net	1,625	605	2,230

Year Ended December 31, 2004

Revenues	8,575	4,710	13,285

Long-lived assets, net	1,779	674	2,453

*The geographic breakout by country is not practical to obtain.
Long-lived assets includes Property, Plant and Equipment

          During 2005, one customer represented 16% of revenues. During 2004, revenues from two customers, each exceeding 10% of total revenues, aggregated 13% and 11%, respectively.

General

Business Outlook

          The following discussion of financial results is based on actual results for the years ended December 31, 2005 and December 31, 2004. For the year ended December 31, 2005, revenues increased 283% to $50.8 million from $13.3 million for the comparable prior year period. The significant growth in revenue was a result of the added sales of products and services from two acquisitions completed in early 2005 and a full year for our Front Porch operations in 2005. Sales and deliveries of our proprietary DIVArchive solution and related professional services also increased in 2005. In addition, the revenue base created by our proprietary GridWorks OSS solution provides a monthly recurring revenue stream that adds stability and predictability in revenue, as well as a significant growth opportunity through the expansion of services to existing customers, the continued increase in the amount of data under protection, and new enterprise and service provider customer opportunities.

          During the year ended December 31, 2005, we completed two strategic acquisitions that allowed us to become a more complete solutions provider of IT infrastructure products and services. One of the major benefits from adding the IT solutions providers was our ability to leverage the existing capabilities of the MSI business which enables us to offer additional professional services, managed service solutions, and first call maintenance support on many of the products sold. The introduction of additional value-added services allows us to achieve higher gross margins than we realize by selling hardware and software alone. Prior to providing the capabilities of first call maintenance, maintenance was sold along side other products. All revenues and costs were recognized upon recording the sale. By creating the ability to provide first call maintenance support, we now are providing a service to the customer over time, and therefore the revenues and the costs are ratably recognized over the service period. The overall margin is enhanced as well. On the broadcast side of the business, we continued to sell and deliver fully integrated digital archives and storage infrastructure to customers throughout the world.

          We continue to invest in the development of our software in digital archiving, data storage and infrastructure areas. During the year ended December 31, 2005, we invested approximately $1.6 million in software development and approximately $1.1 million for data storage infrastructure. As we continue to grow, we will need to sustain and possibly increase the investment of capital into our software technologies, GridWorks and DIVArchive, to ensure they maintain their competitive advantage and to further enhance their interoperability and feature sets.

          For the year ended December 31, 2005, our loss from operations was $12.0 million, as compared to a loss of $7.7 million for the comparable prior year period. In 2005, we recorded a goodwill impairment loss related to the acquisition of Incentra of CA amounting to $4.2 million as compared to an impairment loss of $0.2 million related to an earlier acquisition in the prior year. For the year ended December 31, 2005, we incurred an EBITDA loss of $1.8 million compared to an EBITDA loss of $3.5 million for the comparable prior year period. Excluding the impact on EBITDA of non-cash stock option compensation expense, amortization of referral fees and merger costs, the adjusted EBITDA loss was $1.2 million in 2005 and $1.5 million in 2004.1

1

EBITDA is defined as earnings before interest, taxes, depreciation and amortization and cumulative effect of changes in accounting principles. Although EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (GAAP), we believe the use of the non-GAAP financial measure EBITDA enhances an overall understanding of our past financial performance and is a widely used measure of operating performance in practice. In addition, we believe the use of EBITDA provides useful information to the investor because EBITDA excludes significant non-cash interest and amortization charges related to our past financings and acquisitions that, when excluded, we believe produces more meaningful operating information. EBITDA also excludes depreciation and amortization expenses, which are significant when compared to such levels prior to the acquisition of MSI. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure net loss before deemed dividends and accretion on preferred stock is set forth below.

EBITDA Reconciliation

	For the years ending December 31,
	2005	2004

	All amounts in (000’s)
Net loss before deemed dividends and accretion on preferred stock	$(14,226)	$(10,438)
Depreciation and amortization	5,424	3,974
Loss on impairment of goodwill	4,151	198
Taxes	469	400
Interest (cash portion)	768	181
Interest (non-cash portion)	1,623	2,226

EBITDA	1,791	(3,459)
Non-cash stock based compensation	521	392
Merger costs	—	1,275
Referral fees	72	288

EBITDA, as adjusted	$(1,198)	$(1,504)

          We continue to leverage our unique intellectual property by taking advantage of our position as a leading provider of archive software solutions. During 2005, we expanded our product and service offerings, positioning us as a provider of a wide range of services and products to the broadcast and media markets and further solidifying our leading market position. Revenues from the broadcast and media markets grew by over 40% on a pro forma basis due to sales to existing and new customers, from strong growth of DIVArchive software revenues, and by offering complete archive solutions, including storage hardware and software, servers and peripheral devices, as well as first call support services. We increased our volume of products available for resale to the customers both directly and through existing channel partners. We increased our expenditures for sales and marketing initiatives to meet an increasing volume of digital archive implementations worldwide. We introduced the sales of managed services along with our sales of storage products and professional services directly to enterprise customers.

          The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations—Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

          Our Independent Registered Public Accounting Firm’s report on our consolidated financial statements as of December 31, 2005, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes factors that raise substantial doubt about our ability to continue as a growing concern.

          Revenue. Total revenue for the year ended December 31, 2005 increased $37.5 million, or 283%, to $50.8 million compared to total revenue of $13.3 million for the year ended December 31, 2004. Revenue from the sale of our products increased to $37.6 million compared to revenue of $5.2 million for the comparable prior year period. This increase was attributable to:(1) the additional revenues resulting from the acquisitions of Incentra of CA and PWI, (2) increased orders for our software and related products, consisting primarily of sales of our DIVArchive solutions, (3) revenues resulting from the conclusion of the results of operations of Front Porch for the full year 2005 and (4) sales of hardware as part of complete archive solutions. Revenue from delivery of our services increased $5.1 million, or 63%, to $13.2 million compared to $8.1 million for the comparable prior year period. The increase in service revenue was the result of the additional revenues resulting from the professional services provided by Incentra of CA and PWI to its customers, as well as the introduction of first call maintenance services by these businesses. Pro forma revenue for the year ended December 31, 2005 increased to $61.3 million compared to $56.5 million in the previous year. The increase was due to the increased revenue from PWI and the broadcast division, which was offset in part by the decline in the revenues of Incentra of CA and MSI.

          For the year ended December 31, 2005, a significant portion of our revenues was derived from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe, Asia and the Pacific Rim amounted to $13.4 million, or 26% of total revenue, while revenues from customers located in North America totaled $37.4 million, or 74% of total revenue. For the year ended December 31, 2004, our revenues from customers located in Europe and Asia amounted to $4.7 million, or 35% of total revenue, while revenues from customers located in North America totaled $8.6 million, or 65% of total revenue.

          Gross Margin. Total gross margin for the year ended December 31, 2005 increased $10.3 million to $16.3 million, or 32% of total revenue, as compared to gross margin of $6.0 million, or 45% of total revenue, for the comparable prior year period. The decrease in margin percentage was due to the introduction of third-party product sales from the two acquisitions in 2005. Product gross margin for the year ended December 31, 2005 totaled $12.2 million, or 32% of product revenue. Service gross margin for the year ended December 31, 2005 totaled $4.2 million, or 32% of service revenue. The decrease in the margin percentage in product revenue was due to the introduction of third-party products offered by the new acquisitions compared to the heavier percentage of the DIVArchive products in the prior year. On a pro forma basis, the gross margin for the year ended December 31, 2005 was $17.9 million compared to $16.8 million in the comparable prior year period. The increase of $1.1 million was net of a decrease of $1.2 million in gross margin from Incentra of CA.

          Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2005 increased by approximately $10.2 million to $20.5 million from $10.3 million for the comparable prior year period. SG&A expenses for the year ended December 31, 2005 included $14.5 million in salaries and related benefits for employees not directly related to the production of revenue, $2.6 million in general office expenses, $1.6 million in professional fees, $1.1 million for travel-related costs, $1.1 million in facilities costs, $0.1 million in bad debt expense and $0.1 million in research and development costs. SG&A expenses of $10.3 million for the prior year ending December 31, 2004 included $5.9 million in salaries and related benefits for employees not directly related to the production of revenue, $1.7 million in general office expenses, $0.9 million in professional fees, $0.8 million in travel related costs, $0.6 million of facilities costs and $0.2 million of bad debt expense. The increase in SG&A expenses during the year ended December 31, 2005 was a direct result of the inclusion of the SG&A expenses for a full year of Front Porch and the inclusion of SG&A expenses relating to the Incentra of CA and PWI businesses from the dates of the acquisitions forward. On a pro forma basis, SG&A expenses were $21.8 million for the year ending December 31, 2005 compared to $20.4 million for the comparable prior year period, a slight increase.

          Merger Costs. Merger costs of $1.3 million in 2004 consisted of costs incurred in the acquisition of Front Porch. These costs consisted of $0.8 million in compensation expense related to the accelerated vesting of stock options, $0.4 million in professional fees for legal, banking and accounting services, and $0.1 million of severance-related costs due to reductions in staffing as result of the acquisition. There were no significant merger-related costs in 2005.

          Depreciation and Amortization. Amortization expense consists of amortization of intellectual property, capitalized research and development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was approximately $5.4 million and $4.0 million for the years ended December 31, 2005 and 2004, respectively, of which $1.1 million and $2.0 million respectively was included in cost of revenue. The increase of $1.4 million was primarily the result of the increase in amortization associated with the Front Porch intangible assets.

          Operating Loss. During the year ended December 31, 2005, we incurred a loss from operations of $12.0 million as compared to a loss from operations of $7.7 million for the year ended December 31, 2004. The increase in the loss for 2005 is due to a loss for impairment of the goodwill related to the acquisition of Incentra of CA of $4.2 million. Included in the operating loss for the year ended December 31, 2004 was $1.3 million of costs related to the acquisition of Front Porch. On a pro forma basis, the net operating loss for the year ended December 31, 2005 was $11.9 million compared to $8.9 million for the comparable prior year period. This increase was due to the impairment loss being offset in part by improved performance.

          Interest Expense. Interest expense was $2.4 million for the year ended December 31, 2005 compared to $2.4 million for the year ended December 31, 2004. Interest expense during 2005 included cash interest costs of $0.8 million on notes payable and capital leases and non-cash interest charges of $1.6 million, consisting of $0.7 million related to amortization of debt discounts, $0.3 million related to warrants, $0.2 million related to the beneficial conversion feature of the Laurus note, and $0.4 million related to amortization of financing costs. Interest expense during 2004 included cash interest costs of $0.2 million on notes payable and capital leases and non-cash interest charges of $2.2 million, consisting of $1.7 million of interest on MSI’s previously outstanding Series C preferred stock, $0.2 million related to amortization of debt discounts, $0.2 million related to warrants, and $0.1 million related to amortization of financing costs.

          Other Income and Expense. Other income of $0.7 million for 2005 included $0.2 million of income from the sale of New Jersey state net operating losses from prior years and $0.4 million related to a gain on the adjustment to the valuation of warrants classified as liabilities. Other income of $0.4 million for 2004 included $0.3 million of income for the sale of New Jersey state net operating losses from prior years and $0.1 million for investment income and gains from the sale of fixed assets.

          Foreign Currency Translation and Transactions. As discussed above, we conduct business in various countries outside the United States in which the functional currency of the country is not the U. S. dollar. As a result, we have foreign currency exchange translation exposure as the results of these foreign operations are translated into U.S. dollars in our consolidated financial statements. For the year ended December 31, 2005, we reported an accumulated translation loss of $103,235 as a component of accumulated other comprehensive loss. We are also subject to foreign exchange transaction exposure because we provide for intercompany funding between the U.S. and international operations, when we and/or our French subsidiary transacts business in a currency other than our own functional currency. The effect of exchange rate fluctuations in remeasuring foreign currency transactions for the years ended December 31, 2005 and 2004 was a loss of $43,209 and $24,756, respectively. In June 2004, we entered into two forward contracts, one of which expired on December 7, 2004 and the other on April 1, 2005. We recorded a $59,900 realized gain on these contracts as of December 31, 2005 which represented the change in the fair value of the foreign currency forward contract related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness. We recorded a realized loss of $144,086 and an unrealized loss of $134,500 on these contracts as of December 31, 2004.

          Income Tax Expense. We incurred income tax expense for the years ended December 31, 2005 and 2004 of $0.5 million and $0.4 million, respectively. This charge represented non-cash deferred income tax expense related to our French subsidiary, Front Porch Digital International, S.A.S. The income taxes were incurred during the period from the date of the MSI acquisition through December 31, 2005 and represented the utilization of the subsidiary’s deferred tax assets (net operating losses) during that period, which was recorded as a deferred tax asset as part of the allocation of the purchase price of the subsidiary.

          Net Loss Applicable to Common Stockholders. During the year ended December 31, 2005, we incurred a net loss applicable to common stockholders of $16.8 million as compared to a net loss applicable to common stockholders of $11.8 million for the year ended December 31, 2004. Included in the net loss for the year ended December 31, 2004 was $1.3 million of costs related to the merger with Front Porch. The increase in net loss for the year ended December 31, 2005 was primarily due to the $4.2 million impairment loss related to Incentra of CA, additional amortization of $1.5 million and the net increase of the accretion and dividends on preferred stock of $1.3 million.

Liquidity and Capital Resources

          At December 31, 2005, we had $1.1 million of cash and cash equivalents. Issuance of convertible debt and equity securities and access to revolving lines of credit have been the principal sources of liquidity for us.

          On May 13, 2004, we consummated a private placement pursuant to which we issued to Laurus Master Fund Ltd (“Laurus”) a secured convertible term note due May 13, 2007 in the principal amount of $5.0 million (the “2004 Note”), and a common stock purchase warrant entitling the noteholder to purchase 4,435,500 shares of our common stock. Subsequent to that date, the note and other terms related to the indebtedness have been amended on several occasions.

           On February 6, 2006 we entered into an Amendment and Deferral Agreement (the “Amendment and Deferral Agreement”) with Laurus amending the 2004 Note. Pursuant to the Amendment and Deferral Agreement, the monthly principal amount due Laurus under the 2004 Note for each of January, February, March, April, May and June 2006, equal to an aggregate of $952,495, is deferred until May 13, 2007.

          On February 18, 2005, Incentra of CA obtained a revolving line of credit from Wells Fargo Bank, N.A. that provided for borrowings, from time to time until March 1, 2007, of up to $5,000,000. This note was repaid in full on July 5, 2005 in connection with the financing discussed below.

          On June 30, 2005, we entered into a Security Agreement with Laurus pursuant to which Laurus provided us with a $9 million revolving, convertible credit facility (the “2005 Facility”). The term of the 2005 Facility was three years. In connection with the 2005 Facility, we executed in favor of Laurus a $9 million secured revolving note

(the “Revolver Note”). Borrowings under the 2005 Facility accrue interest at a rate per annum equal to the “prime rate” (as published in The Wall Street Journal) plus 1%, which was subject to reduction if the market price of our common stock exceeded certain designated thresholds. Pursuant to the 2005 Facility, the minimum initial amount available to us, until December 31, 2005, was $6.0 million. Thereafter, the maximum principal amount of all borrowings under the 2005 Facility could not exceed 90% of the combined eligible accounts receivable of PWI and Incentra of CA. At December 31, 2005, the outstanding principal balance on the 2005 Facility was $5.5 million, net of debt discount of $0.5 million. At December 31, 2005, our accounts receivable did not meet the 90% threshold.

          The outstanding principal amount of the revolver note was paid off on February 6, 2006 in connection with our execution of a new security agreement with Laurus pursuant to which Laurus provided us a non-convertible revolving credit facility of up to $10 million (the “2006 Facility”). The term of the 2006 Facility is three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus 1% subject to a floor of seven percent (7%). In connection with the 2006 Facility, we executed in favor of Laurus a secured non-convertible revolving note in the principal amount of $10 million (the “2006 Revolver Note”). Interest on borrowings under the 2006 Revolver Note is payable monthly on the first day of each month during the term of the 2006 Revolver Note, commencing on March 1, 2006. All outstanding principal amounts are due and payable on February 6, 2009. The minimum amount available to us until April 30, 2006 is $6.5 million. Thereafter, the maximum principal amount outstanding under the 2006 Revolver Note cannot exceed 90% of the combined eligible accounts receivable of all our U.S. subsidiaries.

          On March 31, 2006, we consummated a private placement pursuant to which we issued a secured term note due May 31, 2009 in the principal amount of $1,500,000 (the “2006 Term Note”) and a secured convertible term note due May 31, 2009 in the principal amount of $1,750,000 (the “2006 Convertible Note”). In connection with the issuance of the 2006 Term Note and 2006 Convertible Note, we issued a common stock purchase warrant entitling Laurus to purchase 417,857 shares of common stock (the “2006 Warrant”) at $0.001 per share. The funding under the 2006 Term note and the 2006 Convertible Note is contingent upon meeting certain closing conditions which must be satisfied on or before April 21, 2006. In the event that such conditions are not satisfied on or before that date, the private placement will terminate and no funding will occur.

          As of December 31, 2005, we had current assets of $13.0 million. These assets were primarily derived from our operations in 2005 and from our acquisitions of Incentra of CA and PWI. Long-term assets of $24.9 million consisted of $13.7 million of intangible assets acquired during the transactions with MSI, Incentra of CA and PWI, $5.9 million of goodwill acquired during the Incentra of CA and PWI transactions, $2.2 million of property and equipment, $2.1 million of software development costs and $1.0 million of other assets, which consisted of $0.8 million of deferred financing costs, $0.1 million of restricted cash and $0.1 million of deposits, prepaid expenses and other receivables.

          Current liabilities of $26.1 million at December 31, 2005 consisted of $7.8 million of accounts payable; $1.9 million of deferred revenue, which consisted of billings in excess of revenue recognized, deposits and progress payments received on engagements currently in progress; $5.3 million of accrued expenses; and $11.1 million of current portion of notes payable, other long term obligations, and capital leases.

          Our working capital deficit was $13.0 million as of December 31, 2005, which included $5.5 million under a line of credit, net of debt discount of $0.5 million. Also included in the deficit is $1.3 million attributable to the reclassification of the promissory note issued to a former owner of an acquired company to current liabilities due to a default on such note and subsequent arbitration proceeding, as described in Note 16 in the Notes to Consolidated Financial Statements and an additional $1.5 million due to cross-default provisions in other long-term indebtedness (see Note 9(A) in the Notes to Consolidated Financial Statements). With the exclusion of these items, the working capital deficit is $4.7 million.

          We used net cash of $1.5 million in operating activities during the year ended December 31, 2005 primarily as a result of the net loss incurred during the periods. We used net cash of $1.1 million in investing activities during the year ended December 31, 2005, of which $1.7 million represented cash acquired from the acquisitions. This was offset in part by $2.7 million used primarily to purchase or develop computer software and equipment. Financing activities provided net cash of $0.7 million during the year ended December 31, 2005 primarily from a new line of credit which provided $1.3 million in net new borrowings, offset by repayment of capital leases, long-term obligations and notes payable.

          We are still in the early stages of executing our business strategy. Two acquisitions were completed in 2005. We expect to pursue additional acquisition opportunities during the next 12 months. Although we are achieving success in the deployment of our marketing strategy for the sale and delivery of our DIVArchive and other software solutions, continuation of this success is contingent upon several factors, including the availability of cash resources, the prices of our products and services relative to those of our competitors, and general economic and business conditions, among others.

          We expect anticipated cash flow from operations combined with our cash and cash equivalents at April 1, 2006 will be sufficient to operate through March 31, 2007. However, there can be no assurance that we will not need to access the capital markets for additional financing to fund our organic growth and subsequent acquisitions and that sufficient capital will be available upon acceptable terms.

          During 2005, we continued to have success in deploying our marketing strategy for the sale and delivery of our DIVArchive software solutions. Our revenue backlog at December 31, 2005 was $2.4 million compared to $1.7 million at December 31, 2004.

          Our actual financial results may differ materially from the stated plan of operations. Factors, which may cause a change from our plan of operation, vary, but include, without limitation, decisions of our management and board of directors not to pursue the stated plan of operations based on its reassessment of the plan and general economic conditions. Additionally, there can be no assurance that our business will generate cash flows at or above current levels. Accordingly, we may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

          We expect capital expenditures to be approximately $3.5 million during the 12-month period ended December 31, 2006. It is expected that our principal uses of cash will be for working capital, to finance capital expenditures and for other general corporate purposes, including financing the expansion of our business and implementation of our sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to us.

Going Concern and Management’s Plans

          Our consolidated financial statements as of December 31, 2005 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business.

          We are currently engaged in an arbitration proceeding to resolve a dispute with one of our creditors that, if resolved unfavorably, would have a material adverse affect on our liquidity and financial condition. In connection with our acquisition of Incentra of CA in February of 2005, we issued the former owner of STAR a promissory note in the principal amount of $2,500,000 (the “STAR Note”). On August 1, 2005 we elected to cease making payments on the STAR Note which created an event of default. On August 16, 2005, we received a demand for arbitration from legal counsel of the former owner. In the event the dispute is not resolved in our favor, the full outstanding balance of the STAR Note could be accelerated. As a result, the entire balance of the STAR Note, which totals $2.4 million, is classified as a current liability at December 31, 2005. We do not have the cash available to pay such amount and, in such event, we would require additional financing to meet our obligation. There can be no assurance that we would be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms on terms acceptable to us. See Note 16.

          The event of default on the STAR Note created an event of default of certain provisions of debt outstanding with Laurus, our senior secured lender. As a result, the entire balance of amount owed to Laurus, which totals $8.8 million has been classified as a current liability at December 31, 2005. We believe we have a good relationship with Laurus; however, there is uncertainty regarding our ability to comply with required debt covenants in the future which places the debt in the position to be called due. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on future financial results as well as the arbitration proceeding discussed above and, should we be in breach of the covenants on the debt, our ability to restructure or otherwise amend the terms of that debt. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

          Management’s plans in regard to these matters are as follows:

          If we continue to be in default of our covenants in the future, we would, as we have in the past, seek to obtain amendments to the debt or waivers of the covenants so that we are no longer in violation.

          While we believe that we will execute our current business plan that calls for growth in the business, we will also institute various cost controls to reduce operating expenses where necessary. This includes the timely monitoring of labor and selling, general and administrative costs.

Recently Issued Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for us during the first quarter of 2006. We have evaluated the provisions of this standard, and we expect that the implementation of this standard will have material impact on our financial position and results of operations.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principles. This statement requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We do not expect this statement to have a material impact on our financial position or results of operations.

ITEM 7.	FINANCIAL STATEMENTS

          The report of our independent registered public accounting firm and our consolidated financial statements and associated notes are included in Part III, Item 13 of this report beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 8A.	CONTROLS AND PROCEDURES.

          Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act with the exception of the procedures surrounding the recording of the purchase price allocation for acquired businesses. These controls and procedures have been addressed and will be implemented on future acquisitions.

          Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

          None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT AND BOARD OF DIRECTORS

          The following sets forth the name, age and position of each of our directors and executive officers as of March 31, 2006:

Name	Age	Position(s)

Thomas P. Sweeney III	45	Chairman of the Board and Chief Executive Officer
Shawn O’Grady	43	President and Chief Operating Officer
Michael Knaisch	49	President of Front Porch Digital Division
Paul McKnight	49	Chief Financial Officer
Matthew Richman	35	Senior Vice President – Corporate Development and Treasurer
Walter Hinton	43	Chief Technology Officer
Patrick Whittingham	57	Director
James Wolfinger	49	Director
Carmen J. Scarpa	41	Director
Thomas G. Hudson	59	Director
David E. Weiss	62	Director

          All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers and directors.

          Information concerning our executive officers and directors is set forth below.

          Thomas P. Sweeney III. Mr. Sweeney has been our Chief Executive Officer since August 18, 2004, the date of our acquisition of ManagedStorage International, Inc. (“MSI”), and Chairman of our Board of Directors since August 2002. Mr. Sweeney previously served on our Board of Directors for the period November 30, 2000 through February 12, 2002. From February 2001 until August 19, 2004, Mr. Sweeney was Chief Executive Officer and Chairman of the Board of MSI. Since such date, Mr. Sweeney has also served as President and a director of MSI. Mr. Sweeney is the founder of Equity Pier LLC, a business advisory and venture capital firm, and has served as its Managing Partner since May 2000.

          Shawn O’Grady. Mr. O’Grady has been our President and Chief Operating Officer since October 2005. Prior to his employment with our company, Mr. O’Grady was employed by Siemens Business Services (“SBS”), the information technology (IT) services division of Siemens AG. From June 2004 until October 2005, Mr. O’Grady was the Senior Vice President and Business Unit General Manager, Consulting and Integration, of SBS. From October 2002 until June 2004, he served as SBS’ Senior Vice President, Business Development. From October 2000 until October 2002, Mr. O’Grady was the Senior Vice President, Regional Business Unit of SBS.

          Michael Knaisch. Mr. Knaisch has been President of our Front Porch Digital Division since August 2004. From June 2003 to August 2004, Mr. Knaisch was our Chief Executive Officer. From January 2003 to June 2003, Mr. Knaisch was our Chief Operating Officer. From October 2002 to January 2003, Mr. Knaisch provided consulting services to us. From August 1998 through September 2002, Mr. Knaisch was Senior Vice President of Global Strategic Alliances at Level 3 Communications, Inc.

          Paul McKnight. Mr. McKnight has been our Chief Financial Officer since October 2004. Mr. McKnight also served on our Board of Directors from August 2002 to November 2005. From August 2002 to January 2003, Mr. McKnight also served as our interim Chief Financial Officer. Since August 2001, Mr. McKnight has been the Chief Financial Officer of MSI. From May 2000 to August 2001, Mr. McKnight served as Chief Financial Officer of Equity Pier LLC, a business advisory and venture capital firm.

          Matthew Richman. Mr. Richman has been our Senior Vice President - Corporate Development and Treasurer since October 2004. From January 2003 to October 2004, Mr. Richman was our Chief Financial Officer and from June 2003 to October 2004, our Chief Operating Officer. From October 2002 to January 2003, Mr. Richman provided consulting services to us. From February 2001 to September 2002, Mr. Richman served as Chief Financial Officer of Advanced Data Center, Inc., a data center and managed technology services provider.

          Walter Hinton. Mr. Hinton has been our Chief Technology Officer since October 2004. Mr. Hinton was the Chief Technology Officer for MSI from March 2000 through October 2004.

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

          Carmen J. Scarpa. Mr. Scarpa has served on our Board of Directors since August 2004. Mr. Scarpa joined Tudor Ventures Group LLC (“Tudor Ventures”), a private equity firm specializing in mid- and late-stage technology and growth companies, in June 1996 and has been a partner and managing director of Tudor Ventures since January 2001.

          Thomas G. Hudson. Mr. Hudson has served on our Board of Directors since November 2005. From 1996 to June 2005, Mr. Hudson served as President, Chief Executive Officer and a director of Computer Network Technologies Corporation, a fiber switch company that was sold to McData Corporation, a storage networking solutions company, in June 2005. Since June 2005, Mr. Hudson has served as a director for McData Corporation. Since May 1999 until it was acquired by McData Corporation in 2005, he also served as its Chairman of the Board. Mr. Hudson currently serves as a director of Lawson Software, Inc., a publicly-held enterprise resource planning (ERP) software company, and Plato Learning, Inc., a publicly-held educational software company.

          David E. Weiss. Mr. Weiss has served on our Board of Directors since November 2005. From 2000 to 2005, Mr. Weiss served as a management consultant. From May 1996 until 2000, Mr. Weiss served as the Chairman, President and Chief Executive Officer of Storage Technology Corporation, a developer, manufacturer and distributor of data storage solutions for management, retrieval and protection of business information. Mr. Weiss currently serves as a director of Apogee Enterprises, Inc., a publicly-held holding company engaged in the design and development of value-added glass products, services and systems.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“10% Shareholders”), to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10% Shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

          Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and 10% Shareholders were complied with, except (i) David E. Weiss, a director, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 for options granted to him on December 14, 2005 to purchase 25,000 shares of our common stock and (ii) Thomas G. Hudson, a director, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 for options granted to him on December 14, 2005 to purchase 25,000 shares of common stock.

Code of Ethics

          We have not yet adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Management expects to implement a formal code of ethics and related control for these persons during 2006.

ITEM 10.	EXECUTIVE COMPENSATION

          The following Summary Compensation Table sets forth compensation we paid for services rendered to our Chief Executive Officer, and to our most highly compensated executive officers at December 31, 2005, other than our Chief Executive Officer (collectively, the “Named Executed Officers”).

					Long-Term Compensation

		Annual Compensation			Awards		Payouts

	Fiscal Year	Salary ($)	Bonus ($	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Thomas P. Sweeney III(1)	2005	$299,038	$75,000	$-0-	$-0-	-0-	$-0-	$12,600
Chief Executive Officer	2004	$220,192	$220,000	$-0-	$-0-	1,106,200	$-0-	$12,010
	2003	$125,000	$150,000	$-0-	$-0-	151,009	$-0-	$3,200

Michael Knaisch(2)	2005	$200,000	$162,500	$-0-	$-0-	-0-	$-0-	$11,345
Chief Executive Officer	2004	$200,000	$142,667	$-0-	$-0-	60,000	$-0-	$-0-
until August 2004	2003	$217,000	$129,000	$-0-	$-0-	75,000	$-0-	$-0-
President of Front Porch
Digital Division since
August 2004

Matthew Richman(3)	2005	$182,500	$44,063	$-0-	$-0-	-0-	$-0-	$-0-
Chief Financial Officer &	2004	$160,000	$119,133	$-0-	$-0-	42,500	$-0-	$15,000
Chief Operating Officer	2003	$168,000	$105,000	$-0-	$-0-	50,000	$-0-	$-0-
until October 2004
Sr. Vice President -
Corporate Development
and Treasurer since
October 2004

Paul McKnight(4)	2005	$209,423	$18,750	$-0-	$-0-	-0-	$-0-	$-0-
Chief Financial Officer	2004	$195,000	$25,000	$-0-	$-0-	50,000	$-0-	$-0-
since October 2004	2003	$195,000	$9,000	$-0-	$-0-	27,588	$-0-	$-0-

Walter Hinton(5)	2005	$224,423	$20,000	$-0-	$-0-	-0-	$-0-	$3,920
Chief Technical Officer	2004	$210,000	$50,000	$-0-	$-0-	70,000	$-0-	$3,920
since October 2004	2003	$210,000	$45,000	$-0-	$-0-	33,642	$-0-	$3,720

          (1) Mr. Sweeney was appointed as our Chief Executive Officer effective August 18, 2004 and has also served as our Chairman of the Board since August 2002. Prior to August 18, 2004, Mr. Sweeney served as the President and Chief Executive Officer of MSI, which we acquired on August 18, 2004. Included in the 2005 salary and bonus earned by Mr. Sweeney is $86,538 of accrued but unpaid compensation. Compensation paid to Mr. Sweeney in 2004 included salary of $93,077 paid by our company after the Acquisition and salary of $127,115 paid by MSI prior to the Acquisition. Compensation in 2003 represents compensation paid to Mr. Sweeney by MSI.

          (2) Mr. Knaisch served as our Chief Executive Officer from June 2, 2003 to August 18, 2004 (the date of our acquisition of MSI), on which date he was appointed President of our Front Porch Digital Division. Included in the 2005 salary and bonus earned by Mr. Knaisch is $83,333 of accrued but unpaid compensation. From June 1, 2003 to December 31, 2003, Mr. Knaisch was an employee of ours and received $117,000 in salary for serving as our Chief Executive Officer. From January 1, 2003 to June 2, 2003, Mr. Knaisch provided consulting services to us and received $100,000 in consulting fees and $12,000 in bonus as compensation for services provided as our Chief Operating Officer.

          (3) Mr. Richman served as our Chief Financial Officer and Treasurer from January 2003 and our Chief Operating Officer from June 2003 until October 12, 2004, on which date he was appointed Senior Vice President -Corporate Development. Included in the 2005 salary and bonus earned by Mr. Richman is $21,980 of accrued but unpaid compensation. From June 1, 2003 to December 31, 2003, Mr. Richman was an employee of ours and received $93,000 in salary for serving in the capacities described above. From January 1, 2003 to May 31, 2003, Mr. Richman provided consulting services to us and received $75,000 in consulting fees and $12,000 in bonus as compensation for services provided as our Chief Financial Officer.

          (4) Mr. McKnight was appointed our Chief Financial Officer on October 12, 2004. Prior to August 18, 2004 (the date of our acquisition of MSI), Mr. McKnight served as the Chief Financial Officer of MSI. Included in the 2005 salary and bonus earned by Mr. McKnight is $26,827 of accrued but unpaid compensation. Compensation paid to Mr. McKnight in 2004 includes salary and bonus of $66,000 and $25,000, respectively, paid by us after the acquisition of MSI and salary of $129,000 paid by MSI prior to the acquisition of MSI. Compensation in 2003 represents compensation paid to Mr. McKnight by MSI.

          (5) Mr. Hinton has served as our Chief Technical Officer since October 12, 2004. Prior to such date, Mr. Hinton served as the Chief Technical Officer of MSI, which was acquired by us in August 2004. Included in the 2005 salary and bonus earned by Mr. Hinton is $27,404 of accrued but unpaid compensation. Compensation paid to Mr. Hinton in 2004 includes salary and bonus of $71,077 and $45,000, respectively, paid by us after the acquisition of MSI and salary and bonus of $138,923 and $50,000, respectively, paid by MSI prior to the acquisition of MSI. Compensation in 2003 represents compensation paid to Mr. Hinton by MSI.

Equity Incentive Plan

          In May 2000, we adopted our 2000 Equity Incentive Plan (the “Incentra Option Plan”) for the purpose of attracting, retaining and maximizing the performance of executive officers and key employees and consultants. We have reserved 2,265,000 shares for issuance under the Incentra Option Plan. The Incentra Option Plan has a term of ten years. The Incentra Option Plan provides for the grant of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights and restricted stock awards. The Incentra Option Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The exercise price for non-statutory stock options may be equal to or more or less than 100 percent of the fair market value of shares of common stock on the date of grant. The exercise price for incentive stock options may not be less than 100 percent of the fair market value of shares of common stock on the date of grant (110 percent of fair market value in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our issued and outstanding shares of common stock).

          Options granted under the Incentra Option Plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our common stock) and generally vest over a three-year period. Options generally terminate three months after the optionee’s termination of employment by us for any reason other than death, disability or retirement, and are not transferable by the optionee other than by will or the laws of descent and distribution.

          The Incentra Option Plan also provides for grants of stock appreciation rights (“SARs”), which entitle a participant to receive a cash payment, equal to the difference between the fair market value of a share of common stock on the exercise date and the exercise price of SAR. The Board of Directors at its discretion will determine the exercise price of any SAR granted under the Incentra Option Plan at the time of the grant. SARs granted under the Incentra Option Plan may not be exercisable for more than a ten-year period. SARs generally terminate one month after the grantee’s termination of employment by us for any reason other than death, disability or retirement. Although the Board of Directors has the authority to grant SARs, it does not have any present plans to do so.

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

Managed Storage International, Inc. – 2000 Stock Option and Grant Plan

          Prior to our acquisition of ManagedStorage International, Inc. (“MSI”), which is accounted for as a reverse merger, MSI adopted and administered its 2000 Stock Option and Grant Plan (the “MSI Plan”) for its employees, directors, consultants and other key persons. As a result of such acquisition, no additional grants will be made under the MSI Plan. However, outstanding stock options previously issued pursuant to the MSI Plan may be exercised for unregistered shares of our common stock. As provided in the MSI acquisition agreements, upon the exercise of any outstanding options issued under the MSI Plan, we will issue 0.3089 shares of our unregistered shares of common stock for each share of MSI common stock that would have been issuable upon the exercise of such options. Currently, there are outstanding under the MSI Plan options to purchase 216,536 shares of our common stock.

          The following table sets forth information with respect to each exercise of stock options during the year ended December 31, 2005 by each of the Named Executive Officers and the value at December 31, 2005 of all unexercised stock options held by such persons.

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 2005
AND DECEMBER 31, 2005 OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2005 Exercisable/Unexercisable	Value of Unexercised In-the-money options at December 31, 2005 Exercisable/Unexercisable (a)

Thomas P. Sweeney III	-0-	$-0-	483,998/775,219(1)	$2,811/$-0-

Michael Knaisch	-0-	$-0-	135,000/0	$-0-/$-0-

Matthew Richman	-0-	$-0-	92,500/0	0/$-0-

Paul McKnight	-0-	$-0-	42,492/35,230(2)	$188/$-0-

Walter Hinton	-0-	$-0-	48,902/55,077(3)	$472/$-0-

          (a) Potential unrealized value is calculated as the fair market value at December 31, 2005 ($1.40 per share on the OTC-BB), less the option exercise price, times the number of shares.

          (1) Includes vested options to purchase 115,265 shares issued under the MSI Plan

          (2) Includes vested options to purchase 5,825 shares issued under the MSI Plan

          (3) Includes vested options to purchase 25,569 shares issued under the MSI Plan

Compensation of Directors

          With the exception of Mr. Carmen Scarpa, Non-employee directors receive $2,500 per month for their services and all are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board. In April 2004, James Wolfinger and Patrick Whittingham, non-employee directors, were each granted options to purchase up to 25,000 shares of our common stock at a price of $2.20 per share. In December 2005, Thomas G. Hudson and David E. Weiss, non-employee directors, were each granted options to purchase up to 25,000 shares of our common stock at $1.21 per share. The options vest pursuant to a three-year vesting schedule.

Employment Contracts

          On August 18, 2004, we entered into a two-year employment agreement with Thomas P. Sweeney III, our Chairman of the Board of Directors and Chief Executive Officer. Mr. Sweeney’s employment agreement contains the following provisions: annual base salary of $275,000 and $300,000 for the first and second years, respectively; annual bonus of up to 100% of the base salary; the payment of insurance premiums under Mr. Sweeney’s existing life insurance policy; the issuance of options to purchase up to 1,023,700 shares of our common stock at $2.80 per share, which options are subject to a three-year vesting schedule; severance provisions for the payment of one-year of base salary; a pro-rated bonus and certain benefits in the event of a change of control or the termination of Mr. Sweeney’s employment for any reason other than for cause (as defined).

          On December 6, 2004, we entered into a two-year employment agreement with Michael Knaisch, the President of our Front Porch Digital Division (and our former Chief Executive Officer). The employment agreement with Mr. Knaisch contains the following provisions: annual base salary of $200,000, subject to increase at the discretion of the compensation committee of our Board of Directors; quarterly performance-based bonuses of up to $37,500, as determined by our Board of Directors, during the fiscal year ending December 31, 2005; and additional life insurance for Mr. Knaisch paid by us with a benefit equal to three times the annual base salary. The agreement provides that Mr. Knaisch may terminate the agreement upon thirty (30) days prior written notice to us, and we may terminate the agreement with or without cause, upon written notice to Mr. Knaisch. If Mr. Knaisch is terminated without cause he will be entitled to receive his full salary and group health plan benefits for 12 months following such termination.

          On December 21, 2004, we entered into an at-will employment agreement with Paul McKnight, our Chief Financial Officer. Mr. McKnight’s employment agreement contains the following provisions: annual base salary of $210,000, subject to increase at the discretion of the compensation committee of our Board of Directors; an annual performance-based bonus of up to $75,000, as determined by our Chief Executive Officer; termination of the agreement by Mr. McKnight upon 30 days prior written notice and by us, with or without cause, upon written notice to Mr. McKnight. Mr. McKnight will be entitled to receive his full salary and group health plan benefits for 12 months following termination if he is terminated without cause (as defined).

          On December 21, 2004, we entered into an at-will employment agreement with Walter Hinton, our Chief Technology Officer. Mr. Hinton’s employment agreement contains the following provisions: annual base salary of $225,000, subject to increase at the discretion of the compensation committee of our Board of Directors; an annual performance-based bonus of up to $75,000, as determined by our Chief Executive Officer; and termination of the agreement by Mr. Hinton upon 30 days prior written notice and by us, with or without cause, upon written notice to Mr. Hinton. Mr. Hinton will be entitled to receive his full salary and group health plan benefits for 12 months following termination if he is terminated without cause (as defined).

          On October 10, 2005, we entered into a two-year employment agreement with Shawn O’Grady, our President and Chief Operating Officer. Mr. O’Grady’s employment agreement contains the following provisions: annual base salary of $240,000, subject to increase at the discretion of the compensation committee of our Board of Directors; beginning in 2006, an annual performance-based bonus of up to $160,000, but in no event less than $40,000; an additional bonus at the discretion of our Board of Directors if performance objectives are exceeded by three percent (3%) or more; and termination of the agreement by Mr. O’Grady upon 30 days prior written notice and by us, with or without cause, upon written notice to Mr. O’Grady. Mr. O’Grady will be entitled to receive his full salary and group health plan benefits for 12 months following termination if he is terminated without cause (as defined).

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The information relating to the aggregated option exercises and fiscal year-end option value for the Named Executive Officers found in Part II, Item 5 of this report is hereby incorporated by reference.

          The following table sets forth information as of March 23, 2006 regarding beneficial stock ownership of (i) all persons known to us to be beneficial owners of more than five percent (5%) of our outstanding common stock and Series A preferred stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated:

Name	Title of Class	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(2)(3)

5% Beneficial Owners
Great Hill Equity Partners LP	Common Stock	3,732,612	24.9	%(4)
One Liberty Square	Series A Preferred Stock	843,170	34.2%
Boston, MA 02109

Tudor Investment Corporation	Common Stock	2,684,547	17.5	%(5)
1275 King Street	Series A Preferred Stock	1,004,405	40.7%
Greenwich, CT 06831

J.P. Morgan Direct Venture Capital	Common Stock	2,330,797	16.0	%(6)
Institutional Investors, LLC	Series A Preferred Stock	602,775	24.4%
522 Fifth Avenue
New York, NY 10036

Alfred N. Curmi	Common Stock	1,135,580	8.5	%(7)
910 Seasage Drive
Delray Beach, Florida 33483

Directors and Named Executive Officers
Thomas P. Sweeney III	Common Stock	846,707	6.1	%(8)
1140 Pearl Street	Series A Preferred Stock	16,588	*
Boulder, CO 80302

Michael Knaisch	Common Stock	199,814	1.5	%(9)
Matthew Richman	Common Stock	152,514	1.1	%(10)
James Wolfinger	Common Stock	76,191	*	(11)
Walter Hinton	Common Stock	69,217	*	(12)
Paul McKnight	Common Stock	44,623	*	(13)
Patrick Whittingham	Common Stock	16,667	*	(14)
Carmen J. Scarpa	—	—	—
Thomas G. Hudson	—	—	—
David E. Weiss	—	—	—
All directors and executive	Common Stock	1,405,734	9.9%
officers as a group (10 persons)	Series A Preferred Stock	16,588	0.7%

*	Constitutes less than 1%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of March 23, 2006.

(2)

All percentages for common stock are calculated based upon a total of 13,326,810 shares outstanding as of March 23, 2006, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days after March 23, 2006.

(3)	All percentages for Series A preferred stock are calculated based upon a total of 2,466,971 shares outstanding as of March 23, 2006.

(4)

Represents 3,611,082 shares of common stock owned of record by Great Hill Equity Partners LP (“GHEP”) (assuming conversion of 815,715 shares of Series A preferred stock into 1,631,430 shares of common stock) and 121,530 shares of common stock owned of record by Great Hill Investors, LLC (“GHI”) (assuming conversion of 27,455 shares of Series A preferred stock into 54,909 shares of common stock). The foregoing numbers represent shares for which GHEP and GHI each has shared dispositive and voting power. Such shares may be deemed to be beneficially owned by Great Hill Partners GP, LLC (“GP”), the general partner of GHEP, Great Hill Partners, LLC (“GHP”), a manager of GP and Messrs. Christopher S. Gaffney, John G. Hayes and Stephen F. Gormley, the managers of GHI, GHP and GP. Share information is furnished in reliance on the Schedule 13D dated August 18, 2004 filed by the persons named herein with the Securities and Exchange Commission. The persons named herein have each specifically disclaimed that they are a member of a group for purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(5)

Represents 2,416,151 shares of common stock owned of record by Tudor Ventures II LP (“Tudor”) (assuming conversion of 903,994 shares of Series A preferred stock into 1,807,988 shares of common stock), 266,583 shares of common stock owned of record by The Raptor Global Portfolio Ltd. (“Raptor”) (assuming conversion of 99,741 shares of Series A preferred stock into 199,482 shares of common stock), and 1,813 shares of common stock held by The Altar Rock Fund LP (“Altar”) (assuming conversion of 670 shares of Series A preferred stock into 1,340 shares of common stock). The foregoing numbers represent shares for which Tudor, Raptor and Altar each has shared dispositive and voting power. Such shares may be deemed to be beneficially owned by Tudor Investment Corporation (“TIC”), the sole general partner of Altar and an investment advisor for Tudor and Raptor, and Paul Tudor Jones, II, the controlling shareholder of TIC. Tudor Ventures Group LP (“TV GP”), the general partner of Tudor, and Tudor Ventures Group LLC, the general partner of TV GP, may also be deemed to be beneficial owners of the shares held by Tudor. Share information is furnished in reliance on the Schedule 13D dated August 18, 2004 filed by the persons named herein with the Securities and Exchange Commission. The persons named herein have each specifically disclaimed that they are a member of a group for purposes of Section 13(d) or 13(g) of the Exchange Act.

(6)

Represents 1,924,580 shares of common stock owned of record by JP Morgan Direct Venture Capital Institutional Investors LLC (“JPM Institutional”) (assuming conversion of 497,532 shares of Series A preferred stock into 995,063 shares of common stock), 311,514 shares of common stock owned of record by JP Morgan Direct Venture Private Investors LLC (“JPM Private”) (assuming conversion of 81,136 shares of Series A preferred stock into 162,273 shares of common stock), and 94,703 shares of common stock owned of record by 522 Fifth Avenue Fund, LP (“522 Fund”) (assuming conversion of 24,107 shares of Series A preferred stock into 48,214 shares of common stock). The foregoing numbers represent shares for which JPM Institutional, JPM Private and 522 Fund each has shared dispositive and voting power. The shares held by JPM Institutional may be deemed to be beneficially owned by JPMorgan Chase Bank (“JPMCB”), its investment advisor, and JPMorgan Chase & Co., the parent of JPMCB. The shares held by JPM Private may be deemed to be beneficially owned by J.P. Morgan Investment Management Inc. (“JPMIM”), its investment advisor. The shares held by 522 Fund may be deemed to be beneficially owned by 522 Fifth Avenue Corp. (“522 Corp.”), its general partner, JPMIM, its investment advisor and the sole stockholder of 522 Corp., J.P. Morgan Fleming Asset Management Holdings Inc. (“Fleming”), the sole stockholder of JPMIM, and JPMCB, the sole stockholder of Fleming and the indirect parent of JPMIM. Share information is furnished in reliance on the Schedule 13D dated August 18, 2004 filed by the persons named herein with the Securities and Exchange Commission. The persons named herein have each specifically disclaimed that they are a member of a group for purposes of Section 13(d) or 13(g) of the Exchange Act.

(7)	Share information is furnished in reliance on the Schedule 13G dated March 2, 2005 filed by the person named herein with the Securities and Exchange Commission.

(8)

Represents 122,443 shares of common stock owned of record by Equity Pier LLC, of which Mr. Sweeney is the founder and managing member, 141,837 shares of common stock owned of record by Mr. Sweeney, and 549,250 shares issuable upon the exercise of presently exercisable options held by Mr. Sweeney and assumes conversion of 16,588 shares of Series A preferred stock owned of record by Mr. Sweeney into 33,177 shares of common stock.

(9)	Represents 64,814 shares of common stock owned of record by Mr. Knaisch and 135,000 shares of common stock issuable upon the exercise of presently exercisable options held by Mr. Knaisch.

(10)	Represents 60,014 shares of common stock owned of record by Mr. Richman and 92,500 shares of common stock issuable upon the exercise of presently exercisable options held by Mr. Richman.

(11)	Represents 59,524 shares owned of record by Mr. Wolfinger and 16,667 shares of common stock issuable upon the exercise of presently exercisable options held by Mr. Wolfinger.

(12)	Represents 11,905 shares of common stock owned of record by Mr. Hinton and 57,312 shares issuable upon the exercise of presently exercisable options held by Mr. Hinton.

(13)

Represents 134 shares of common stock owned of record by Mr. McKnight, 100 shares of common stock owned by Mr. McKnight’s spouse and 44,389 shares issuable upon the exercise of presently exercisable options held by Mr. McKnight. Mr. McKnight is a member of Equity Pier LLC and disclaims beneficial ownership of the shares of common stock beneficially owned by such entity.

(14)	Represents shares of common stock issuable upon the exercise of presently exercisable options held by Mr. Whittingham.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Thomas P. Sweeney III, our Chairman and Chief Executive Officer, is the founder and Managing Partner of Equity Pier LLC (“Equity Pier”), a beneficial owner of 6.1% of our outstanding common stock. We leased office space from Equity Pier in 2005 and 2004. Total costs incurred under the leasing arrangement and associated expenses (utilities, supplies and insurances) amounted to approximately $190,178 and $84,529, respectively.

ITEM 13.	EXHIBITS

          (A)(1) Financial Statements:

          (A)(2) Exhibits:

          (a) Exhibits

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit No.	Exhibit Description

2.1

Stock Purchase Agreement, dated as of March 30, 2005, by and among our company, Incentra Merger Corp., Barry R. Andersen and Gary L. Henderson (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on April 1, 2005).

3.1	Articles of Incorporation dated as of April 10, 1995 (incorporated by reference to the exhibit of the same number filed with our Registration Statement on Form SB-2, filed on November 13, 1996).

3.2

Certificate of Amendment to the Articles of Incorporation dated as of August 22, 1996 (incorporated by reference to the exhibit of the same number filed with our Registration Statement on Form SB-2, filed November 13, 1996).

3.3	Certificate of Amendment to Articles of Incorporation dated as of March 12, 1998 (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed on March 27, 1998).

3.4

Certificate of Amendment to Articles of Incorporation dated as April 12, 2000 (incorporated by reference to the exhibit of thsame number filed with our Annual Report on Form 10-KSB for the period ended December 31, 2000, filed on April 2, 2001).

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

3.9	By-Laws of the Company dated as of May 8, 1995 (incorporated by reference to the Exhibit of the same number filed with our Registration Statement on Form SB-2, filed on November 13, 1996).

3.10	Certificate of Amendment to Articles of Incorporation dated as June 9, 2005 (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 9, 2005.

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

Exhibit No.	Exhibit Description

10.3

Securities Purchase Agreement, dated as of May 13, 2004, by and between our company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-QSB for the period ended March 31, 2004, filed on May 17, 2004).

10.4

Secured Convertible Term Note, dated as of May 13, 2004, made by our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-QSB for the period ended March 31, 2004, filed on May 17, 2004).

10.5

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

10.9

Registration Rights Agreement dated as of August 18, 2004 by and among our company and the other signatory parties thereto (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.10

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

Exhibit No.	Exhibit Description

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

10.20

Subsidiary Guaranty dated as of August 18, 2004, executed by ManagedStorage International, Inc. (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-QSB for the period ended September 30, 2004, filed on December 10, 2004).

10.21

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

10.23

Employment Agreement dated as of December 21, 2004 by and between our company and Walter Hinton (incorporated by reference to Exhibit 10.11 filed with our Current Report on Form 8-K filed on December 22, 2004).

10.24

Amendment and Waiver, dated as of October 25, 2004, our company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K filed on October 29, 2004).

10.25

Common Stock Purchase Warrant, dated October 25, 2004, issued by our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K filed on October 29, 2004).

10.26

Employment Agreement dated as of December 6, 2004 between our company and Michael Knaisch. (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.27

Office Lease, dated as of March 15, 2002, by and between W9/MTN Real Estate Limited Partnership and ManagedStorage International, Inc. (incorporated by reference to Exhibit 10.29 filed with our Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.28

First Amendment to Office Lease, dated as of June 30, 2002, by and between W9/MTN Real Estate Limited Partnership and ManagedStorage International, Inc. (incorporated by reference to Exhibit 10.30 filed with our Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.29

2000 Stock Option and Grant Plan of ManagedStorage International, Inc., as amended (incorporated by reference to Exhibit 10.31 filed with our Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.30

$2,500,000 Convertible Promissory Note, dated as of February 18, 2005, by our company in favor of Alfred Curmi (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.31

Registration Rights Agreement, dated as of February 18, 2005, by and between our company and Alfred Curmi (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.32

Employment Agreement, dated as of February 18, 2005, by and between STAR Solutions of Delaware, Inc. and Elaine Bellock (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on February 23, 2005).

Exhibit No.	Exhibit Description

10.33

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

10.36

Employment Agreement, dated as of March 30, 2005, by and between PWI Technologies, Inc. and Barry R. Andersen (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on April 4, 2005).

10.37

Registration Rights Agreement, dated as of March 30, 2005 by and between Incentra Solutions, Inc. and MRA Systems, Inc. (d/b/a GE Access) (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on April 4, 2005).

10.38

First Amendment to Credit Agreement, dated as of March 20, 2005, by and between STAR Solutions of Delaware, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on April 4, 2005).

Exhibit No.	Exhibit Description

10.39

Security Agreement, dated as of June 30, 2005, by and among Incentra Solutions, Inc., PWI Technologies, Inc., Star Solutions of Delaware, Inc. and Laurus Master Fund. Ltd. (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on June 30, 2005).

10.40

Secured Revolving Note, dated as of June 30, 2005, by Incentra Solutions, Inc., PWI Technologies, Inc. and Star Solutions of Delaware, Inc. in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on June 30, 2005).

10.41

Secured Convertible Minimum Borrowing Note, dated as of June 30, 2005, by Incentra Solutions, Inc. in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on June 30, 2005).

10.42

Stock Pledge Agreement, dated as of June 30, 2005, by and between Incentra Solutions, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on June 30, 2005).

10.43

Minimum Borrowing Note Registration Rights Agreement, dated as of June 30, 2005, by and between Incentra Solutions, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on June 30, 2005).

10.44

Common Stock Purchase Warrant, dated as of June 30, 2005, by Incentra Solutions, Inc. in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8- K filed on June 30, 2005).

10.45

Subsidiary Guaranty, dated as of June 30, 2005, by and among PWI Technologies, Inc., Star Solutions of Delaware, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.7 filed with our Current Report on Form 8-K filed on June 30, 2005).

10.46

Amendment and Waiver, dated as of June 30, 2005, by and between Incentra Solutions, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.8 filed with our Current Report on Form 8- K filed on June 30, 2005).

10.47

Employment Agreement, effective October 17, 2005, between Incentra Solutions, Inc. and Shawn O’Grady (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on October 17, 2005.)

10.48

Security Agreement, dated as of February 6, 2006, by and among our company, PWI Technologies, Inc., Incentra Solutions of California, Inc., ManagedStorage International, Inc., and Incentra Solutions International, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 6, 2006).

Exhibit No.	Exhibit Description

10.49

Secured Non-Convertible Revolving Note, dated as of February 6, 2006, executed by our company, PWI Technologies, Inc., Incentra Solutions of California, Inc., ManagedStorage International, Inc., and Incentra Solutions, International, Inc. in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on February 6, 2006).

10.50

Stock Pledge Agreement, dated as of February 6, 2006, executed by our company and ManagedStorage International, Inc. in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on February 6, 2006).

10.51

Subsidiary Guaranty, dated as of February 6, 2006, executed by PWI Technologies, Inc., Incentra Solutions of California, Inc., ManagedStorage International, Inc., and Incentra Solutions International, Inc. in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on February 6, 2006).

10.52

Registration Rights Agreement, dated as of February 6, 2006 by and between our company and Laurus Master Fund, Ltd. (as incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on February 6, 2006).

10.53

Common Stock Purchase Option, dated as of February 6, 2006, executed by our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K filed on February 6, 2006).

10.54

Grant of Security Interest in Patents and Trademarks, dated as of February 6, 2006, executed by our company and ManagedStorage International, Inc. in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.7 filed with our Current Report on Form 8-K filed on February 6, 2006).

10.55

Amendment and Deferral Agreement, dated as of February 6, 2006, by and between our company and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.8 filed with our Current Report on Form 8-K filed on February 6, 2006).

10.56	Securities Purchased Agreement, dated as of March 31, 2006, by and between our company and Laurus Master Fund, Ltd.

10.57	Secured Convertible Term Note, dated as of March 31, 2006, by Incentra Solutions, Inc. in favor of Laurus Master Fund, Ltd.

10.58	Non-convertible Secured Term Note, dated as of March 31, 2006, by Incentra Solutions, Inc. in favor of Laurus Master Fund, Ltd.

10.59	Common Stock Purchase Warrant, dated as of March 31, 2006, issued by our company to Laurus Master Fund, Ltd.

10.60	Registration Rights Agreement, dated as of March 31, 2006, by and between our company and Laurus Master Fund, Ltd.

10.61

Joinder Agreement, dated as of March 31, 2006, executed by PWI Technologies, Inc., Incentra Solutions of California, Inc. and Incentra Solutions International, Inc. and delivered to Laurus Master Fund, Ltd.

23.1	Consent of GHP Horwath, P.C., independent registered public accounting firm.

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

          The firm of GHP Horwath, P.C. has served as our independent registered public accounting firm since November 9, 2004. The firm of J.H. Cohn LLP served as our independent registered public accounting firm from October 24, 2003 through November 8, 2004.

          The aggregate fees billed and to be billed for the audit of our 2005 financial statements included in our annual report on Form 10-KSB and for the reviews of our financial statements included in our quarterly reports on Form 10-QSB for our fiscal year ended December 31, 2005 are approximately $197,000. For the year ended December 31, 2004, the aggregate audit fees billed by GHP Horwath, P.C. and J.H. Cohn LLP were $100,000 and $23,000, respectively.

Audit-Related Fees

          The aggregate fees billed in each of fiscal 2005 and 2004 for assurance and related services that are reasonably related to the audit or review of our financial statements and that were not covered in the Audit Fees disclosure above were $14,600 and $72,706 (comprised of $23,811 by J.H. Cohn LLP, $20,365 by Ernst & Young LLP and $28,530 by KPMG LLP), respectively. Services rendered by Ernst & Young LLP and KPMG LLP in 2004 were for MSI.

Tax Fees

           J.H. Cohn LLP billed aggregate fees for tax compliance, advice, or planning of $66,310 and $72,655 for fiscal 2005 and 2004, respectively.

All Other Fees

          There were no fees billed in fiscal 2005 or 2004 for professional services rendered by authorized independent registered public accounting firms except as disclosed above.

Board of Directors Pre-Approval

          Our Board of Directors reviews and approves audit and non-audit services performed by our authorized independent registered public accounting firms as well as the fees charged by the authorized Independent registered public accounting firms for such services. All of the services provided and fees charged by the authorized independent registered public accounting firms were pre-approved in 2005 and approved in 2004 by our Board of Directors.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2006	Incentra Solutions, Inc.

	By:	/s/ Thomas P. Sweeney III

Thomas P. Sweeney III
Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Thomas P. Sweeney III	Chief Executive Officer and Director
(principal executive officer)
Thomas P. Sweeney III April 4, 2006

/s/ Paul McKnight	Chief Financial Officer
(principal financial and accounting officer)
Paul McKnight April 4, 2006

/s/ James Wolfinger	Director

James Wolfinger April 4, 2006

/s/ Patrick Whittingham	Director

Patrick Whittingham April 4, 2006

/s/ Carmen J. Scarpa	Director

Carmen J. Scarpa April 4, 2006

/s/ Thomas G. Hudson	Director

Thomas G. Hudson
April 4, 2006

/s/ David E. Weiss	Director

David E. Weiss
April 4, 2006

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Incentra Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Incentra Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, mandatorily and convertible redeemable preferred stock, shareholders’ deficit and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Incentra Solutions, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of December 31, 2005, the Company is in default on a note payable in the amount of $2,374,139. This event of default created an event of default with regard to other indebtedness of the Company. The events of default make debt in the amount of $11,231,420 callable. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, during the fourth quarter of 2005, the Company corrected its accounting for goodwill recorded in connection with business acquisitions that occurred in the first quarter of 2005.

/s/ GHP Horwath, P.C.
Denver, Colorado

March 24, 2006, except for Note 17(B) as to which the date is March 31, 2006

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$1,108,642
Accounts receivable, net of allowance for doubtful accounts of $219,234	10,576,172
Other current assets	1,284,505

Total current assets	12,969,319

Property and equipment, net	2,230,201
Capitalized software development costs, net	2,133,203
Intangible assets, net	13,685,359
Goodwill	5,857,770
Restricted cash	80,956
Other assets	926,535

24,914,024

Total assets	$37,883,343

Liabilities and shareholders’ deficit
Current liabilities:
Current portion of notes payable, capital leases and other long-term obligations	$11,066,921
Accounts payable	7,787,603
Accrued expenses	5,344,475
Current portion of deferred revenue	1,874,636

Total current liabilities	26,073,635

Notes payable, capital leases and other long-term obligations, net of current portion	303,652
Deferred revenue, net of current portion	104,796

Total liabilities	26,482,083

Commitments and contingencies
Series A convertible redeemable preferred stock, $.001 par value, $31,500,000 liquidation preference, 2,500,000 shares authorized, 2,466,971 shares issued and outstanding	24,618,333

Shareholders’ deficit:
Preferred stock, nonvoting, $.001 par value, 2,500,000 shares authorized, none issued or outstanding	—
Common stock, $.001 par value, 200,000,000 shares authorized, 13,326,810 shares issued and outstanding	13,327
Additional paid-in capital	119,517,168
Accumulated other comprehensive loss	(103,235)
Accumulated deficit	(132,644,333)

Total shareholders’ deficit	(13,217,073)

Total liabilities and shareholders’ deficit	$37,883,343

See accompanying Notes to Consolidated Financial Statements

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004

REVENUES:
Products	$37,607,872	$5,155,101
Services	13,224,064	8,129,569

Total revenue	50,831,936	13,284,670

Cost of revenue:
Products	25,448,135	1,479,580
Services	9,058,835	5,820,755

Total cost of revenue	34,506,970	7,300,335

Gross margin	16,324,966	5,984,335

Selling, general and administrative	20,516,251	10,262,730
Acquisition costs	—	1,275,189
Amortization	3,229,919	1,776,473
Depreciation	465,747	183,057
Impairment of goodwill	4,151,450	198,280

	28,363,367	13,695,729

Loss from operations	(12,038,401)	(7,711,394)

Other income (expense):
Interest income	33,317	22,096
Interest expense	(2,424,218)	(2,428,643)
Other income	656,088	382,989
Foreign currency transaction gain (loss)	16,691	(303,342)

	(1,718,122)	(2,326,900)

Loss before income tax	(13,756,523)	(10,038,294)
Income tax expense	(469,034)	(400,000)

Net loss	(14,225,557)	(10,438,294)

Deemed dividends on redeemable preferred stock	—	(348,493)
Accretion of redeemable preferred stock to redemption amount	(2,617,566)	(990,826)

Net loss applicable to common shareholders	$(16,843,123)	$(11,777,613)

Weighted average number of common shares outstanding – basic and diluted	12,541,642	5,102,733

Basic and diluted net loss per share applicable to common shareholders	$(1.34)	$(2.31)

See accompanying Notes to Consolidated Financial Statements

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MANDATORILY AND CONVERTIBLE REDEEMABLE
PREFERRED STOCK
Years ended December 31, 2005 and 2004

	MSI Series A redeemable		MSI Series B convertible		FPDI Series A convertible
	preferred stock		preferred stock		preferred stock

	Shares	Amount	Shares	Amount	Shares	Amount	Total

Balance at December 31, 2003	50,000	$5,000,000	650,000	$8,587,011			$13,587,011
Exchange of MSI Series A redeemable preferred stock for common stock of FPDI in merger	(50,000)	(5,000,000)	—	—			(5,000,000)
Deemed dividends on MSI redeemable preferred stock	—	—	—	348,493			348,493
Accretion of MSI mandatorily redeemable preferred stock to redemption amount	—	—	—	19,793			19,793
Exchange of MSI Series B convertible redeemable preferred stock for common stock of FPDI in merger	—	—	(650,000)	(8,955,297)			(8,955,297)
Issuance of FPDI Series A convertible redeemable preferred stock due to merger					2,466,971	$21,029,734	21,029,734
Accretion of FPDI convertible preferred stock to redemption amount						971,033	971,033

Balance at December 31, 2004	—	—	—	—	2,466,971	22,000,767	22,000,767
Accretion of FPDI convertible preferred stock to redemption amount	—	—	—	—		2,617,566	2,617,566

Balance at December 31, 2005	—	$—	—	$—	2,466,971	$24,618,333	$24,618,333

See accompanying Notes to Consolidated Financial Statements

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS
Years ended December 31, 2005 and 2004

			Class A common stock warrants	Series C redeemable preferred stock warrants	Deferred compensation	Additional paid-in capital	Accumulated other comprehensive income (loss)

	Common stock							Accumulated deficit	Total
	Shares	Amount

Balance at December 31, 2003	1,949,827	$1,950	$65,571	$115,652	$(362,140)	$85,123,989	—	$(107,980,482)	$(23,035,460)
Accretion of MSI mandatorily redeemable preferred stock to redemption amount	—	—	—	—	—	(19,793)	—	—	(19,793)
Accretion of FPDI mandatorily redeemable preferred stock to redemption amount	—	—	—	—	—	(971,033)	—	—	(971,033)
Deemed dividends on MSI redeemable preferred stock	—	—	—	—	—	(348,493)	—	—	(348,493)
Exercise of MSI stock options	3,480	4	—	—	—	1,835	—	—	1,839
Repurchase of MSI common stock	(7,284)	(7)	—	—	—	(4,769)	—	—	(4,776)
Cancellations of MSI stock options	—	—	—	—	11,519	(11,519)	—	—	—
Transactions related to reverse acquisition of FPDI by MSI:	—	—	—	—	—	—	—	—	—
Common stock issued in exchange for MSI Series A preferred stock in merger	1,000,000	1,000	—	—	—	4,999,000	—	—	5,000,000
Common stock issued in exchange for MSI Series B preferred stock in merger	1,806,285	1,806	—	—	—	8,953,491	—	—	8,955,297
Stock-based compensation incurred in connection with merger	—	—	—	—	—	798,598	—	—	798,598
Acquisition of FPDI by MSI based on fair value of common stock; options and warrants	5,723,870	5,724	—	—	—	16,468,706	—	—	16,474,430
Class A common stock warrants of MSI exchanged for common stock warrants of FPDI	—	—	(65,571)	—	—	65,571	—	—	—
Series C warrants of MSI exchanged for Series A stock warrants of FPDI	—	—	—	(115,652)	—	115,652	—	—	—
Reclassification of deferred compensation to additional paid-in capital due to merger	—	—	—	—	238,388	(238,388)	—	—	—
Cancellation of MSI common stock exchanged for common stock of FPDI	—	—	—	—	—	6,277	—	—	6,277
Amortization of deferred compensation and stock option expense	—	—	—	—	112,233	280,446	—	—	392,679

FPDI common stock issued in lieu of interest payment	29,365	29	—	—	—	12,471	—	—	12,500
Reclassification of derivative warrant to liability						(1,836,534)	—	—	(1,836,534)
Exercise of FPDI stock options	455	—	—	—	—	138	—	—	138
Acquisition costs	—	—	—	—	—	(30,000)	—	—	(30,000)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(10,438,294)	(10,438,294)
Change in foreign currency translation adjustments	—	—	—	—	—	—	$19,184	—	19,184

Total comprehensive loss	—	—	—	—	—	—	—	—	(10,419,110)

Balance at December 31, 2004	10,505,998	$10,506	—	—	—	$113,365,645	$19,184	$(118,418,776)	$(5,023,441)

(continued)

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS
(Continued)
Years ended December 31, 2005 and 2004

			Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Common stock

	Shares	Amount

Balance at December 31, 2004	10,505,998	$10,506	$113,365,645	$19,184	$(118,418,776)	$(5,023,441)
Common stock issued in the acquisition of Incentra of CA (formerly Star Solutions) (Note 4)	1,261,756	1,262	3,135,102	—	—	3,136,364
Common stock issued in the acquisition of PWI Technologies (Note 4)	841,934	842	1,683,026	—	—	1,683,868
Accretion of FPDI convertible preferred stock to redemption amount	—	—	(2,617,566)	—	—	(2,617,566)
Exercise of MSI stock options	453	—	134	—	—	134
Amortization of stock based compensation expense	—	—	520,641	—	—	520,641
Reclassification of derivative warrant to equity			1,910,254			1,910,254
Warrant issued to Laurus related to line of credit	—	—	538,240	—	—	538,240
Conversion of notes payable and accrued interest in exchange for common stock	716,669	717	994,114	—	—	994,831
Acquisition costs	—	—	(12,422)	—	—	(12,422)
Components of comprehensive loss:
Net loss	—	—	—	—	(14,225,557)	(14,225,557)
Change in foreign currency translation adjustments	—	—	—	$(122,419)	—	(122,419)

Total comprehensive loss	—	—	—			(14,347,976)

Balance at December 31, 2005	13,326,810	$13,327	$119,517,168	$(103,235)	$(132,644,333)	$(13,217,073)

See accompanying Notes to Consolidated Financial Statements

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2005	2004

Cash flows from operating activities:
Net loss	$(14,225,557)	$(10,438,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,557,068	2,197,213
Amortization of intangible assets and software development costs	3,867,068	1,776,473
Amortization of non-cash loan discount	12,735	—
Stock-based compensation	520,641	1,191,277
Interest expense paid with common stock	—	12,500
Non-cash interest expense	1,610,030	447,797
Non-cash interest expense on Series C mandatorily redeemable preferred stock liability	—	1,703,332
Non-cash tax expense	469,034	400,000
Share of losses of Front Porch Digital, Inc. and related impairment of goodwill	—	198,280
Loss on disposal of assets	47,809	22,291
Impairment of goodwill	4,151,450	—
Gain on revaluation of warrant liability	(390,280)	—
Bad debt expense	60,608	233,864
Changes in operating assets and liabilities, net of business acquisitions:
Accounts and other receivables	513,921	(942,174)
Other current assets	(562,078)	91,811
Other assets	30,771	45,295
Accounts payable	(544,337)	(73,065)
Accrued liabilities	1,133,631	339,287
Deferred revenue	787,671	(738,456)
Other liabilities	(513,048)	(11,784)

Net cash used in operating activities	(1,472,863)	(3,544,353)

Cash flows from investing activities:
Purchases of property and equipment	(1,065,172)	(1,152,120)
Capitalized software development costs	(1,604,404)	(1,044,325)
Acquisition costs	—	(198,597)
Proceeds from sale of property and equipment	2,808	126,084
Cash and restricted cash acquired in FPDI acquisition (Note 4)	—	4,005,685
Cash acquired in STAR acquisition (Note 4)	1,597,498	—
Cash acquired in PWI acquisition (Note 4)	74,297	—
Earnout payment related to PWI acquisition (Note 4)	(100,000)	—
Net change in restricted cash	(908)	(638)
Maturities of short-term investments	—	3,793,099

Net cash (used in) provided by investing activities	(1,095,881)	5,529,188

Cash flows from financing activities:
Payments on capital leases, notes payable and other long term liabilities	(11,422,289)	(1,966,973)
Proceeds from exercise of stock options and purchase of restricted stock	136	1,977
Proceeds from capital lease line and line of credit	12,099,320	815,654
Repurchase of common stock	—	(31,427)

Net cash provided by (used in) financing activities	677,167	(1,180,769)

Effect of exchange rate changes on cash and cash equivalents	(68,239)	63,200

Net (decrease) increase in cash and cash equivalents	(1,959,816)	867,266
Cash and cash equivalents at beginning of year	3,068,458	2,201,192

Cash and cash equivalents at end of year	$1,108,642	$3,068,458

(continued)

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended December 31,

	2005	2004

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$801,454	$202,516
Supplemental disclosures of non-cash investing and financing activities:
Net liabilities acquired in FPDI acquisition, excluding cash (Note 4)	$—	$3,122,007
Net liabilities acquired in Incentra of CA acquisition excluding cash (Note 4)	620,178	—
Net assets aquired in PWI acquisition excluding cash (Note 4)	269,306	—
Conversion of notes payable and accrued interest in exchange for common stock	994,831	—
Reclassification of derivative contract to liability	—	1,836,534
Reclassification of derivative contract to equity	1,910,254	—
Purchases of property and equipment included in accounts payable	93,766	130,471

See accompanying Notes to Consolidated Financial Statements

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

(1)	Organization

         Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as “we”, “us” or “our”), formerly Front Porch Digital, Inc. (“FPDI”), was organized and incorporated in the state of Nevada. On October 25, 2004, we changed our name from Front Porch Digital, Inc. to Incentra Solutions, Inc., and our common stock now trades on the Over-the-Counter Bulletin Board under the trading symbol “ICNS”. We have completed three acquisitions: On August 18, 2004, we acquired ManagedStorage International, Inc., a Delaware corporation incorporated in March 2000 (“MSI”); on February 18, 2005, we acquired Incentra of CA, formerly known as STAR Solutions of Delaware, Inc., a privately-held Delaware corporation (“Incentra of CA “); and on March 30, 2005, we acquired PWI Technologies, Inc., a privately-held Washington corporation (“PWI”). The MSI acquisition was accounted for as a reverse merger, and therefore, MSI was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented herein include the results of operations of MSI for all periods presented and include the results of operations of the acquired companies from the dates of the acquisitions forward.

          We market our complete storage solutions to broadcasters under the trade name Front Porch Digital and to service providers and enterprise clients under the trade name ManagedStorage International. Through FPDI, we provide a software and management solution that enables searching, browsing, editing, storage and on-demand delivery of media-rich content in nearly any digital format. The software converts audio, video, images, text and data into digital formats for ease of use and archiving. Through MSI, we deliver comprehensive storage services, including professional services, hardware/software procurement and resale, financing solutions and remote monitoring/management services. We focus on providing data protection solutions and services that ensure that our customers’ data is backed-up and recoverable and that meet internal data retention compliance policies. MSI’s remote monitoring and management services are delivered from its Storage Network Operations Center, which monitors and manages a multitude of diverse storage infrastructures on a 24x7 basis throughout the United States, United Kingdom, Bermuda and Japan.

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

          Through Incentra of CA and PWI, we deliver complete IT solutions, including professional services, third-party hardware/software procurement and resale, financing solutions, maintenance support services (first call) for third-party hardware and software maintenance and managed storage solutions. Solutions are sold primarily to enterprise customers in the financial services, government, hospitality, retail, security, healthcare and manufacturing sectors. Incentra of CA and PWI primarily service customers in the western United States.

          Our customers are located in North America, Europe, Asia and the Pacific Rim.

Basis of Presentation

          At December 31, 2005, the consolidated financial statements include Incentra Solutions, Inc. and its wholly-owned subsidiaries, Front Porch Digital International, SAS, which is based in France, MSI, which is based in Colorado, and MSI’s wholly-owned subsidiaries, ManagedStorage UK, Inc. and Seabrook Technologies, Inc., Incentra of CA, which is based in San Diego, California, and PWI, which is based in Kirkland, Washington. ManagedStorage UK, Inc. and Seabrook Technologies, Inc. did not have any operating activities during the year ended December 31, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern and Management’s Plans

          Our consolidated financial statements as of December 31, 2005 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business.

          We are currently engaged in an arbitration proceeding to resolve a dispute with one of our creditors that, if resolved unfavorably, would have a material adverse affect on our liquidity and financial condition. In connection with our acquisition of Incentra of CA in February of 2005, we issued the

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(1)	Organization (continued)

former owner of Incentra of CA a promissory note in the principal amount of $2,500,000 (the “STAR Note”). On August 1, 2005 we elected to cease making payments on the STAR Note, which created an event of default. On August 16, 2005, we received a demand for arbitration from legal counsel of the former owner. In the event the dispute is not resolved in our favor, the full outstanding balance of the STAR Note could be accelerated. As a result, the entire balance of the STAR Note, which totals $2.4 million, is classified as a current liability at December 31, 2005 as it is callable. We do not have the cash available to pay such amount and, in such event, we would require additional financing to meet our obligation. There can be no assurance that we would be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. See Note 16.

          The event of default on the STAR Note created an event of default of certain provisions of debt outstanding with Laurus Master Fund Ltd. (Laurus), our senior secured lender. As a result, the entire balance of the amount owed to Laurus, which totaled $8.8 million at December 31, 2005 has been classified as a current liability at December 31, 2005 as it is callable. We believe we have a good relationship with Laurus; however, there is uncertainty regarding our ability to comply with required debt covenants in the future which places the debt in a position to be called due. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on future financial results as well as the arbitration proceeding discussed above and, should we continue to be in breach of the covenants on the debt, our ability to restructure or otherwise amend the terms of that debt. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

          Management’s plans in regard to these matters are as follows:

          If we continue to be in default of our covenants in the future, we would, as we have in the past, seek to obtain amendments to the debt or waivers of the covenants so that we are no longer in violation.

          While we believe we will execute our current business plan that calls for growth in the business, we will also institute various cost controls to reduce operating expenses where necessary. This includes the timely monitoring of labor and selling, general and administrative costs.

(2)	Share and Per Share Data

          In accordance with generally accepted accounting principles, and as a result of the MSI acquisition being accounted for as a reverse merger, all share and per share data prior to the MSI acquisition have been retroactively adjusted to reflect the 0.3089 to one exchange of shares occurring in connection with the merger with MSI, in a manner similar to a reverse stock split, with the difference in par value being recorded through an offset to additional paid-in-capital.

          On April 12, 2005, our Board of Directors (the “Board”) and the holders of the required number of shares of our capital stock approved an amendment to our Articles of Incorporation to effect a one-for-ten reverse stock split effective June 9, 2005. All references to shares, options, and warrants in the year ended December 31, 2005 and in prior periods, have been adjusted to reflect the post-reverse split amounts.

(3)	Summary of Significant Accounting Policies

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have recorded transactions that include the issuance of options and warrants to purchase shares of our preferred and common stock. The accounting for such securities is based upon fair values of our equity securities and other valuation criteria that were determined by our Board and us. We believe these estimates of fair value are reasonable. Other significant estimates made by us include those related to fair values of acquired intangible assets, and the establishment of an allowance for estimates of uncollectible accounts receivable.

Reclassifications

          Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(3)	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

          We consider all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

          We have restricted cash of $80,956 at December 31, 2005, (classified as a non-current asset) which secures a letter of credit issued in connection with an operating lease (Note 9).

Property and Equipment

          Property and equipment, if acquired at the formation date of MSI or through acquisition, have been recorded at the estimated fair value at the acquisition date. Otherwise, all other property and equipment have been recorded at cost. Property and equipment are depreciated on a straight-line basis over their respective estimated useful lives ranging from two to seven years. Equipment recorded under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or estimated useful life of the asset.

Impairment of Long-Lived Assets

          In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review the carrying value of long-lived assets, including property and equipment and amortizable intangible assets, to determine whether there are any indications of impairment. Impairment of long-lived assets is assessed by a comparison of the carrying amount of an asset to expected future cash flows to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Goodwill and Correction of Error in Accounting for Goodwill

          Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. We test goodwill for impairment in the fourth quarter each year.

          With the acquisitions of Incentra of CA in February 2005 and PWI in March 2005, we recorded goodwill of $6,177,686 and $3,831,534, respectively. The fair value of our reporting units used in determination of the goodwill impairment is computed using the expected present value of associated future cash flows. As more fully discussed in Note 16, operating profits and cash flows were lower than expected in the fourth quarter of 2005 for Incentra of CA. Based on that trend, the earnings forecast for the next five years was revised. Therefore, during the fourth quarter of 2005 we determined that the goodwill associated with the Incentra of CA acquisition was impaired and accordingly recorded an impairment loss of $4,151,450.

          Prior to the MSI acquisition, MSI accounted for an investment in common stock and warrants of FPDI using the equity method of accounting. The excess estimated fair value of FPDI’s common stock and warrants over MSI’s share of FPDI’s net assets at the date of the investment purchase (July 31, 2002), was recognized as goodwill. In 2004, MSI reviewed such goodwill for impairment and recognized an impairment loss when there was a loss in value in the equity method investment, which was other than a temporary decline. For the year ended December 31, 2004, MSI recorded an impairment loss of $198,280.

          In connection with preparing the December 31, 2005, consolidated financial statements, management determined that an error was made in accounting for goodwill recognized in connection with business acquisitions that occurred in the first quarter of 2005. As a result of the error, goodwill was overstated by approximately $4.5 million and shareholders’ deficit was understated by the same amount at March 31, June 30, and September 30, 2005. There was no effect on the Company’s consolidated statements of operations for the year ended December 31, 2005 or for any quarter of 2005 as a result of this error. The error was corrected in the fourth quarter of 2005 by decreasing goodwill and increasing shareholders’ deficit by $4.5 million.

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

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(3)	Summary of Significant Accounting Policie (continued)

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

          Revenues from storage services are recognized at the time the services are provided and are billed on a monthly basis. Fees received for up-front implementation services are deferred and recognized over the term of the arrangement. Deferred revenue is recorded for billings sent to or paid by customers for whom we have not yet performed the related services.

          Revenues from product sales, including the resale of third-party maintenance contracts, are recognized when shipped. Consulting revenues are recognized when the services are performed.

Cost of Revenue

          Cost of revenue consists primarily of direct labor, cost of hardware, depreciation ($1,091,321 in 2005 and $2,014,156 in 2004), amortization, third party royalties and licenses and facilities costs.

Advertising Expenses

          All advertising and promotion costs are expensed as incurred. Total advertising expenses incurred were $60,586 and $80,844 for the years ended December 31, 2005 and 2004, respectively.

Software Development Costs

          We account for costs related to software developed for internal use and marketed for external use in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. MSI’s GridWorks software product is used internally for providing services to our customers and is also marketed separately as a stand-alone product. FPDI’s DIVArchive software product is marketed solely as a stand-alone product. As required by SFAS No. 86, we capitalize costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and future revenue for the product, but with an annual

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(3)	Summary of Significant Accounting Policies—(continued)

amortization amount at least equal to the straight-line amortization over an estimated useful life of three years. For the years ended December 31, 2005 and 2004, capitalized software development costs, which related primarily to enhancements to the Company’s GridWorks and DIVArchive software solutions totaled $1,604,404 and $1,044,325, respectively. These costs are amortized on a straight-line basis over the estimated life, typically three years. For the years ended December 31, 2005 and 2004, $592,259 and $384,974, respectively, were charged to expense. As of December 31, 2005, the unamortized portion of software development costs was $2,133,203.

Deferred Loan Costs

          Deferred loan costs, included in other non-current assets, are amortized over the three-year term of the related loan using the straight-line method.

Research and Development Costs

          Research and development costs are expensed as incurred. For the years ended December 31, 2005 and 2004, research and development costs were $101,760 and $134,793, respectively.

Foreign Currency Translation and Transactions

          The balance sheet accounts of our international subsidiary (Front Porch Digital International, SAS) are translated using the exchange rate in effect at the balance sheet date, and the results of operations are translated at the average exchange rates during the year. At December 31, 2005, we reported a cumulative translation loss of $103,235, as a component of accumulated other comprehensive income (loss). We are also subject to foreign exchange transaction exposure when our subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the years ended December 31, 2005 and 2004 were losses of $43,209 and $24,756, respectively.

          In June 2004, we began managing our foreign currency cash flow exposure through the use of $/Euro forward contracts, which are considered derivative instruments and which are recorded as either an asset or liability, measured at fair value. Changes in fair value are recognized in the statement of operations. We recorded a $59,900 realized gain on these contracts during the year ended December 31, 2005, which represented the change in the fair value of the foreign currency forward contract related to the difference between changes in the spot and forward rates excluded from the assessment of hedge effectiveness. We recorded a realized loss of $144,086 and an unrealized loss of $134,500 on these contracts during the year ended December 31, 2004. We had no contracts outstanding at December 31, 2005.

Accounting for Obligations and Instruments Potentially Settled in the Company’s Common Stock

         We account for obligations and instruments potentially to be settled in our stock in accordance with Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” (“EITF No. 00-19”) This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock.

          Under EITF No. 00-19 contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, we report changes in fair value in earnings and disclose these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

Per Share Data

          We report our earnings (loss) per share in accordance with SFAS No. 128, “Accounting for Earnings Per Share”. Basic loss per share is calculated using the net loss allocable to common shareholders divided by the weighted average common shares outstanding during the period. In accordance with accounting requirements for reverse mergers and stock splits, the historical loss per share amounts have been retroactively restated to reflect our capital structure. Due to our net losses for the periods presented, shares from the assumed conversion of outstanding warrants, options, convertible preferred stock and convertible debt have been omitted from the computations of diluted loss per share for the years ended December 31, 2005 and 2004 because the effect would be antidilutive. 13.2 million and 10.1 million shares of common stock issuable upon the conversion of outstanding convertible preferred stock, the exercise of options and warrants, and restricted stock totaling 23.3 million shares have been omitted from the computations of basic and diluted loss per share for the year ended December 31, 2005 and 2004, respectively, because the effect would be antidilutive.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(3)	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

          We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees”, and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25”, to account for our fixed-plan stock options. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net loss if the fair value-based method had been applied to all outstanding and unvested awards in the years ended December 31, 2005 and 2004. All amounts except per share amounts in (000’s):

	Years ended December 31,

	2005	2004

Net loss before amounts attributable to common shareholders, as reported	$(14,226)	$(10,438)
Add stock-based employee compensation expense included in reported net loss, net of tax	521	1,191
Deduct total stock-based employee compensation expense determined under
fair value-based method for all awards, net of tax	(1,837)	(1,853)

Pro forma net loss before deemed dividends and accretion on preferred stock	$(15,542)	$(11,100)

Net loss per weighted average common share outstanding—basic and diluted — pro forma	$(1.45)	$(2.44)

Net loss per weighted average common share outstanding—basic and diluted — as reported	$(1.34)	$(2.31)

          In determining the fair value of stock options granted by us in 2005, and thus determining pro forma compensation expense under the fair value method, we utilized the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, risk free interest rates ranging from 3.64% to 4.36%, expected volatility ranging from 111% to 113%, and expected lives of three years. The weighted average fair value of these options granted during 2005 was $1.62.

          In determining the fair value of stock options granted by us in 2004, and thus determining pro forma compensation expense under the fair value method, we utilized the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, risk free interest rates ranging from 1.2% to 2.09%, expected volatility of 143%, and expected lives of three years. The weighted average fair value of these options granted during 2004 was $2.80.

          For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the vesting period of the related options. Previously recognized compensation expense for forfeited options was included as a reduction of compensation expense in the period of forfeiture.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(3)	Summary of Significant Accounting Policies (continued)

Financial Instruments

          The carrying amounts of financial instruments held by us, which include cash equivalents, restricted cash, accounts receivable, and accounts payable, approximate fair value due to their short duration. The carrying values of note payable and other non-current obligations approximate fair values based upon market rates currently available us. The fair value of a Letter of Credit issued in conjunction with a lease agreement (Note 8) approximates the fees paid to obtain it.

Concentrations of Credit Risk

           We sell our products and services throughout the United States, Europe, Asia and the Pacific Rim. We perform periodic credit evaluations of our customers’financial condition and generally do not require collateral. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible. Credit losses have been within management’s expectations. For the year ended December 31, 2005, aggregate revenues from customers located in Europe, Asia and the Pacific Rim amounted to $13.4 million or 26% of total revenue, while revenues from customers located in North America totaled $37.4 million or 74% of total revenue. For the year ended December 31, 2004, aggregate revenues from customers located in Europe, Asia and the Pacific Rim amounted to $4.7 million or 35% of total revenue, while revenues from customers located in North America totaled $8.6 million or 65% of total revenue. For the year ended December 31, 2005, one customer accounted for 11% of total revenues. One customer accounted for 16% of accounts receivable at December 31, 2005. For the year ended December 31, 2004, revenue from two customers individually accounted for approximately 13% and 11% of total revenues.

          The following is a breakdown of our revenues and long-lived assets by geographic area (in thousands):

Year Ended December 31, 2005
	North America	Europe/Asia*	Total
Revenues	$37,420	$13,412	$50,832
Long-lived assets, net	1,625	605	2,230

Year Ended December 31, 2004

Revenues	8,575	4,710	13,285
Long-lived assets, net	1,779	674	2,453

*The geographic breakout by country is not practical to obtain.
Long-lived assets includes Property, Plant and Equipment

Recently Issued Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for us during the first quarter of 2006. We have evaluated the provisions of this standard, and we expect that the implementation of this standard will have a material impact on our financial position and results of operations.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 “Accounting Changes” required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principles. This statement requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We do not expect this statement to have a material impact on our financial position or results of operations.

(4)	Acquisitions

(A) Acquisition of Incentra of CA, formerly known as STAR Solutions of Delaware, Inc.

          On February 18, 2005 (the “STAR Closing Date”), we acquired all of the outstanding capital stock of Incentra of CA. The acquisition was effected pursuant to an Agreement and Plan of Merger (the “STAR Merger Agreement”). The results of operations of Incentra of CA are included in our consolidated financial statements beginning on February 18, 2005.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(4)	Acquisitions (continued)

A) Acquisition of Incentra of CA, formerly known as STAR Solutions of Delaware, Inc. (continued)

          Pursuant to the STAR Merger Agreement, the purchase price consisted of (i) a cash payment of $1,500,000, (ii) the issuance of 1,261,756 unregistered shares of our common stock valued at $3,136,364 (based upon the market price three days before and after the acquisition date) and (iii) the issuance of an unsecured convertible promissory note for $2,500,000 (the “STAR Note”). We entered into a consulting agreement with the seller pursuant to which we agreed to pay consulting fees in the amount of $500,000 which was included as part of the purchase price. We paid approximately $400,000 in investment banking fees associated with the transaction.

          Interest on the STAR Note accrues at an annual rate of 0.5%, which has been discounted by $300,000 to reflect a fair value rate of interest. The remaining principal of $2,374,139 is payable in eight consecutive quarterly payments of $251,722, which commenced on August 1, 2005, and a single payment of $377,583 on August 1, 2007 (each of the foregoing dates, a “STAR Payment Due Date”). We elected not to make the August 1, 2005 payment within the grace period allowed under the STAR Note, which created an event of default on the STAR Note as of August 11, 2005. As of December 31, 2005, we reclassified $1.3 million of the debt to current liabilities based on the default, as the debt is now callable. Refer to Note 16.

          All or a portion of the outstanding principal and interest due under the STAR Note may be converted by the holder into shares of our common stock at any time from the end of each calendar quarter immediately preceding a STAR Payment Due Date until and including one day prior to such STAR Payment Due Date. The STAR Note is initially convertible at a conversion price equal to the greater of (i) $4.00 or (ii) seventy percent (70%) of the average closing price of our common stock, as reported on the Over-The-Counter Bulletin Board, for the ten (10) consecutive trading days ending on and including the last day of the calendar quarter immediately preceding the applicable STAR Payment Due Date. As of December 31, 2005 and pending the results of the arbitration proceedings described in Note 16, the principal balance on the STAR Note was convertible into a maximum of 593,535 shares of our common stock. Our obligations under the STAR Note are not secured by any of our assets.

          Concurrent with the consummation of the acquisition, we entered into a registration rights agreement with the seller, pursuant to which, at any time after March 1, 2006, the seller shall have the right to cause us to register under the Securities Act of 1933, as amended, the shares of common stock issued to the seller in the acquisition and the shares of common stock issuable upon conversion of the STAR Note. The agreement also provides that, after March 1, 2006, the seller shall have ‘piggy-back’ registration rights.

          The following represents the purchase price allocation at the date of the Incentra of CA acquisition:

Cash and cash equivalents	$1,597,498
Other current assets	824,998
Property and equipment	20,909
Other assets	7,005
Goodwill.	6,177,686
Customer relationships (5 year life)	540,000
Current liabilities	(1,473,088)

Total purchase price	$7,695,008

          The purchase price allocation was considered final as of December 31, 2005. As a result of the goodwill impairment test we completed in the fourth quarter of 2005 in accordance with SFAS 142, the amount allocated to goodwill was considered impaired and a loss of $4,151,450 was charged to income in the fourth quarter of 2005.

          In connection with the acquisition, on February 18, 2005, Incentra of CA obtained a revolving line of credit from a bank that provided for borrowings until March 1, 2007, of up to $5,000,000. This line of credit and all the related accrued interest were paid in full on July 5, 2005 in connection with the New Laurus Financing Agreement as discussed in Note 9(C).

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(4)	Acquisitions (continued)

B) Acquisition of PWI Technologies, Inc.

          On March 30, 2005 (the “PWI Closing Date”), we acquired all of the outstanding capital stock of PWI. The acquisition was effected pursuant to a Stock Purchase Agreement, dated as of the PWI Closing Date (the “PWI Stock Purchase Agreement”).

          The purchase price of PWI consisted of $2,350,000 in cash and 841,934 shares of our common stock valued at $1,683,868 (based upon the market price three days before and after the acquisition date). In addition, the former PWI shareholders have the opportunity to earn an additional $200,000 in cash and $1,000,000 in our common stock based upon achieving certain earn out requirements. During the year ended December 31, 2005, the former PWI shareholders achieved a partial earn out of $100,000 which was paid to them in cash. As a result of the earn out payment, the purchase price (goodwill) was increased by $100,000. Should PWI exceed the earn-out requirements, its former shareholders can earn additional common stock having a value equal to PWI’s EBITDA contribution over the earn out requirement. We paid approximately $250,000 in investment banking fees in connection with the transaction.

          Concurrently with the consummation of the acquisition, we granted registration rights with respect to the shares of our common stock issued in the acquisition. Pursuant to the registration rights agreement, at any time after March 31, 2006, the holders of such rights shall have the right to cause us to register under the Securities Act of 1933, as amended, the shares of our common stock issued on the PWI Closing Date and the shares of common stock issuable pursuant to the earn-out described above. The agreement also provides that, after March 31, 2006, the holders have “piggy-back” registration rights with respect to such shares.

          In connection with the consummation of the acquisition, the Chief Executive Officer of PWI prior to the acquisition was appointed President of PWI. PWI entered into an “at-will” employment agreement dated as of the PWI Closing Date that provides that the President will receive an initial annual base salary of $211,500. The employment agreement also provides that the President may terminate the agreement upon thirty (30) days prior written notice and that PWI may terminate employment, with or without cause, at any time upon written notice. In addition, the President’s right to receive his pro rata share of the earn-out described above is subject to his continued employment with PWI for a period of at least one year from the date of the agreement, except in cases of his death or disability.

          The following represents the purchase price allocation at the date of the PWI acquisition:

Cash and cash equivalents	$74,297
Other current assets	7,009,601
Property and equipment	173,610
Other assets	28,010
Goodwill	3,831,534
Customer relationships (5 year life)	310,000
Current liabilities	(6,877,351)
Other liabilities	(64,564)

Total purchase price	$4,485,137

          The purchase price allocation was considered final as of December 31, 2005.

          Financing for the cash component of the acquisition was provided by a bank through an existing line of credit (“LOC”) that was established as part of the acquisition of Incentra of CA. In connection with the financing, the LOC was amended to make PWI a co-borrower under the agreements and to modify certain financial covenants to accommodate the addition of PWI to the LOC. The LOC and related accrued interest were paid in full on July 5, 2005, in connection with the New Laurus Financing Agreement, as discussed in Note 9 (C) to these consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(4)	Acquisitions (continued)

C) Acquisition of ManagedStorage International, Inc.

          On August 18, 2004 (the “MSI Acquisition Date”), we acquired all of the outstanding capital stock of MSI. The acquisition of MSI by us was accounted for as a reverse merger because on a post-merger basis, the former MSI shareholders held, immediately following the acquisition on the MSI Acquisition Date, a majority of our outstanding common stock on a voting and diluted basis. As a result, MSI was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented herein include the financial statements of MSI for all periods prior to the MSI Acquisition Date and the financial statements of the consolidated companies from the MSI Acquisition Date forward. Historical share and per share amounts for periods prior to the MSI Acquisition Date have been retroactively restated to reflect the exchange ratio established in the transaction, in a manner similar to a reverse stock split, with the difference in par values being recorded as an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (MSI) has been carried forward after the MSI Acquisition. The MSI Acquisition was also accounted for as a step acquisition as it occurred in multiple steps over the period from July 31, 2002, when MSI sold to us its French subsidiary. After the acquisition of MSI, the former MSI shareholders beneficially owned approximately 64% of our outstanding common stock, after giving effect to the conversion of the Series A Preferred Stock.

D) Proforma Results

          The following unaudited pro forma financial information presents our combined results of operations as if the acquisitions described in (A), (B) and (C) above had occurred as of the beginning of each of the periods reported below. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported by us had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of our future consolidated results of operations or financial condition. Unaudited pro forma results were as follows for the years ended December 31, 2005 and 2004:

	For the years ended December 31,

	2005	2004

	(Unaudited)	(Unaudited)
Revenue	$61,275,697	$56,517,509
Cost of revenue	43,412,888	39,744,908

Gross margin	17,862,809	16,772,601
Operating expenses	29,720,088	25,677,685

Loss from operations	(11,857,279)	(8,905,084)
Other expense, net	(1,795,951)	(3,403,691)
Income tax expense	(470,641)	(400,000)

Net loss	(14,123,871)	(12,708,775)
Dividends on redeemable preferred stock	—	(348,493)
Accretion of redeemable preferred stock to redemption amount	(2,617,566)	(990,826)

Net loss applicable to common shareholders	$(16,741,437)	$(14,048,094)

Net loss per share applicable to common shareholders-basic and diluted	$(1.33)	$(1.31)

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(5)	Property and Equipment

          Property and equipment consists of the following as of December 31, 2005:

Computer equipment	$4,865,823
Software	1,591,440
Office furniture and equipment	631,135
Leasehold improvements	63,246
Assets under construction	114,886

7,266,530
Less accumulated depreciation	(5,036,329)

$2,230,201

          Depreciation expense for the years ended December 31, 2005 and 2004 was $1,557,068 and $2,197,213, respectively.

          Included in property and equipment is equipment under capital lease with a cost of $1,512,476 and accumulated depreciation of $669,278 at December 31, 2005.

(6)	Intangible Assets

          Intangible assets consist of the following as of December 31, 2005:

Acquired customer base—FPDI (life of 10 years)	$10,039,786
Intellectual property—DIVArchive (life of 5 years)	6,600,000
Acquired customer base—MSI (life of 3 years)	2,599,714
Acquired customer relationships—Incentra of CA (life 5 years)	540,000
Acquired customer relationships—PWI (life 5 years)	310,000

20,089,500
Less accumulated amortization	(6,404,141)

Intangible assets, net	$13,685,359

          Amortization expense for the years ended December 31, 2005 and 2004 was $3,867,068 and $1,776,473, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

Year ending December 31:
2006	$2,515,030
2007	2,493,978
2008	2,493,978
2009	1,979,007
2010	1,032,978
Thereafter	3,170,388

$13,685,359

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(7)	Accrued expenses

          Accrued expenses consisted of the following as of December 31, 2005:

Wages, benefits and payroll taxes	$2,687,296
Professional fees	420,229
Customer Deposits	263,738
Taxes, other than income taxes	632,074
Other accrued payables	1,341,138

$5,344,475

(8)	Commitments and Contingencies

          We have employment agreements with certain executives that provide for up to one year of salary upon termination with the Company.

          We lease facilities and equipment under non-cancelable capital and operating leases. Rental expense relating to operating leases was $1,176,399 and $536,192 for the years ended December 31, 2005 and 2004, respectively. Certain of the operating lease agreements have renewal provisions, which range from month-to-month to 24-month terms.

          A letter of credit was entered into as additional security for an operating lease due to our limited cash resources at the time the lease was signed. The agreement requires a letter of credit in decreasing amounts through the expiration of the lease on September 30, 2007. The letter of credit expires on April 1st of every year and is automatically extended without written amendment every year and would be used to pay rent on the Broomfield, Colorado facility if we were unable to make the monthly rent payments. At December 31, 2005, the amount of the letter of credit is $80,956. The letter of credit is secured by restricted cash in the same amount.

          Future minimum lease payments as of December 31, 2005 are as follows:

	Capital leases	Operating leases

Year ending December 31:
2006	$853,936	$706,781
2007	28,035	538,251
2008	7,314	184,823
2009	—	113,038
2010 and thereafter	—	440,311

Total minimum lease payments	889,285	$1,983,204

Less amounts representing interest	(57,750)

Present value of minimum lease payments	$831,535

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(9)	Note Payable, Capital Leases, and Other Long-Term Obligations

          The following is a summary of our long-term debt as of December 31, 2005:

Senior secured convertible note (A)	$2,262,968
Capital leases (B)	831,535
Line of credit (C)	5,513,244
STAR Note (D)	2,106,281
Other obligations (E)	656,545

11,370,573
Less current portion	(11,066,921)

Long-term portion	$303,652

(A)	Senior Secured Convertible Note

          On the MSI Acquisition Date, liabilities assumed in the MSI Acquisition included the fair value of a convertible note. This convertible note originated on May 13, 2004, when we consummated a private placement pursuant to which we issued a secured convertible term note due May 13, 2007 in the principal amount of $5,000,000 (the “Laurus Note”), and we issued a common stock purchase warrant entitling the holder to purchase 443,500 shares of common stock (the “Laurus Warrant”) at $4.80 per share. The Laurus Note and the Laurus Warrant were sold to Laurus Master Fund, Ltd. (“Laurus”), for a purchase price of $5,000,000. The principal and unpaid interest on the Laurus Note is convertible into shares of our common stock at a price of $3.00 per share, subject to adjustments for standard antidilution provisions.

          In connection with the issuance of the Laurus Note, we recorded the fair value of the Laurus Warrant as a debt discount in the amount of approximately $1.8 million based upon the Black-Scholes option-pricing model, resulting in an imputed interest rate of 37%. This discount is being amortized to earnings as additional interest expense over the term of the Laurus Note. Accordingly, we have recorded $500,096 and $209,317 of additional non-cash interest expense relating to the amortization of the discount for the years ended December 31, 2005 and 2004, respectively.

          In accordance with EITF 00-19, we initially accounted for the fair value of the Laurus Warrant as equity. As discussed below, in the fourth quarter of 2004, due to an October 2004 change in the Laurus Note conversion terms, our authorized and unissued shares available to settle the Laurus Warrant (after considering all other commitments that may require the issuance of stock during the maximum period the Laurus Warrant could remain outstanding) were determined to be insufficient. As a result, we reassessed and reclassified the value of the Laurus Warrant to a liability at the reassessment date. However, as a result of the one-for-ten reverse stock split effected on June 9, 2005, there are now sufficient authorized and unissued common shares to settle the Laurus Warrant, and it is again included in equity at December 31, 2005. During the years ended December 31, 2005 and 2004, we recorded a gain of $390,280 and $0, respectively, on these contracts. The appropriateness of the classification of the Laurus Warrant is reassessed at each balance sheet date.

          The Laurus Note provides for monthly payments of interest at a rate per annum equal to the prime rate plus 1%, which is subject to reduction if the market price of our common stock exceeds certain designated thresholds. However, the rate cannot be less than 5% per annum. The Laurus Note also provides for monthly amortization of principal, which commenced on September 1, 2004, at the rate of $45,455 per month and increased to approximately $159,000 per month beginning in March 2005, with the balance payable on the maturity date. However, due to an event of default on the STAR Note (see Notes 4(A) and 16), all amounts due under the Laurus Note have been reclassified to current liabilities at December 31, 2005. Laurus has the option to receive shares of our common stock in lieu of debt service payments at a fixed price of $3.00 per share. The Laurus Note is collateralized by a security interest in all of our assets. The Laurus Warrant entitles the holder to purchase, at any time through May 13, 2011, up to 443,500 shares of our common stock at a price of $4.80 per share, subject to standard antidilution adjustments.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(9)	Note Payable, Capital Leases, and Other Long-Term Obligations (continued)

(A)	Senior Secured Convertible Note (continued)

          Pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Laurus, for so long as 25% of the original principal amount of the Laurus Note is outstanding, we may not directly or indirectly declare or pay any dividends without the prior written consent of Laurus. The Securities Purchase Agreement also requires the written consent of Laurus in connection with any liquidation, material reorganization or issuance of certain additional indebtedness of the Company.

          On October 26, 2004, we entered into an Amendment and Waiver (the “Amendment and Waiver”) with Laurus that amended the Securities Purchase Agreement and certain other documents and waived certain events of default under certain of such loan documents. Pursuant to the Amendment and Waiver, the parties agreed to reduce the “Fixed Conversion Price” set forth in the Laurus Note from $5.00 to $3.00 per share and to amend the Master Security Agreement to provide for a “Lockbox Deposit Account” to be maintained by us and our subsidiaries under the Master Security Agreement. Lockbox remittances do not automatically reduce the debt outstanding unless an event of default has occurred. Laurus further agreed to (i) release to us approximately $3 million, which represented all funds then remaining in a restricted account (less outstanding accrued interest and fees); (ii) postpone until the maturity date of the Laurus Note the monthly principal payable by us under the Laurus Note from November 1, 2004 through February1, 2005; (iii) waive certain events of default, and all fees and default interest rates applicable to such events of default; (iv) extend the time for our subsidiaries to be joined as a party to the Master Security Agreement; (v) waive all fees and default interest arising from our failure to pay the liquidated damages set forth in the Registration Rights Agreement and further waive any liquidated damages due and payable to Laurus by us.

          In consideration of the waivers, we issued a seven-year warrant to Laurus to purchase 50,000 shares of our common stock with an exercise price of $5.00 per share. We further agreed to register under the Securities Act the resale of the shares of common stock issuable upon exercise of the new warrant and the additional shares of our common stock issuable to Laurus upon conversion of the Laurus Note due to the adjustment of the Fixed Conversion Price. We valued the additional warrant at $89,000, which represents the total liquidated damages waived by Laurus as a result of the Amendment and Waiver. We recorded this amount as a liability and additional interest expense during the quarter ended December 31, 2004. In connection with the reverse stock split discussed above, the fair value of the additional warrant was reclassified to additional paid-in capital on June 9, 2005. On February 17, 2005, we entered into an Amendment and Waiver (the “Second Amendment and Waiver”) with Laurus that waived certain events of default under the Registration Rights Agreement (as amended on October 25, 2004) and the Laurus Note. Pursuant to the Second Amendment and Waiver, Laurus agreed to waive all fees and default interest arising from our failure to pay the liquidated damages set forth in the Registration Rights Agreement and to waive any liquidated damages due and payable to Laurus in connection with our failure to maintain the effectiveness of the Registration Statement.

          On February 18, 2005, we entered into a Waiver and Subordination Agreement with Laurus (the “Laurus Subordination”). The Laurus Subordination waived our obligation under the Securities Purchase Agreement to cause Incentra of CA to become a party to the Master Security Agreement. Pursuant to the Laurus Subordination, Laurus also agreed to subordinate to a lender its security interest in the accounts receivable and other rights to payments, general intangibles, equipment and inventory of Incentra of CA.

          On February 18, 2005, in satisfaction of $375,000 of liquidated damages to be incurred due to our failure to maintain the effectiveness of the registration statement, we issued to Laurus an immediately exercisable seven-year warrant to purchase 362,500 shares of common stock at an exercise price of $2.60 per share (the “Additional Warrant”) and further agreed to register under the Securities Act the resale of the shares of common stock issuable upon exercise of the Additional Warrant. The Additional Warrant was valued at $375,000 and was recorded as a liability on the issuance date. We amended our registration statement on April 14, 2005 to include the shares issuable upon exercise of the additional warrant and such registration statement was declared effective by the Securities and Exchange Commission on April 25, 2005. As a result, we expensed $300,000 for the liquidated damages. In connection with the reverse stock split discussed above, the fair value of this additional warrant was reclassified to additional paid-in capital on June 9, 2005.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(9)	Note Payable, Capital Leases, and Other Long-Term Obligations (continued)

(A)	Senior Secured Convertible Note (continued)

          During the year ended December 31, 2005, we agreed to five amendments with Laurus to the Laurus Note pursuant to which $884,903 of principal was converted to our common stock on or after April 28, 2005. The conversion price for each amendment was $1.48, $1.40, $1.52, $1.30 and $1.30, respectively, following each amendment. During the year ended December 31, 2005, Laurus converted this $884,903 under the Laurus Note into 716,669 shares of our common stock. The conversion was deemed beneficial, and, as a result, additional interest expense of $226,000 was recorded during the year ended December 31, 2005.

          See Note 17 for subsequent changes to the senior credit facility with Laurus effective February 6, 2006.

(B) Capital Leases

          On November 20, 2003, we entered into a capital lease line of credit agreement (the “Lease Line”) for $1,500,000 with a third-party lender. The term of the agreement was for term leases ranging from 12 to 18 months. The interest rate on the Lease Line ranges from 10.514% per annum to 10.731% per annum. As of December 31, 2005, we had drawn $1,470,507 on the Lease Line and $29,493 of the Lease Line expired unused. The original borrowing under the Lease Line was repaid in full on October 1, 2005.

          On March 2, 2005, we entered into an amendment to the Lease Line. Under this amendment, we could draw an additional $500,000 (the “New Credit Facility”) for equipment purchases through June 30, 2005 of which we used $497,667. The amendment also grants us a call option to purchase equipment from the lessor. With respect to $2,333 of the New Credit Facility amount that was unfunded on June 30, 2005, we paid the lessor 5% of such unfunded amount upon demand by the lessor. The term of the agreement is for 15 months with an interest rate of 14.96% per annum. The New Credit Facility is to be repaid in monthly principal and interest installments through September 2006. The unpaid balance at December 31, 2005 was $278,207.

          On September 11, 2005, we entered into Amendment No. 2 to the Lease Line. Under this amendment, we may draw an additional $1,000,000 (the “Amended Credit Facility”) for equipment purchases through December 31, 2005. The amendment also grants us a call option to purchase equipment from the lessor. The terms of the agreement are for lease terms of 12-15 months with interest rates ranging from 14.964% to 15%. The Amended Credit Facility is to be repaid in monthly principal and interest installments through September 2006. During the year ended December 31, 2005, we have drawn $546,527 on the lease line. The unpaid balance at December 31, 2005 was $465,564.

          On September 11, 2005, we also entered into Amendment No. 1 (the “Warrant Amendment”) to amend 6,954 warrants held by the lessor, that were issued in connection with the original Lease Line. The Lease Line Warrant Amendment reduced the exercise price of warrants issued to the lessor with the original Lease Line from $10.35 per warrant to $6.02 per warrant. The impact of the re-pricing of the warrants on the consolidated financial statements was not material.

(C) Line of Credit

          On February 18, 2005, Incentra of CA obtained a revolving line of credit from Wells Fargo Bank, N.A. that provided for borrowings, from time to time until March 1, 2007, of up to $5,000,000. The LOC Note was repaid in full on July 5, 2005 in connection with the financing, discussed below.

          On June 30, 2005, we entered into a Security Agreement with Laurus pursuant to which Laurus provided us a $9 million revolving, convertible credit facility (the “2005 Facility”). The term of the 2005 Facility was three years. In connection with the 2005 Facility, we executed in favor of Laurus a $9 million Secured Revolving Note (the “Revolver Note”). Borrowings under the 2005 Facility accrue interest at a rate per annum equal to the “prime rate” (as published in The Wall Street Journal) plus 1%, which is subject to reduction if the market price of our common stock exceeds certain designated thresholds. Pursuant to the 2005 Facility, the minimum initial amount available to us, until December 31, 2005, was $6.0 million. Thereafter, the maximum principal amount of all borrowings under

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(9)	Note Payable, Capital Leases, and Other Long-Term Obligations (continued)

(C) Line of Credit (continued)

the 2005 Facility cannot exceed 90% of the combined eligible accounts receivable of PWI and Incentra of CA. At December 31, 2005, the outstanding principal balance on the 2005 Facility was $5.5 million, net of debt discount of $0.5 million.

          Pursuant to the Revolver Note, Laurus has the option to convert borrowings under the 2005 Facility into shares of our common stock. The first $3 million of borrowings are convertible into shares of our common stock registered under the Securities Act of 1933, as amended (the “Act”), at a fixed conversion price of $2.05 (as adjusted for dilutive issuances, stock splits, stock dividends and the like, “as adjusted”). The second $3 million of borrowings are convertible into unregistered shares of our common stock at a fixed conversion price of $2.56, as adjusted. The last $3 million of borrowings are convertible into unregistered shares of our common stock at a fixed conversion price of $2.99. Each conversion is subject to adjustment for standard antidilution provisions.

          On July 5, 2005, we requested, and Laurus agreed to lend, an initial draw under the 2005 Facility of $6.0 million, of which approximately $4.4 million was used to extinguish, in full, our indebtedness to Wells Fargo Bank, N.A. and the balance of the initial draw, less expenses of the 2005 Facility, was used for general corporate and working capital purposes.

          Borrowings under the 2005 Facility are collateralized by a security interest in substantially all of our assets, including a pledge to Laurus of all of the outstanding capital stock of PWI and Incentra of CA. Repayment of borrowings under the 2005 Facility is guaranteed by PWI and Incentra of CA pursuant to a Subsidiary Guaranty in favor of Laurus.

          In connection with the financing, we issued Laurus a warrant that entitles Laurus to purchase, at any time through June 30, 2012, up to 400,000 shares of our common stock at a price of $2.63 per share, subject to adjustment for standard antidilution provisions (the “2005 Warrant”). The value of the warrant was determined, using the Black-Scholes model, to be $0.6 million and is recorded as a debt discount at September 30, 2005. The discount is being amortized to earnings as additional interest expense over the term of the 2005 Facility.

          In connection with the 2005 Facility, we paid Laurus approximately $359,000, comprised of a facility fee of $324,000 (representing an annual fee equal to 1.2% of the 2005 Facility payable in advance at closing) and reimbursement of $35,000 of Laurus’ expenses, of which $344,000 were recorded as deferred financing costs. The deferred financing costs will be amortized to interest expense over the life of the 2005 Facility.

          The LOC Note was repaid in full in February 2006 in connection with the New Laurus LOC financing, discussed in Note 17.

(D) STAR Note

          Pursuant to the STAR Merger Agreement, we issued an unsecured convertible promissory note for $2,500,000 as more fully described in Note 4(A) and in Note 16.

(E) Other Obligations

          At December 31, 2005, we have $656,545 in other long-term obligations related to contracts with vendors and certain consulting agreements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(9)	Note Payable, Capital Leases, and Other Long-Term Obligations (continued)

          Aggregate annual maturities of long-term debt are as follows:

	Senior secured convertible note, net of discount (1)	Capital Leases	Line of Credit (1)	STAR Note (1)	Other obligations

2006	$2,262,968	$797,867	$5,513,244	$2,106,281	$386,561
2007		26,569			202,567
2008	—	7,099			67,417

	$2,262,968	$831,535	$5,513,244	$2,106,281	$656,545

(1)	As a result of the events of default, these balances have been reported as current obligations regardless of stated maturity dates.

(10)	Convertible Redeemable Preferred Stock and Common Stock

          The Company’s authorized capital stock at December 31, 2005 consists of the following:

(a) Preferred Stock

Preferred Stock

          We have authorized 2,500,000 shares of preferred stock, nonvoting, par value $.001. As of the date of this report, none of the shares are issued or outstanding.

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

(b) Common Stock

          At December 31, 2005, we had 13,326,810 shares issued and outstanding.

(11) Employee Stock Option Plans

          We currently have two employee stock option plans - one plan that was originally established under MSI, and one that was originally established under Front Porch Digital, Inc. (“Incentra Option Plan”). As of the date of the MSI acquisition, we adopted the Incentra Option Plan. In connection with the MSI acquisition, no additional grants will be made under the MSI Plan, however, outstanding stock options issued pursuant to the MSI Plan may be exercised for unregistered common shares.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(11)	Employee Stock Option Plans (continued)

Employee Equity Incentive Plan

          The Incentra Option Plan provides for the granting of options to key employees, officers and certain individuals to purchase shares of the Company’s common stock. We currently have reserved 2,262,500 shares of common stock for issuance under the Incentra Option Plan. The Incentra Option Plan has a term of ten years and provides for the grant of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights and restricted stock awards. The Incentra Option Plan is administered by our Board of Directors. The exercise price of non-statutory stock options may be equal to or more or less than 100 percent (100%) of the fair market value of shares of common stock on the date of grant. The exercise price for incentive stock options may not be less than 100 percent (100%) of the fair market value of shares of common stock on the date of the grant (110 percent (110%) of fair market value in the case of incentive stock options granted to employees who hold more than ten percent (10%) of the voting power of the issued and outstanding shares of common stock).

          Options granted under the Incentra Option Plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent (10%) of the voting power of the Company’s common stock) and generally vest over a three-year period. Options generally terminate three months after the termination of employment for any reason other than death, disability or retirement, and are not transferable by the employee other than by will or the laws of descent and distribution.

          We have granted nonqualified stock options to certain employees with an exercise price below market at the date of grant. The options vest immediately or contain accelerated vesting, or vest over three yeas beginning on the first anniversary of the grant date, and are exercisable for a period of three to ten years. We have also granted nonqualified stock options to certain directors and consultants. These options have been granted with an exercise price at or below market at the date of the grant, vest immediately, and are exercisable for a period of not more than ten years.

          The Incentra Option Plan also provides for grants of stock appreciation rights (“SARs”), which entitle a participant to receive a cash payment, equal to the difference between the fair market value of a share of common stock on the exercise date and the exercise price of SAR. The exercise price of any SAR granted under the Incentra Option Plan will be determined by the Board of Directors at its discretion at the time of the grant. SARs granted under the Incentra Option Plan may not be exercisable for more than a ten-year period. SARs generally terminate one month after the termination of the grantee’s employment for any reason other than death, disability or retirement. Although our Board of Directors has the authority to grant SARs, they have not granted, and do not have any present plans to grant SARs.

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

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(11)	Employee Stock Option Plans (continued)

Employee Equity Incentive Plan (continued)

          A summary of all activity in the Incentra Option Plan is as follows:

	Number of options	Weighted average exercise price

Balance, January 1, 2004	262,371	$6.20
Granted	1,584,966	2.70
Exercised	(10,000)	2.80
Forfeited	(8,277)	3.30

Balance, December 31, 2004	1,829,060	3.20
Granted	456,450	1.62
Exercised	—	—
Forfeited	(68,494)	2.25

Balance, December 31, 2005	2,217,016	$2.92

	Outstanding options			Exercisable options

Exercise price	Weighted average remaining shares under option	Weighted contractual life (years)	Shares average exercise price	Shares currently exercisable	Weighted average exercise price

$ 1.21 - 13.90	2,188,516	8.60	$2.52	808,992	$2.69
20.00 - 29.00	11,000	3.40	24.06	11,000	24.06
40.00	17,500	0.60	40.00	17,500	40.00

	2,217,016	8.50	2.92	837,492	3.75

ManagedStorage International, Inc.—2000 Stock Option and Grant Plan

          Prior to the MSI acquisition, MSI adopted and administered its 2000 Stock Option and Grant Plan (the “MSI Plan”) for its employees, directors, consultants and other key persons. In connection with the MSI acquisition, no additional grants will be made under the MSI Plan; however, outstanding stock options issued pursuant to the MSI Plan may be exercised for unregistered common shares. As provided in the MSI acquisition agreement, upon the exercise of any outstanding options issued under the MSI Plan, we will issue 0.3089 shares of common stock for each share of MSI common stock that would have been issuable upon the exercise of such options.

          The maximum number of shares of unregistered common stock available for issuance to eligible employees, consultants, and directors of the Company under the MSI Plan pursuant to options previously granted is 216,536 at December 31, 2005. Options to purchase our unregistered common stock are exercisable at a price as determined by the board of directors at the time the options were granted. Under the terms of the MSI Plan, the exercise prices for incentive stock options granted shall not be less than 100% of the fair market value of the unregistered common stock or our common stock at the date of grant, or if a participant owns more than 10% of the Company, the option price may not be less than 110% of the fair market value of the unregistered common stock or common stock. No incentive stock options may be exercised more than 10 years from the date of grant, or when an employee owns more than 10% of the Company, the incentive stock options may not be exercised more than five years from the date of grant. Options generally vested over a four-year period, 25% per year, commencing on the one-year anniversary of the grant and/or the employee hire date. Unless terminated or otherwise canceled under the MSI Plan provisions, the contractual life of all such options is no greater than ten years.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(11)    Employee Stock Option Plans (continued)

          A summary of all activity in the MSI Plan is as follows:

	Number of options	Weighted average exercise price

Balance, December 31, 2003	229,206	$0.50
Granted	22,225	3.20
Exercised	(3,947)	3.26
Forfeited	(27,883)	2.80

Balance, December 31, 2004	219,601	$0.50
Granted
Exercised	(454)	0.30
Forfeited	(2,611)	0.26

Balance, December 31, 2005	216,536	$0.43

	Outstanding options			Exercisable options

Exercise price	Shares under option	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares currently exercisable	Weighted average exercise price

$ 0.30	207,146	7.12	$0.30	154,865	$0.30

3.20	9,359	8.12	3.20	5,382	3.20
16.20	31	6.31	16.20	31	16.20

	216,536	7.16	0.43	160,278	0.40

(12)    Warrants

          In determining the fair value of warrants granted in 2005, we utilized the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 1.16%, expected volatility of 143%, and expected lives of seven years.

          At December 31, 2005, we had the following warrants outstanding for the purchase of our common stock:

Description	Expiration Date	Number of Shares Issuable	Exercise Price

Issued to original Front Porch Shareholders	March 31, 2007	30,000	$6.50
Issued to note holder	December 31, 2007	22,500	$1.00
Issued to Equity Pier in exchange for consulting services (Note 14)	February 28, 2006	332,470	$20.00
Issued to noteholder	May 1, 2008	10,000	$1.00
Issued to noteholder	May 1, 2008	50,000	$1.00
Issued in connection with debt issuance	May 13, 2011	517,850	$4.80
Issued to Laurus in exchange for liquidated damages	October 25, 2011	50,000	$5.00
Issued in exchange for services in financing transaction	January 10, 2008	20,274	$0.003
Issued to Laurus in exchange for liquidated damages	February 17, 2012	362,500	$2.60
Issued to Laurus in connection with debt issuance	June 30, 2012	400,000	$2.63

Total warrants outstanding		1,795,594

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(12)	Warrants (continued)

          At December 31, 2005, we had the following warrants outstanding for the purchase of our Series A Convertible Preferred Stock:

		Number of	Exercise
Description	Expiration Date	Shares Issuable	Price

Issued to lease holder in connection with equipment lease facility	November 20, 2010	6,954	$6.02
Issued in exchange for services in financing transaction	January 10, 2008	26,075	$10.35

Total warrants outstanding		33,029

(13)	Employee Contribution Plan

          We sponsor a 401(k) Savings Plan (the Plan). The Plan is a defined contribution plan for all of our regular domestic employees who have attained at least 18 years of age. Employees who meet these requirements may become a participant in the Plan on the first day of the following month after meeting the eligibility requirements.

          Participants may elect to make contributions ranging from 1% to 60% of their eligible compensation, subject to limitations based on provisions of the tax law. We may make a discretionary pretax matching contribution. The amount would be equal to a percentage determined annually by a Board of Directors’ resolution. To date, no matching contributions have been made.

          Employee contributions are 100% vested. Contributions made by the company, when made, will be subject to the following vesting schedule: Up to one year of service, 40% vested; two years of service, 80% vested; three or more years of service, 100% vested.

(14)	Related-Party Transactions

          Our Chairman of the Board and Chief Executive Officer (the “CEO”) is the founder and managing partner of Equity Pier LLC (“Equity Pier”). During 2004, we incurred liabilities to Equity Pier totaling $6,866, primarily related to the reimbursement of travel and business expenses incurred by the CEO and other executives. In addition, we leased office space from Equity Pier in 2005 and 2004. Total costs incurred under the leasing arrangement and associated expenses (utilities, supplies and insurance) amounted to $190,178 and $84,529 in 2005 and 2004, respectively. During 2004, we paid consulting fees and other reimbursable expenses to shareholders of Equity Pier, excluding salaries paid to shareholders of Equity Pier in their capacity as employees of MSI, of $18,613.

          During 2004, a director of our company entered into a consulting agreement with our company to provide consulting services in the broadcast industry. The agreement began on June 1, 2004 and expired on May 31, 2005. The agreement required monthly payments of $2,500 plus expenses. During 2005 and 2004, we paid the director $13,274 and $18,711, respectively, in consulting fees and expenses.

(15)	Income Taxes

          The domestic and foreign components of loss before income taxes for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Domestic	$(15,123,970)	$(11,343,294)
Foreign	1,367,447	1,305,000

	$(13,756,523)	$(10,038,294)

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(15)	Income Taxes (continued)

          We account for income taxes in accordance with Statement of Financial Standard No. 109 “Accounting For Income Taxes” (SFAS 109). Under the provisions of SFAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided for in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

          The income tax provisions of $469,034 and $400,000 for the year ended December 31, 2005 and December 31, 2004, respectively, consisted solely of deferred, foreign income tax expense, related to our French subsidiary. During the first three quarters of 2005, we recorded foreign income tax expense of $1.1 million based on the earnings of our French subsidiary. In the fourth quarter of 2005, we executed a license agreement for the sale of DIVArchive products owned by us and sold to our French subsidiary with an effective date for payment of the royalty for 2005 as of January 1, 2005. As a result of recording the cross charge for royalties in the fourth quarter, earnings of the subsidiary decreased, resulting in a fourth quarter reduction in deferred income tax expense of $587,216.

          The reconciliation between the federal statutory tax rate and our effective tax rate on loss for 2005 and 2004 is as follows:

	2005	2004

Expected tax benefit of federal statutory tax rate	(35.0%)	(34.0%)
Increase (reduction) resulting from:
State tax—net of federal tax benefit	(2.4%)	(4.4%)
Effect of permanent differences	17.7%	10.3%
Foreign taxes	0.1%	4.0%
Other	—	—
Change in valuation allowance	23.0%	28.1%

Actual income tax expense	3.4%	4.0%

          At December 31, 2005, approximately $95.9 million of federal and $80.1 million of state net operating loss carryforwards were available to offset future taxable income through the year 2025. These net operating loss carryforwards begin to expire in 2011. At December 31, 2005, the Company had foreign loss carryforwards of approximately $14.8 million with no expiration date.

          The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. As a result of a private placement in 2003 and a reverse acquisition in 2004, we believe that there are substantial limitations on the utilization of its net operating loss carry forwards. We have not prepared an analysis to determine if a change of ownership occurred or the effect on the utilization of the loss and credit carryforwards.

          Significant components of our deferred tax assets and liabilities for federal and state income taxes consist of the following as of December 31, 2005:

Deferred tax assets:
Accrued liabilities and other	$1,003,248
Property and equipment	317,075
Loss carryforwards	43,369,422

Deferred tax assets	44,689,745

Deferred tax liabilities:
Intangible assets—Front Porch Digital Acquisition	(5,011,325)
Unremitted earnings of French subsidiary	(1,357,960)

Deferred tax liabilities	(6,369,285)

Net deferred tax assets	38,320,460
Valuation allowance	(38,320,460)

Net deferred tax assets	$—

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(15)	Income Taxes (continued)

          Management has recorded a valuation allowance against the entire net deferred tax asset, as management does not consider the realization of this asset to be more likely than not.

          In addition, any tax benefits recognized in future periods for deferred tax assets of MSI allowed for at the date of the Acquisition, are to be first applied to reduce to zero, intangible assets related to the Acquisition. U.S. income taxes were not provided for on undistributed earnings of non-U.S. subsidiaries as we intend to reinvest these earnings indefinitely in operations outside the United States.

(16)	Incentra of CA Note Default and Arbitration

          We are engaged in the early stages of an arbitration proceeding to resolve a dispute with one of our creditors that, if resolved unfavorably, would have a material adverse affect on our liquidity and financial condition.

          In connection with our acquisition of Incentra of CA in February 2005, we issued to the principal stockholder of Incentra of CA a promissory note (the “STAR Note”) in the principal amount of $2.5 million that is payable in ten installments and matures on August 1, 2007. The STAR Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the STAR Note). Such events of default include the occurrence of any of the following events: (i) failure to pay within ten (10) days after the applicable due date any amounts payable under the STAR Note, (ii) an assignment for the benefit of creditors, or (iii) failure to perform any material covenant under the STAR Merger Agreement, the registration rights agreement or the consulting agreement described below or any other material agreement between us and the seller. Principal amounts not paid when due (subject to applicable cure periods) bear interest at the rate of twelve percent (12%) per annum.

          On August 1, 2005, we elected not to make a scheduled payment due under the STAR Note after we identified significant required post-closing adjustments to the purchase price for the assets of STAR and, consequently, the principal amount of the STAR Note. On August 16, 2005, we received a demand for arbitration from legal counsel of the principal stockholder. As of the balance sheet date, we have reclassified approximately $1.3 million of the debt to current liabilities based on the default. We have been accruing interest at the 12% default rate since August 11, 2005.

          In the event the dispute is not resolved in a mediation and the parties proceed to arbitration, the full outstanding balance of the STAR Note could be accelerated if the arbitrator does not rule in our favor in such proceeding. As of the balance sheet date, the entire principal balance of $2.4 million ($2.1 million net of discount) on the STAR Note is classified as current. Management does not believe the debt will be paid in one year from the balance sheet date, however, the reclassification on the balance sheet was made as the debt is now callable.

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

          The event of default on the STAR Note created an event of default of certain provisions of the 2005 Facility and the Term Note with Laurus.

(17)	Subsequent Events

(A)	New Laurus LOC

          On February 6, 2006, we entered into a New Security Agreement with Laurus pursuant to which Laurus agreed to provide us with a non-convertible revolving credit facility of up to $10 million (the “2006 Facility”). The term of the 2006 Facility is three (3) years and borrowings under the 2006 Facility shall accrue interest on the

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(17)	Subsequent Events (continued)

unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus 1%, subject to a floor of 7%. In connection with the 2006 Facility, we executed in favor of Laurus a secured non-convertible revolving note in the principal amount of $10 million (the “NOTE”). Interest on borrowings under the Note is payable monthly on the first day of each month during the term of the Note, commencing on March 1, 2006. All outstanding principal amounts are due and payable on February 6, 2009.

          We entered into the New Security Agreement to pay off our existing $9 million convertible revolving credit facility with Laurus (the “Existing Facility”), of which approximately $6 million was outstanding as of February 6, 2006. Prior to such date, the outstanding principal amount under the Existing Facility was potentially convertible into approximately 3.6 million shares of our common stock, par value $.01 per share (the “Common Stock”). In connection with the 2006 facility, we issued to Laurus an option to purchase 1,071,428 shares of common stock. We also entered into an Amendment and Deferral Agreement (the “Amendment and Deferral Agreement”) with Laurus amending the Amended and Restated Secured Convertible Term Note (the “2004 Note”) we issued to Laurus on May 13, 2004 in the aggregate original principal amount of $5,000,000, that is payable in full on May 13, 2007 (the “Maturity Date”). Pursuant to the Amendment and Deferral Agreement, the monthly principal amount due Laurus under the 2004 Note for each of January, February, March, April, May and June 2006, equal to an aggregate of $952,495, is deferred until the Maturity Date. The Security Agreement increased the minimum initial amount available to us and our subsidiaries from $6 million under the Existing Facility to $6.48 million under the 2006 Facility until April 30, 2006. Thereafter, the maximum principal amount of all borrowings under the 2006 Facility cannot exceed 90% of the eligible accounts receivable of each subsidiary, minus such reserves that Laurus may in good faith deem necessary and appropriate.

          On February 6, 2006, we requested and Laurus agreed to lend an initial draw under the 2006 Facility of $6.38 million, of which (i) approximately $5.9 million was used to satisfy in full our indebtedness to Laurus under the Existing Facility, (ii) $375,000 was paid to Laurus as an early termination fee for the Existing Facility, and (iii) $107,500 was applied towards expenses of the 2006 Facility.

          All loans and obligations owed by us to Laurus arising under the New Security Agreement, the Securities Purchase Agreement, dated as of May 13, 2004, between us and Laurus (the “2004 Securities Purchase Agreement”), the Note, the Option (as defined), the Registration Rights Agreement (as defined), the Stock Pledge Agreement (as defined), or any other agreements or documents relating to the relationship between us and Laurus (collectively, the “Ancillary Documents”) or otherwise are secured by a security interest in substantially all of the assets of our company and the Subsidiaries pursuant to the terms of the Security Agreement.

          In addition, we pledged to Laurus all of the outstanding capital stock of our subsidiaries pursuant to a Stock Pledge Agreement (the “Stock Pledge Agreement”) executed by us in favor of Laurus, and each of the Subsidiaries executed a Subsidiary Guaranty, dated February 6, 2006 (the “Subsidiary Guarantee”), in favor of Laurus, guaranteeing all of our present and future obligations to Laurus, whether arising under the 2004 Securities Purchase Agreement and the Related Documents (referred to therein), or under any other obligations now existing or hereafter arising.

          Under the terms of the New Security Agreement, if an event of default occurs under any of the Ancillary Documents, Laurus has the right to accelerate payments under the Note and, in addition to any other remedies available to it, to foreclose upon the assets securing the Note. If an event of default occurs under any of the Ancillary Documents, within five days after written notice to us, Laurus may require a payment of 125% of the unpaid principal balance of the Note, plus accrued interest and fees, which will become immediately due and payable. Laurus shall also be entitled to payment of a default interest rate of 1.5% per month

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(17)	Subsequent Events (continued)

on all amounts due and such other remedies specified in the Ancillary Documents and under the Uniform Commercial Code. Such events of default include, without limitation, the following:

•	a failure to make payments of principal and interest under the Note within three (3) days of when due;

•	a material breach by us of any provision contained in any of the Ancillary Documents (that is not cured within the stated cure period);

•	the filing of any money judgment or similar final process against us for more than $100,000, which remains unvacated, unstayed or unbonded for a period of thirty (30) days;

•

if we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us, or any form of bankruptcy or insolvency proceeding is instituted by us, or any involuntary proceeding is instituted against us if not vacated within thirty (30) days;

•

if our Common Stock is suspended for five (5) consecutive days or for five (5) days during a ten (10) consecutive day period from a principal market or pursuant to a stop order issued by the Securities and Exchange Commission (the “SEC”) (provided that we shall not have been able to cure such trading suspension within thirty (30) days of our receipt of notice thereof or list our Common Stock on another principal market within sixty (60) days of such notice); and

•	a failure by us to timely deliver shares of our Common Stock to Laurus when due upon exercise of the Option.

          The Security Agreement contains certain negative covenants that require us to obtain the prior written consent or other actions of Laurus in order for us to take certain actions at any time when borrowings remain outstanding under the 2006 Facility. These negative covenants include, without limitation, restrictions on our ability to:

•	incur or assume indebtedness (exclusive of trade debt) in excess of $100,000;

•	guarantee or assume any liability in connection with any obligations of another person or entity (except on behalf of the Subsidiaries in the ordinary course of business);

•	pay or make any dividend or distribution on any class of our capital stock or the capital stock of the Subsidiary or issue any preferred stock; or

•	enter into any merger, consolidation or reorganization, with limited exceptions.

          OPTION. We issued to Laurus a common stock purchase option (the “Option”), entitling Laurus to purchase up to 1,071,428 shares of our Common Stock at an exercise price of $.001 per share (subject to applicable adjustments) (the “Exercise Price”). The Option expires on February 26, 2026. Pursuant to the Security Agreement, Laurus may not sell any shares of Common Stock it receives through the exercise of the Option (the “Option Shares”) prior to January 31, 2007. Additionally, Laurus agreed not to sell an amount of Option Shares that would exceed thirty-five percent (35%) of the aggregate dollar trading volume of our Common Stock for the twenty-two (22) trading day period immediately preceding such sale.

          Laurus may not exercise the Option in connection with a number of shares of Common Stock which would exceed the difference between (i) 4.99% of the issued and outstanding shares of Common Stock and (ii) the number of shares of Common Stock beneficially owned by Laurus except upon (i) seventy-five (75) days’ prior notice from Laurus to us or (ii) upon the occurrence and continuance of an event of default under the Security Agreement.

          REGISTRATION RIGHTS AGREEMENT. Pursuant to the terms of an Amended and Restated Registration Rights Agreement between us and Laurus (the “Registration Rights Agreement”), which amends and restates in its entirety that certain Registration Rights Agreement between Laurus and our company dated May 13, 2004, we are obligated to file a post-effective amendment to our existing Registration Statement on Form SB-2 originally filed

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2005 and 2004

(17)	Subsequent Events (continued)

on June 29, 2004 to include the shares of Common Stock issuable (i) upon exercise of the Option, (ii) as a result of adjustments made to the Exercise Price pursuant to the Option, (iii) upon exercise of the warrant issued pursuant to the June 30, 2005 Security Agreement, and (iv) as a result of adjustments made to the Exercise Price pursuant to such warrant.

(B)	NEW LAURUS TERM NOTES

          On March 31, 2006, we consummated a private placement with Laurus pursuant to which we issued to Laurus a secured term note due May 31, 2009 in the principal amount of $1,500,000 (the “2006 Note”) and a secured convertible term note due May 31, 2009 in the principal amount of $1,750,000 (the “2006 Convertible Note”) In connection with the issuance of the 2006 Note and the 2006 Convertible Note, we issued to Laurus a common stock purchase warrant (the “2006 Warrant”) entitling the holder to purchase 417,857 shares of common stock (the “2006 Warrant”) at $0.001 per share subject to certain antidilution adjustments, at any time after March 31, 2007 and on or prior to March 31, 2013. The 2006 Note, 2006 Convertible Note and the 2006 Warrant were sold to Laurus for a purchase price of $3,250,000.

          The 2006 Note and 2006 Convertible Note provide for monthly payments of interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal from time to time, plus 2%, subject to a floor of 9%. The 2006 Note and 2006 Convertible Note also provide for monthly amortization of principal, which commences on August 1, 2006, at the rate of $101,563 per month. The principal and unpaid interest on the 2006 Convertible Note is convertible into shares of our common stock at a fixed conversion price of $1.40 per share, subject to certain antidilution adjustments. The 2006 Note and 2006 Convertible Note are collateralized by a security interest in all of our assets.

          The March 31, 2006 financing with Laurus is contingent upon meeting certain closing conditions that must be satisfied on or before April 21, 2006. In the event that such conditions are not satisfied on or before that date, the private placement will terminate and no funding will occur.

          Pursuant to a Registration Rights Agreement (the “2006 Registration Rights”) with Laurus, we are obligated to: (a) file a registration statement under the Act to register the resale of the shares of our (“Registration Statement”) common stock issuable upon conversion of the 2006 Convertible Note and exercise of the 2006 Warrant on or prior to May 15, 2006. (b) use our best efforts to have the Registration Statement declared effective under the Act as promptly as possible, but in any event prior to July 15, 2006 and (c) maintain the effectiveness of the Registration Statement until the earliest date of when (i) all Registrable Securities covered by such Registration Statement have been sold, or (ii) all Registrable Securities covered by such Registration Statement may be sold immediately without registration under the Securities Act and without volume restrictions pursuant to Rule 144(k) under the Securities Act, or (iii) except with respect to the shares issuable upon the exercise of the 2006 Warrant, all amounts payable under the 2006 Convertible Note have been paid in full. Laurus, or other holders of the 2006 Convertible Note and the 2006 Warrant, are entitled to certain specified remedies if we do not timely comply with our registration obligations.

          Pursuant to the 2006 Securities Purchase Agreement (the “Securities Purchase Agreement") with Laurus, for so long as 25% of the original principal amount of the 2006 Convertible Note and 2006 Warrant is outstanding, we may not directly or indirectly declare or pay any dividends without the prior written consent of Laurus. The 2006 Securities Purchase Agreement also requires the written consent of Laurus in connection with any 1iquidation, material reorganization, merger or acquisition involving our company, or the issuance of certain additional indebtedness by our company,

          The 2006 Note and 2006 Convertible Note contain certain events of default consistent with those encompassed in our previous financings with Laurus. Following the occurrence and during the continuance of any such event of default, we are required to pay additional interest in an amount equal to (1.5%) per month, and all outstanding obligations, including unpaid interest, shall continue to accrue interest at such additional interest rate from the date of such event of default until the date such event of default is cured or waived. In addition, following the occurrence and during the continuance of any such event of default, Laurus, at its option, may demand repayment in full of all obligations and liabilities owing to Laurus and/or may elect, in addition to all rights and remedies of Laurus, require the us to make a default payment which shall be equal to 125% of the outstanding principal amount of the Note, plus accrued but unpaid interest, all other fees then remaining unpaid, and all other amounts payable by us to Laurus.