Form 10QSB
period 2006-03-31
INCENTRA SOLUTIONS, INC.
filed 2006-05-15
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended March 31, 2006

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (303) 449-8279
                                  -------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

As of May 3, 2006, 14,361,293 shares of the issuer's common stock, $.001 par value per share, and 2,466,971 shares of the issuer's Series A preferred stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PART I. FINANCIAL INFORMATION

                                           INCENTRA SOLUTIONS, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)

                                                                                                                         MARCH 31
                                                                                                                           2006
                                                                                                                      -------------
ASSETS
Current assets:
Cash and cash equivalents                                                                                             $     457,183
Accounts receivable, net of allowance for doubtful accounts of $228,602                                                  10,211,945
Other current assets                                                                                                      1,300,385
                                                                                                                      -------------
Total current assets                                                                                                     11,969,513

Property and equipment, net                                                                                               2,417,939
Capitalized software development costs, net                                                                               2,312,001
Intangible assets, net                                                                                                   12,946,473
Goodwill                                                                                                                  5,857,770
Restricted cash                                                                                                              38,046
Other assets                                                                                                                519,110
                                                                                                                      -------------
TOTAL ASSETS                                                                                                          $  36,060,851
                                                                                                                      =============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current portion of notes payable, capital leases and other long term obligations                                    $  10,964,731
  Accounts payable                                                                                                        8,479,311
  Accrued expenses                                                                                                        4,509,564
  Current portion of deferred revenue                                                                                     2,346,147
                                                                                                                      -------------
Total current liabilities                                                                                                26,299,753

Notes payable, capital leases and other long term obligations, net of current portion                                       232,079
Deferred revenue, net of current portion                                                                                     98,270
                                                                                                                      -------------
TOTAL LIABILITIES                                                                                                        26,630,102
                                                                                                                      -------------

Commitments and contingencies

Series A convertible redeemable preferred stock, $.001 par value, $31,500,000 liquidation
 preference, 2,500,000 shares authorized, 2,466,971 shares issued and outstanding                                        25,272,725
                                                                                                                      -------------

Shareholders' deficit:
Preferred stock, nonvoting, $.001 par value, 2,500,000 shares                                                                    --
  authorized, none issued or outstanding
Common stock, $.001 par value, 200,000,000 shares authorized, 13,326,810
  outstanding at March 31, 2006                                                                                              13,327
Additional paid-in capital                                                                                              120,520,704
Accumulated other comprehensive loss                                                                                        (95,213)
Accumulated deficit                                                                                                    (136,280,794)
                                                                                                                      -------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                             (15,841,976)
                                                                                                                      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                                           $  36,060,851
                                                                                                                      =============

See accompanying notes to unaudited condensed consolidated financial statements.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                  2006                     2005
                                                                                               ------------            ------------
Revenues:
  Products                                                                                     $  9,543,801            $  3,231,513
  Services                                                                                        3,365,370               2,775,652
                                                                                               ------------            ------------
TOTAL REVENUE                                                                                    12,909,171               6,007,165
                                                                                               ------------            ------------

Cost of revenue:
  Products                                                                                        5,443,048               1,276,375
  Services                                                                                        2,348,442               1,787,610
                                                                                               ------------            ------------
Total cost of revenue                                                                             7,791,490               3,063,985
                                                                                               ------------            ------------
GROSS MARGIN                                                                                      5,117,681               2,943,180
                                                                                               ------------            ------------

Selling, general and administrative                                                               5,987,905               4,027,373
Amortization                                                                                        644,547                 785,281
Depreciation                                                                                        107,376                  71,143
                                                                                               ------------            ------------
                                                                                                  6,739,828               4,883,797
                                                                                               ------------            ------------
LOSS FROM OPERATIONS                                                                             (1,622,147)             (1,940,617)
                                                                                               ------------            ------------

Other income (expense):
Interest income                                                                                         239                  22,431
Interest expense                                                                                   (628,933)               (561,310)
Loss on early extinguishment of debt                                                             (1,232,174)                     --
Other (expense) income                                                                              (60,397)                366,741
Foreign currency transaction gain                                                                     1,290                  82,189
                                                                                               ------------            ------------
                                                                                                 (1,919,975)                (89,949)
                                                                                               ------------            ------------

LOSS BEFORE INCOME TAX                                                                           (3,542,122)             (2,030,566)
Income tax expense                                                                                  (94,339)               (318,000)
                                                                                               ------------            ------------
NET LOSS                                                                                         (3,636,461)             (2,348,566)
                                                                                               ------------            ------------

Accretion of redeemable preferred stock to redemption amount                                       (654,392)               (654,391)
                                                                                               ------------            ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                                     $ (4,290,853)           $ (3,002,957)
                                                                                               ============            ============

COMPREHENSIVE NET LOSS
Net Loss                                                                                       $ (3,636,461)           $ (2,348,566)
Foreign currency translation adjustments                                                              8,022                 (77,233)
                                                                                               ------------            ------------
                                                                                               $ (3,628,439)           $ (2,425,799)
                                                                                               ============            ============

Weighted average number of common shares
  outstanding - basic and diluted                                                                13,326,810              11,090,153
                                                                                               ============            ============
Basic and diluted net loss per share applicable to common shareholders                                (0.32)           $      (0.27)
                                                                                               ============            ============

See accompanying notes to unaudited condensed consolidated financial statements.

                            INCENTRA SOLUTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS'
                         DEFICIT AND COMPREHENSIVE LOSS
                        THREE MONTHS ENDED MARCH 31, 2006
                                   (unaudited)

                                                                                       ACCUMULATED
                                      COMMON STOCK                                       OTHER
                                 ------------------------------      ADDITIONAL       COMPREHENSIVE    ACCUMULATED
                                     SHARES           AMOUNT      PAID-IN CAPITAL         LOSS           DEFICIT            TOTAL
                                 -------------    -------------   ---------------    --------------   -------------    ------------
BALANCES, JANUARY 1, 2006           13,326,810    $      13,327    $ 119,517,168    $    (103,235)   $(132,644,333)   $ (13,217,073)

Amortization of stock based
  compensation expense                                                   426,857                                            426,857
Accretion of FPDI mandatorily
  redeemable preferred
  stock to redemption amount                                            (654,392)                                          (654,392)
Warrants issued to Laurus
  related to 2006 Facility
  (Note 6C)                                                            1,231,071                                          1,231,071

Components of
  comprehensive loss:
Net loss                                                                                                (3,636,461)      (3,636,461)
Change in foreign currency
  translation adjustments                                                                   8,022                             8,022
                                                                                                                      -------------
Total comprehensive loss                                                                                                 (3,628,439)
                                 -------------    -------------    -------------    -------------    -------------    -------------
BALANCES, MARCH 31, 2006            13,326,810    $      13,327    $ 120,520,704    $     (95,213)   $(136,280,794)   $ (15,841,976)
                                 =============    =============    =============    =============    =============    =============





See accompanying notes to unaudited condensed consolidated financial statements.

                            INCENTRA SOLUTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       THREE MONTHS ENDED MARCH 31,

                                                                                                           2006            2005
                                                                                                       -----------      -----------
Cash flows from operating activities:
     Net loss                                                                                          $(3,636,461)     $(2,348,566)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                                       388,951          394,700
        Amortization of intangible assets and software development costs                                   871,577          890,454
        Amortization of non-cash loan discount                                                                  --           10,188
        Stock-based compensation                                                                           426,857          155,515
        Non-cash interest expense                                                                          296,566          526,447
        Non-cash loss on early extinguishment of debt                                                      750,362               --
        Non-cash tax expense                                                                                94,339          318,000
        Bad debt expense                                                                                     5,860               --
        Gain on revaluation derivative warrant liability                                                        --         (341,495)
        Changes in operating assets and liabilities, net of business acquisitions (2005):
           Accounts and other receivables                                                                1,147,043         (965,496)
           Other current assets                                                                            (18,316)         (90,777)
           Other assets                                                                                     15,034          (17,462)
           Accounts payable                                                                                238,112          296,984
           Accrued liabilities                                                                            (399,619)         (80,677)
           Deferred revenue                                                                               (311,450)         424,404
           Other liabilities                                                                               (91,713)         (66,212)
                                                                                                       -----------      -----------
                 Net cash used in operating activities                                                    (222,858)        (893,993)
                                                                                                       -----------      -----------
Cash flows from investing activities:
     Purchases of property and equipment                                                                  (573,664)        (155,995)
     Capitalized software development costs                                                               (405,828)        (399,311)
     Proceeds from sale of property and equipment                                                               --              750
     Cash acquired in STAR acquisition (Note 4A)                                                                --        1,597,498
     Cash acquired in PWI acquisition (Note 4B)                                                                 --           74,297
     Net change in restricted cash                                                                          42,910             (175)
                                                                                                       -----------      -----------
                 Net cash (used in) provided by investing activities                                      (936,582)       1,117,064
                                                                                                       -----------      -----------
Cash flows from financing activities:
     Proceeds from  line of credit, net                                                                    478,639          164,177
     Proceeds from lease line of credit                                                                    414,514
     Payments on capital leases, notes payable and other long term liabilities                            (394,484)      (1,213,386)
                                                                                                       -----------      -----------
                 Net cash provided by (used in) financing activities                                       498,669       (1,049,209)
                                                                                                       -----------      -----------

Effect of exchange rate changes on cash and cash equivalents                                                 9,312          (36,412)
                                                                                                       -----------      -----------

                 Net decrease in cash and cash equivalents                                                (651,459)        (862,550)
Cash and cash equivalents at beginning of period                                                         1,108,642        3,068,458
                                                                                                       -----------      -----------
Cash and cash equivalents at end of period                                                             $   457,183      $ 2,205,908
                                                                                                       ===========      ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                                          $   332,368      $    99,676

Supplemental disclosures of non-cash investing and financing activities:
     Net liabilities acquired in Incentra of CA acquisition, excluding cash (Note 4A)                           --          620,178
     Net assets aquired in PWI acquisition, excluding cash (Note 4B)                                            --          269,306
     Purchases of property and equipment included in accounts payable                                      302,575           80,279

See accompanying notes to unaudited condensed consolidated financial statements.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


(1) ORGANIZATION

         Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as "we", "us" or "our"), formerly Front Porch Digital, Inc. ("FPDI"), was organized and incorporated in the state of Nevada. On October 25, 2004, we changed our name from Front Porch Digital, Inc. to Incentra Solutions, Inc., and our common stock now trades on the Over-the-Counter Bulletin Board under the trading symbol "ICNS". We have completed three acquisitions: On August 18, 2004, we acquired ManagedStorage International, Inc., a Delaware corporation incorporated in March 2000 ("MSI"); on February 18, 2005, we acquired Incentra of CA, formerly known as STAR Solutions of Delaware, Inc., a privately-held Delaware corporation ("Incentra of CA "); and on March 30, 2005, we acquired PWI Technologies, Inc., a privately-held Washington corporation ("PWI"). The MSI acquisition was accounted for as a reverse merger, and therefore, MSI was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented herein include the results of operations of MSI for all periods presented and include the results of operations of the acquired companies from the dates of the acquisitions forward.

         We market our complete storage solutions to broadcasters under the trade name Front Porch Digital and to service providers and enterprise clients under the trade name ManagedStorage International. Through FPDI, we provide a software and management solution that enables searching, browsing, editing, storage and on-demand delivery of media-rich content in nearly any digital format. The software converts audio, video, images, text and data into digital formats for ease of use and archiving. Through MSI, we deliver comprehensive storage services, including professional services, hardware/software procurement and resale, financing solutions and remote monitoring/management services. We focus on providing data protection solutions and services that ensure that our customers' data is backed-up and recoverable and that meet internal data retention compliance policies. MSI's remote monitoring and management services are delivered from its Storage Network Operations Center, which monitors and manages a multitude of diverse storage infrastructures on a 24x7 basis throughout the United States, the United Kingdom, Bermuda and Japan.

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

         Our customers are located in North and South America, Europe, Asia and the Pacific Rim.

BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include Incentra Solutions, Inc. and its wholly-owned subsidiaries, Front Porch Digital International, SAS, which is based in France, MSI, which is based in Colorado, and MSI's wholly-owned subsidiaries, ManagedStorage UK, Inc. and

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

Seabrook Technologies, Inc., Incentra of CA, which is based in San Diego, California, and PWI, which is based in Kirkland, Washington. ManagedStorage UK, Inc. and Seabrook Technologies, Inc. did not have any operating activities during the quarter ended March 31, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 4, 2006.

GOING CONCERN AND MANAGEMENT'S PLANS

         Our unaudited condensed consolidated financial statements as of March 31, 2006 and for the quarter then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business. Our audited consolidated financial statements for the year ended December 31, 2005 were also prepared on a going concern basis. In our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Report of our Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern as a result of nearly all of our long term debt being callable due to a dispute with a creditor as discussed below and in Notes 4(A) and 6(E) to these unaudited condensed consolidated financial statements.

         We are currently engaged in an arbitration proceeding to resolve a dispute with one of our creditors that, if resolved unfavorably, would have a material adverse affect on our liquidity and financial condition. In connection with our acquisition of Incentra of CA in February of 2005, we issued the former owner of Incentra of CA a promissory note in the principal amount of $2,500,000 (the "STAR Note"). On August 1, 2005 we elected to cease making payments on the STAR Note, which created an event of default. On August 16, 2005, we received a demand for arbitration from legal counsel of the former owner. In the event the dispute is not resolved in our favor, the full outstanding balance of the STAR Note could be accelerated. As a result, the entire balance of the STAR Note, which totals $2.4 million, is classified as a current liability at March 31, 2006 as it is callable. We do not have the cash available to pay such amount and, in such event, we would require additional financing to meet our obligation. There can be no assurance that we would be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. See Note 6(E).

         The event of default on the STAR Note created an event of default under our Senior Secured Convertible Note outstanding with Laurus Master Fund Ltd. ("Laurus"), our senior secured lender. As a result, the entire balance of this Note, which totaled $2.9 million at March 31, 2006 prior to discount, has been classified as a current liability at March 31, 2006 as it is callable. See Note 6(A). In the event our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

         We believe we have a solid relationship with Laurus; however, there is uncertainty regarding our ability to comply with required debt covenants in the future, which places the debt in a position to be called due. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on future financial results, the results of the arbitration proceeding discussed above and, should we continue to be in breach of the covenants on the debt, our ability to restructure or otherwise amend the terms of that debt. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Management's plans in regard to these matters are as follows:

         If we continue to be in default of our covenants in the future, we would, as we have in the past, seek to obtain amendments to the debt or waivers of the covenants so that we are no longer in violation.

         While we believe we will execute our current business plan, which calls for growth in our business, we will also institute various cost controls to reduce operating expenses where necessary. This includes the timely monitoring of labor and selling, general and administrative costs.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review the carrying value of long-lived assets, including property and equipment and amortizable intangible assets, to determine whether there are any indications of impairment. Impairment of long-lived assets is assessed by a comparison of the carrying amount of an asset to expected future cash flows to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. At March 31, 2006, we believe that there are no indicators that an impairment of any long-lived assets has occurred.

GOODWILL

         Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. We test goodwill for impairment in the fourth quarter of each year or during interim periods if factors indicating impairment concerns arise.

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

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

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

SOFTWARE DEVELOPMENT COSTS

         We account for costs related to software developed for internal use and marketed for external use in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". MSI's GridWorks software product is used internally for providing services to our customers and is also marketed separately as a stand-alone product. FPDI's DIVArchive software product is marketed solely as a stand-alone product. As required by SFAS No. 86, we capitalize costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and future revenue for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated useful life of three years.

         For the three-month periods ended March 31, 2006 and 2005, capitalized software development costs, which related primarily to enhancements to our GridWorks and DIVArchive software solutions, totaled $405,828 and $399,311, respectively. These costs are amortized on a straight-line basis over the estimated life of the enhancements, typically three years. For the three-month periods ended March 31, 2006 and 2005, $227,030 and $117,734, respectively, of amortization costs were charged to expense. As of March 31, 2006, the unamortized portion of software development costs was $2,312,001.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         The balance sheet accounts of our international subsidiary (Front Porch Digital International, SAS) are translated using the exchange rate in effect at the balance sheet date, and the results of operations are translated at the average exchange rates during the period. At March 31, 2006, we reported a cumulative translation loss of $95,213 as a component of accumulated other comprehensive income (loss). We are also subject to foreign exchange transaction exposure when our subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three-month periods ended March 31, 2006 and 2005 were gains of $1,290 and $82,189, respectively.

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY SETTLED IN THE COMPANY'S COMMON STOCK

         We account for obligations and instruments potentially to be settled in our stock in accordance with Emerging Issues Task Force ("EITF") No. 00-19,

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

"Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock." ("EITF No. 00-19") This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock.

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

PER SHARE DATA

         On April 12, 2005, our Board of Directors (the "Board") and the holders of the required number of shares of our capital stock approved an amendment to our Articles of Incorporation to effect a one-for-ten reverse stock split effective June 9, 2005. All references to shares, options, and warrants in our financial statements for the three-month period ended March 31, 2006 and in prior periods, have been adjusted to reflect the post-reverse split amounts.

         We report our earnings (loss) per share in accordance with SFAS No. 128, "Accounting for Earnings Per Share". Basic loss per share is calculated using the net loss allocable to common shareholders divided by the weighted average common shares outstanding during the period. In accordance with accounting requirements for reverse mergers and stock splits, the historical loss per share amounts have been retroactively restated to reflect our capital structure. Due to our net losses for the periods presented, shares from the assumed conversion of outstanding warrants, options, convertible preferred stock and convertible debt have been omitted from the computations of diluted loss per share for the three months ended March 31, 2006 and 2005 because the effect would be antidilutive.

         An aggregate of 13.2 million and 10.1 million shares of common stock issuable upon the conversion of outstanding convertible preferred stock, the exercise of outstanding options and warrants, and restricted stock have been omitted from the computations of basic and diluted loss per share for the three-month periods ended March 31, 2006 and 2005, respectively, because the effect would be antidilutive.

STOCK-BASED COMPENSATION

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

         On January 1, 2006 (the first day of our 2006 fiscal year), we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

         We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of 2006 (there were no option grants during the first quarter of 2005) was calculated using the following estimated weighted average assumptions:

Stock options granted                                                 50,000
Weighted-average exercise price                                      $  1.11
Weighted-average grant date fair value                               $  0.95
Assumptions:
Expected volatility                                                     113%
Expected term (in years)                                             6 years
Risk-free interest rate                                                4.62%

         All of our employee options vest over three years, which is considered to be the requisite service period. We use the graded vesting attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on January 1, 2006, we switched to the straight-line attribution method to recognize expense for options granted after December 31, 2005. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded vesting attribution method.

         The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of historical forfeitures that approximately 90% of our options will actually vest, and therefore have applied a forfeiture rate of 3.5% per year to all unvested options as of March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

         Expected volatilities are based on the historical volatility of the price of our common stock. The expected term of options is derived based on the sum of the vesting term plus the original option term, divided by two.

         The adoption of SFAS 123R on January 1, 2006 had the following impact on the first quarter of 2006 results: net loss before deemed dividends and accretion on preferred stock increased by $0.4 million and net loss per weighted average common share outstanding--basic and diluted increased by $.03 per share. The following table details the effect on net loss before deemed dividends and accretion on preferred stock and net loss per weighted average common share outstanding had stock-based compensation been recorded for the first three months of 2005 based on the fair-value method under SFAS 123, "Accounting for Stock-Based Compensation". The reported and pro forma net loss before deemed dividends and accretion on preferred stock and net loss per weighted average common share for the first quarter of 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R. All amounts except per share amounts in 000's:

                                                              Three Months Ended
                                                                March 31, 2005
                                                                --------------

Net loss before deemed dividends and accretion
  on preferred stock , as reported                                $(2,349)
Add stock-based compensation expense included in
  reported net loss                                                   156
Deduct total stock-based employee compensation expense
  determined under the fair-value based method for all awards        (510)
                                                                  -------
Pro forma net loss before deemed dividends and
  accretion on preferred stock                                    $(2,703)
                                                                  =======
Net loss per weighted average common share outstanding--
  Basic and diluted--pro forma                                    $  (.30)
                                                                  =======
Net loss per weighted average common share outstanding-
  Basic and diluted-as reported                                   $  (.27)
                                                                  =======


Summaries of option activity under the plans as of March 31, 2006, changes during the quarter then ended, and status of non-vested options are presented below:

                                                                      Weighted          Weighted
                                                    Number of         Average           Average
                                                     Options      Exercise Price    Contractual Life
                                                    ---------     --------------    ----------------
Balance January 1, 2006                             2,217,016         $ 2.92             $ 8.50
Granted                                                50,000           1.11              10.00
Exercised                                                   -              -                  -
Forfeited                                             (28,267)          5.09              (8.70)
                                                    ---------         ------             ------

Balance March 31, 2006                              2,238,749           2.85               8.30
                                                    =========         ======             ======

Vested Balance at March 31, 2006                      878,693         $ 3.58             $ 7.70
                                                    =========         ======             ======





                                                                                        Weighted
                                                                                     Average Grant
                                                                                       Date Fair
                                                                                         Value
                                                                                    ----------------
Non-vested options at January 1, 2006               1,379,524         $ 2.42             $ 0.52
Granted                                                50,000           1.11               0.95
Vested                                                (48,203)          2.30              (1.35)
Forfeited                                             (21,265)          2.16              (0.94)
                                                    ---------                            ------

Non-vested options at March 31, 2006                1,360,056         $ 2.38             $ 0.50



         As of March 31, 2006, there was $2.2 million of total unrecognized compensation expense related to the non-vested, share-based compensation arrangments granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.42 years. The total fair value of shares vested during the quarter ended March 31, 2006 was approximately $43,000.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

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

(3) CONCENTRATIONS OF CREDIT RISK

         We sell our products and services throughout the United States, Europe, Asia and the Pacific Rim. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to a specific customer's ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible. Credit losses have been within management's expectations.

         For the quarter ended March 31, 2006, aggregate revenues from customers located in Europe, Asia and the Pacific Rim amounted to $4.1 million or 32% of total revenue, while revenues from customers located in North America totaled $8.8 million, or 68% of total revenue. For the quarter ended March 31, 2005, aggregate revenues from customers located in Europe, Asia and the Pacific Rim or in North America both amounted to $3.0 million or 50% of total revenue in each case. For the quarter ended March 31, 2006, no one customer accounted exceeded 10% of total revenues nor did any single customer account for over 10% of accounts receivable at March 31, 2006. For the quarter ended March 31, 2005, no one customer exceeded 10% of revenue.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

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

         Interest on the STAR Note accrues at an annual rate of 0.5%, which has been discounted by $300,000 to reflect a fair value rate of interest. The remaining principal of $2,374,139 is payable in eight consecutive quarterly payments of $251,722, which commenced on August 1, 2005, and a single payment of $377,583 on August 1, 2007 (each of the foregoing dates, a "STAR Payment Due Date"). We elected not to make the August 1, 2005 payment within the grace period allowed under the STAR Note, which created an event of default on the STAR Note as of August 11, 2005. As of March 31, 2006, we classified the entire principal amount of $2.4 million to current liabilities based on the default, as the debt is now callable. Refer to Note 6(E).

         All or a portion of the outstanding principal and interest due under the STAR Note may be converted by the holder into shares of our common stock at any time from the end of each calendar quarter immediately preceding a STAR Payment Due Date until and including one day prior to such STAR Payment Due Date. The STAR Note is initially convertible at a conversion price equal to the greater of (i) $4.00 or (ii) seventy percent (70%) of the average closing price of our common stock, as reported on the Over-The-Counter Bulletin Board, for the ten (10) consecutive trading days ending on and including the last day of the calendar quarter immediately preceding the applicable STAR Payment Due Date. As of March 31, 2006 and pending the results of the arbitration proceedings described in Note 6(E), the principal balance on the STAR Note was convertible into a maximum of 593,535 shares of our common stock. Our obligations under the STAR Note are not secured by any of our assets.

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

         The following represents the purchase price allocation at the date of the Incentra of CA acquisition:

Cash and cash equivalents                                           $ 1,597,498
Other current assets                                                    824,998
Property and equipment                                                   20,909
Other assets                                                              7,005
Goodwill                                                              6,177,686
Customer relationships (5 year life)                                    540,000
Current liabilities                                                  (1,473,088)
                                                                    -----------

Total purchase price                                                $ 7,695,008
                                                                    ===========

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

         The purchase price allocation was considered final as of December 31, 2005. As a result of the goodwill impairment test we completed in the fourth quarter of 2005 in accordance with SFAS 142, the amount allocated to goodwill was considered impaired and an impairment loss of $4,151,450 was charged to income in the fourth quarter of 2005.

B) ACQUISITION OF PWI TECHNOLOGIES, INC.

         On March 30, 2005 (the "PWI Closing Date"), we acquired all of the outstanding capital stock of PWI. The acquisition was effected pursuant to a Stock Purchase Agreement, dated as of the PWI Closing Date (the "PWI Stock Purchase Agreement").

         The purchase price of PWI consisted of $2,350,000 in cash and 841,934 shares of our common stock valued at $1,683,868 (based upon the market price three days before and after the acquisition date). In addition, during the year ended December 31, 2005, the former PWI shareholders achieved a partial earn out of $100,000 which was paid to them in cash. As a result of the earn-out payment, the purchase price (goodwill) was increased by $100,000. We paid approximately $250,000 in investment banking fees in connection with the transaction.

         Concurrent with the consummation of the acquisition, we granted registration rights with respect to the shares of our common stock issued in the acquisition. Pursuant to the registration rights agreement, at any time after March 31, 2006, the holders of such rights shall have the right to cause us to register under the Securities Act of 1933, as amended, the shares of our common stock issued on the PWI Closing Date and the shares of common stock issuable pursuant to the earn-out described above. The agreement also provides that, after March 31, 2006, the holders have "piggy-back" registration rights with respect to such shares.

         The following represents the purchase price allocation at the date of the PWI acquisition:

Cash and cash equivalents                                           $    74,297
Other current assets                                                  7,009,601
Property and equipment                                                  173,610
Other assets                                                             28,010
Goodwill                                                              3,831,534
Customer relationships (5 year life)                                    310,000
Current liabilities                                                  (6,877,351)
Other liabilities                                                       (64,564)
                                                                    -----------

Total purchase price                                                $ 4,485,137
                                                                    ===========

         The purchase price allocation was considered final as of December 31, 2005.

C) PROFORMA RESULTS

         The following unaudited pro forma financial information presents our combined results of operations for the first quarter of 2005 as if the acquisitions of Incentra of CA and PWI had occurred as of January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported by us had the acquisitions been completed as of the beginning of the period presented, and should not be taken as representative of our future consolidated results of operations or financial condition. Unaudited pro forma results were as follows for the three-month periods ended March 31, 2006 and 2005:

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED


                                                     Three-month periods ended
                                                            March 31,
                                                     2006             2005
                                                 ------------      ------------
                                                  (Unaudited)      (Unaudited)
Revenue                                          $ 12,909,171      $ 16,452,125
Cost of revenue                                     7,791,490        11,971,102
                                                 ------------      ------------

Gross margin                                        5,117,681         4,481,023
Operating expenses                                  6,739,828         6,377,743
                                                 ------------      ------------

Loss from operations                               (1,622,147)       (1,896,720)
Other expense, net                                 (1,919,975)         (184,604)
Income tax expense                                    (94,339)         (319,607)
                                                 ------------      ------------

Net loss                                           (3,636,461)       (2,400,931)
Accretion of redeemable preferred
 stock to redemption amount                          (654,392)         (654,391)
                                                 ------------      ------------

Net loss applicable to common
 shareholders                                    $ (4,290,853)     $ (3,055,322)
                                                 ============      ============

Net loss per share applicable to
 common shareholders-basic and diluted           $      (0.32)     $      (0.29)
                                                 ============      ============

(5) PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of March 31, 2006:


Computer equipment                                                  $ 5,225,499
Software                                                              1,640,110
Leasehold improvements                                                   63,246
Assets under construction                                               172,209
Office furniture and equipment                                          758,345
                                                                    -----------
                                                                      7,859,409
Less accumulated depreciation                                        (5,441,470)
                                                                    -----------
                                                                    $ 2,417,939
                                                                    ===========

         Depreciation expense for the three-month periods ended March 31, 2006 and 2005 was $388,951 and $394,700, respectively.

         Included in property and equipment was equipment under capital leases with a cost of $2,130,065 and accumulated depreciation of $830,437 at March 31, 2006.


(6) NOTES PAYABLE, CAPITAL LEASES, AND OTHER LONG-TERM OBLIGATIONS

The following is a summary of our long-term debt as of March 31, 2006:

Senior Secured Convertible Note (A)                                $  2,371,954
Lines of Credit (B) and (C)                                           5,292,689
Acquisition Term Notes (D)                                                    0
STAR Note (E)                                                         2,106,281
Capital Leases (F)                                                      901,040
Other obligations                                                       524,846
                                                                   ------------
                                                                     11,196,810
Less current portion                                                (10,964,731)
                                                                   ------------

Long-term portion                                                  $    232,079
                                                                   ============

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

(A) SENIOR SECURED CONVERTIBLE NOTE

         On May 13, 2004, we consummated a private placement pursuant to which we issued a secured convertible term note due May 13, 2007 (the "Maturity Date") in the principal amount of $5,000,000 (the "Laurus Note"), and we issued a common stock purchase warrant entitling the holder to purchase 443,500 shares of common stock (the "Laurus Warrant") at $4.80 per share. The Laurus Note and the Laurus Warrant were sold to Laurus Master Fund, Ltd. ("Laurus"), for a purchase price of $5,000,000. The principal and unpaid interest on the Laurus Note are convertible into shares of our common stock at a price of $3.00 per share, subject to adjustments for standard antidilution provisions.

         In  connection  with the issuance of the Laurus  Note,  we recorded the fair value of the Laurus Warrant as a debt discount in the amount of approximately $1.8 million based upon the Black-Scholes option-pricing model, resulting in an imputed interest rate of 37%. This discount is being amortized to earnings as additional interest expense over the term of the Laurus Note. Accordingly, we have recorded $108,986 and $139,545 of additional non-cash interest expense relating to the amortization of the discount for the three-month periods ended March 31, 2006 and 2005, respectively.

         In accordance with EITF 00-19, we initially accounted for the fair value of the Laurus Warrant as equity. As discussed below, in the fourth quarter of 2004, due to an October 2004 change in the Laurus Note conversion terms, our authorized and unissued shares available to settle the Laurus Warrant (after considering all other commitments that may require the issuance of stock during the maximum period the Laurus Warrant could remain outstanding) were determined to be insufficient. As a result, we reassessed and reclassified the value of the Laurus Warrant to a liability at the reassessment date. However, as a result of the one-for-ten reverse stock split effected on June 9, 2005, there were again sufficient authorized and unissued common shares to settle the Laurus Warrant, and it was again reclassified and is included in equity through March 31, 2006. The appropriateness of the classification of the Laurus Warrant is reassessed at each balance sheet date.

         The Laurus Note provides for monthly payments of interest at a rate per annum equal to the prime rate plus 1%, which is subject to reduction if the market price of our common stock exceeds certain designated thresholds. However, the rate cannot be less than 5% per annum. The Laurus Note also provides for monthly amortization of principal, which commenced on September 1, 2004, at the rate of $45,455 per month and increased to approximately $159,000 per month beginning in March 2005, with the balance payable on the Maturity Date. However, due to an event of default on the STAR Note (see Note 6(E)), all amounts due under the Laurus Note have been reclassified to current liabilities at March 31, 2006.

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

         On February 6, 2006, we entered into an Amendment and Deferral Agreement (the "Amendment and Deferral Agreement") with Laurus amending the Laurus Note. Pursuant to the Amendment and Deferral Agreement, the monthly principal amount of the Laurus note payable to Laurus for each of January, February, March, April, May and June 2006, equal to an aggregate of $952,495, is deferred until the Maturity Date.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

(B) 2005 LINE OF CREDIT

         In June 2005, we entered into a Security Agreement with Laurus pursuant to which Laurus provided us a $9 million revolving, convertible credit facility (the "2005 Facility"). The term of the 2005 Facility was three years. In connection with the 2005 Facility, we executed in favor of Laurus a $9 million Secured Revolving Note (the "Revolver Note").

         Borrowings under the 2005 Facility were collateralized by a security interest in substantially all of our assets, including a pledge to Laurus of all of the outstanding capital stock of PWI and Incentra of CA. Repayment of borrowings under the 2005 Facility was guaranteed by PWI and Incentra of CA pursuant to a Subsidiary Guaranty in favor of Laurus.

         In connection with the financing, we issued to Laurus a warrant that entitles Laurus to purchase, at any time through June 30, 2012, up to 400,000 shares of our common stock at a price of $2.63 per share, subject to adjustment for standard antidilution provisions (the "2005 Warrant"). The value of the warrant was determined, using the Black-Scholes model, to be $0.6 million and was recorded as a debt discount.

         All borrowings under the 2005 facility were repaid in full in February 2006 and the balance of the debt discount, $448,533, and the deferred financing costs, $301,140, were included in the loss on the early extinguishment of debt.

(C) 2006 LINE OF CREDIT

         On February 6, 2006, we entered into the New Security Agreement with Laurus pursuant to which Laurus agreed to provide us with a non-convertible revolving credit facility of up to $10 million (the "2006 Facility"). The term of the 2006 Facility is three (3) years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the prime rate plus 1%, subject to a floor of 7%. In connection with the 2006 Facility, we executed in favor of Laurus a secured non-convertible revolving note in the principal amount of $10 million (the "2006 Revolving Note"). Interest on borrowings under the 2006 Revolving Note is payable monthly on the first day of each month during the term of the 2006 Revolving Note, commencing on March 1, 2006. All outstanding principal amounts are due and payable on February 6, 2009.

         We entered into the 2006 Facility to pay off the 2005 Facility, of which approximately $6 million was outstanding as of February 6, 2006. In connection with the 2006 Facility, we issued to Laurus an option to purchase 1,071,428 shares of common stock at a price of $.001 per share. The Option expires on February 26, 2026. Pursuant to the 2006 Facility, Laurus may not sell any shares of our common stock it receives through the exercise of the Option (the "Option Shares") prior to January 31, 2007. Additionally, Laurus agreed not to sell an amount of Option Shares that would exceed thirty-five percent (35%) of the aggregate dollar trading volume of our Common Stock for the twenty-two
(22) trading day period immediately preceding such sale. Using the Black-Scholes model, we calculated the value of the Option to be $1.2 million and recorded a debt discount of the same amount to be amortized over 36 months beginning in February 2006. In conjunction with the payoff of the 2005 Facility, we incurred a loss on the early extinguishment of that debt of $1.2 million.

         The 2006 Facility increased the minimum initial amount of borrowings available to us and to our subsidiaries from $6 million under the 2005 Facility to $6.48 million under the 2006 Facility until April 30, 2006. Thereafter, the maximum principal amount of all borrowings under the 2006 Facility cannot exceed 90% of the eligible accounts receivable of our company and each of our U.S. subsidiaries, minus any reserves that Laurus may in good faith deem necessary and appropriate.

         On February 6, 2006, we requested and Laurus agreed to lend an initial draw under the 2006 Facility of $6.38 million, of which (i) approximately $5.9 million was used to satisfy in full our indebtedness to Laurus under the 2005 Facility, (ii) $375,000 was paid to Laurus as an early termination fee for the 2005 Facility and (iii) $107,500 (recorded as expense) was applied

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

towards costs of the 2006 Facility. Both of the two latter amounts were included in the loss on the early extinguishment of debt.

         All loans and obligations owed by us to Laurus arising under the 2006 Facility or otherwise are secured by a security interest in substantially all of the assets of our company and our subsidiaries pursuant to the terms of the Security Agreement.

         In addition, we pledged to Laurus all of the outstanding capital stock of our subsidiaries pursuant to a Stock Pledge Agreement (the "Stock Pledge Agreement") executed by us in favor of Laurus, and each of our subsidiaries executed a Subsidiary Guaranty, dated February 6, 2006 (the "Subsidiary Guarantee"), in favor of Laurus, guaranteeing all of our present and future obligations to Laurus.

         Under the terms of the 2006 Facility, if an event of default occurs under any of our agreements with Laurus, Laurus has the right to accelerate payments in addition to any other remedies available to it and to foreclose upon the assets securing the borrowings. If an event of default occurs under any of our agreements with Laurus, within five days after written notice to us, Laurus may require a payment of 125% of the unpaid principal balance, plus accrued interest and fees, which will become immediately due and payable. Laurus would also be entitled to payment of a default interest rate of 1.5% per month on all amounts due. No events of default exist at March 31, 2006.

         The 2006 Facility contains certain negative covenants that require us to obtain the prior written consent or other actions of Laurus in order for us to take certain actions at any time when borrowings remain outstanding under the 2006 Facility.

      Pursuant to the terms of an Amended and Restated Registration Rights Agreement between us and Laurus (the "Registration Rights Agreement"), which amends and restates a Registration Rights Agreement between Laurus and our company dated May 13, 2004, we are obligated to file a post-effective amendment to our existing Registration Statement on Form SB-2 originally filed on June 29, 2004 to include the shares of common stock issuable (i) upon exercise of the Option, (ii) as a result of adjustments made to the exercise price of the Option, (iii) upon exercise of the warrant issued pursuant to the June 30, 2005 Security Agreement, and (iv) as a result of adjustments made to the exercise price of such warrant. We anticipate filing a Registration Statement in May 2006.

(D) ACQUISITION TERM NOTES

         On March 31, 2006, we consummated a private placement with Laurus pursuant to which we issued to Laurus a secured term note due May 31, 2009 in the principal amount of $1,750,000 (the "2006 Term Note") and a secured convertible term note due May 31, 2009 in the principal amount of $1,500,000 (the "2006 Convertible Note"). In connection with the issuance of the 2006 Term Note and the 2006 Convertible Note, we issued to Laurus a common stock purchase warrant (the "2006 Warrant") entitling the holder to purchase 417,857 shares of common stock (the "2006 Warrant") at $0.001 per share, subject to certain antidilution adjustments, at any time after March 31, 2007 and on or prior to March 31, 2013. The 2006 Term Note, 2006 Convertible Note and the 2006 Warrant were sold to Laurus for a purchase price of $3,250,000 and were funded on April 13, 2006 in connection with the acquisition discussed in Note 8.

         The 2006 Term Note and 2006 Convertible Note provide for monthly payments of interest at a rate per annum equal to the prime rate plus 2%, subject to a floor of 9%. The 2006 Term Note and 2006 Convertible Note also provide for monthly amortization of principal, which commences on August 1, 2006, at the rate of $101,563 per month. The principal and unpaid interest on the 2006 Convertible Note are convertible into shares of our common stock at a fixed conversion price of $1.40 per share (which exceeded the market price of our common stock on March 31, 2006), subject to certain antidilution adjustments. The 2006 Term Note and 2006 Convertible Note are collateralized by a security interest in all of our assets.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

         Pursuant to a Registration Rights Agreement (the "2006 Registration Rights") with Laurus, we are obligated to: (a) file on or prior to May 15, 2006 a registration statement under the Securities Act ("Registration Statement") to register the resale of the shares of our common stock issuable upon conversion of the 2006 Convertible Note and exercise of the 2006 Warrant (b) use our best efforts to have the Registration Statement declared effective under the Securities Act as promptly as possible, but in any event prior to July 15, 2006 and (c) maintain the effectiveness of the Registration Statement until the earliest date of when (i) all Registrable Securities covered by such Registration Statement have been sold, or (ii) all Registrable Securities covered by such Registration Statement may be sold immediately without registration under the Securities Act and without volume restrictions pursuant to Rule 144(k) under the Securities Act, or (iii) except with respect to the shares issuable upon the exercise of the 2006 Warrant, all amounts payable under the 2006 Convertible Note have been paid in full. Laurus, or other holders of the 2006 Convertible Note and the 2006 Warrant, are entitled to certain specified remedies if we do not timely comply with our registration obligations.

         Pursuant to the 2006 Securities Purchase Agreement (the "Securities Purchase Agreement") with Laurus, for so long as 25% of the original principal amount of the 2006 Convertible Note is outstanding or the 2006 Warrant is outstanding, we may not directly or indirectly declare or pay any dividends without the prior written consent of Laurus. The 2006 Securities Purchase
Agreement also requires the written consent of Laurus in connection with any 1iquidation, material reorganization, merger or acquisition involving our company, or the issuance of certain additional indebtedness by our company.

         The 2006 Term Note and 2006 Convertible Note contain certain events of default consistent with those encompassed in our previous financings with Laurus. Following the occurrence and during the continuance of any such event of default, we are required to pay additional interest in an amount equal to (1.5%) per month, and all outstanding obligations, including unpaid interest, shall continue to accrue interest at such additional interest rate from the date of such event of default until the date such event of default is cured or waived. In addition, following the occurrence and during the continuance of any such event of default, Laurus, at its option, may demand repayment in full of all obligations and liabilities owing to Laurus and/or may elect, in addition to all rights and remedies of Laurus, require us to make a default payment equal to 125% of the outstanding principal amount of the Note, plus accrued but unpaid interest, all other fees then remaining unpaid, and all other amounts payable by us to Laurus.

(E) STAR NOTE

         Pursuant to the STAR Merger Agreement discussed in Note 4(A), we issued an unsecured convertible promissory note for $2,500,000 to the principal stockholder of Incentra of CA (the "STAR Note") that is payable in ten installments and matures on August 1, 2007. The STAR Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the STAR Note). Such events of default include the occurrence of any of the following events: (i) failure to pay within ten
(10) days after the applicable due date any amounts payable under the STAR Note,
(ii) an assignment for the benefit of creditors, or (iii) failure to perform any material covenant under the STAR Merger Agreement, the registration rights agreement or the consulting agreement described below or any other material agreement between us and the seller. Principal amounts not paid when due (subject to applicable cure periods) bear interest at the rate of twelve percent (12%) per annum.

         On August 1, 2005, we elected not to make a scheduled payment due under the STAR Note after we identified significant required post-closing adjustments to the purchase price for the assets of STAR and, consequently,

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

the principal amount of the STAR Note. On August 16, 2005, we received a demand for arbitration from legal counsel of the principal stockholder. As of March 31, 2006, we have classified the entire principal amount to current liabilities based on the default. We have been accruing interest at the 12% default rate since August 11, 2005.

         We are engaged in an arbitration proceeding to resolve this dispute, which if resolved unfavorably, would have a material adverse affect on our liquidity and financial condition since payment of the full outstanding balance of the STAR Note could be accelerated. The hearing phase of the arbitration proceeding was completed in April 2006, and both parties have submitted their proposed findings of fact and conclusions of law to the arbitrator. A ruling from the arbitrator is expected by the end of June 2006. As of the balance sheet date, the entire principal balance of $2.4 million ($2.1 million net of discount) on the STAR Note is classified as current. Management does not believe the debt will be paid in one year from the balance sheet date, however, the reclassification on the balance sheet was made as the debt is now callable.


         The event of default on the STAR Note created an event of default of certain provisions of the Laurus Note. Because Laurus has not granted us a waiver of the default on this indebtedness at March 31, 2006, the entire amount due under the Laurus Note has also been classified with current liabilities. Other indebtedness with Laurus discussed in Notes 6(B) and 6(D) was not affected by the event of default on the STAR Note.

(F) CAPITAL LEASES

         In November 20, 2003, we entered into a capital lease line of credit agreement (the "Lease Line") for $1,500,000 with a third-party lender. On March 2, 2005, we entered into an amendment to the Lease Line. Under this amendment, we could draw an additional $500,000 (the "New Credit Facility") for equipment purchases through June 30, 2005, of which we used $497,667. The amendment also granted to us a call option to purchase equipment from the lessor. The term of the agreement is for 15 months with an interest rate of 14.96% per annum.

         On September 11, 2005, we entered into Amendment No. 2 to the Lease Line. Under this amendment, we were able to draw an additional $1,000,000 (the "Amended Credit Facility") for equipment purchases through December 31, 2005. The amendment also granted to us a call option to purchase equipment from the lessor. The terms of the agreement are for lease terms of 12-15 months with interest rates ranging from 14.964% to 15%. The Amended Credit Facility is to be repaid in monthly principal and interest installments through September 2006. During the first quarter of 2006, the period of time in which we were able to draw under the Amended Credit Facility was informally extended at no cost to us to March 31, 2006. During the quarter ended March 31, 2006, we drew $583,407 on the Lease Line. The unpaid balance at March 31, 2006 was $522,873.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

(7) SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

         We have designated 2.5 million authorized shares of preferred stock as Series A Preferred shares and issued 2,466,971 of such shares in connection with an acquisition in 2004. Warrants are outstanding for the purchase of 26,075 Series A Preferred shares at a purchase price of $10.35 per share and 6,954 Series A Preferred shares at a purchase price of $6.02 per share.

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

(8) SUBSEQUENT EVENT ACQUISITION OF NETWORK SYSTEM TECHNOLOGIES, INC.

         On April 13, 2006 (the "NST Closing Date"), we acquired all of the outstanding capital stock (the "NST Stock") of Network System Technologies, Inc., an Illinois corporation ("NST"), pursuant to a Stock Purchase Agreement, dated as of the Closing Date (the "NST Stock Purchase Agreement").

         The consideration paid for the NST Stock on the NST Closing Date was approximately $8.2 million, which consisted of $5.5 million in cash, the issuance of 1,034,483 shares of our common stock and the issuance of an unsecured promissory note in the amount of $1.5 million (the "NST Note"). In addition, the NST Stock Purchase Agreement contains an earn-out provision pursuant to which Transitional Management Consultants, Inc. ("TMC"), a newly-formed corporation owned by the former NST shareholder, may receive additional unregistered shares of our common stock based upon certain levels of EBITDA (as defined in the Stock Purchase Agreement) achieved by NST during the twenty-four month period ending March 31, 2008. The maximum number of shares issuable under the earn-out is 1,120,690 shares (subject to customary adjustments for stock splits, stock dividends and similar transactions) if NST's EBITDA is $4 million or greater during such period and provided certain other conditions are met. In addition, TMC's right to receive the earn-out described above is subject to the continued provision of consulting services by the former shareholder through TMC to us through March 31, 2008, with certain exceptions. If the services terminate prior to such date, TMC may under certain circumstances receive a pro rated portion of the earn-out amount. The cash paid on the NST Closing Date was provided pursuant to our existing line of credit and term note from Laurus Master Fund, Ltd., which was amended on the NST Closing Date to make NST a co-borrower thereunder.

         The NST Note accrues interest at an annual rate of one-half percent (1/2%). We are required to make eight equal payments of principal and interest in the amount of $190,190.38, the first payment of which is due on July 15, 2006, and the seven remaining payments being due on the first day of September, December, March and June during the period beginning on September 1, 2006 and ending on March 1, 2008. The NST Note further provides that all unpaid principal and accrued interest shall become immediately due and payable upon the occurrence of an event of default (as defined in the NST Note). Such events of default include, among others, the occurrence either of the following events:

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    UNAUDITED

(i) our failure to make payment when due, subject to a five (5) day notice and cure period or (ii) our failure to observe, keep or comply with any provision or requirement contained in the NST Stock Purchase Agreement.

         Concurrently with the consummation of the acquisition, we granted registration rights with respect to the shares of our common stock issued in the acquisition and we granted registration rights to TMC with respect to the shares issuable under the earn-out provision contained in the NST Stock Purchase Agreement. Pursuant to each registration rights agreement executed on the NST Closing Date, at any time after April 13, 2008, the holders of such rights shall have the right to cause us to register under the Securities Act, the shares of our common stock issued on the NST Closing Date and the shares of common stock issuable pursuant to the earn-out described above. The agreements also provide that, after April 13, 2008, the holders shall have `piggy-back' registration rights with respect to such shares.

         We also entered into a lock-up agreement with the former shareholder dated as of the NST Closing Date. Under such agreement, the former shareholder agreed not to sell or transfer the shares he received pursuant to the NST Stock Purchase Agreement until after April 13, 2008, with certain exceptions.

         In connection with the consummation of the acquisition, we entered into a consulting and subcontractor agreement (the "Consulting Agreement") dated as of the NST Closing Date with TMC that provides that TMC will provide consulting services to us relating to the business of NST and will receive a monthly fee of $24,251. The agreement has a two-year term and provides that TMC may terminate the agreement for any reason upon thirty (30) days prior written notice and that we may terminate the agreement, for cause (as defined in the Consulting Agreement), at any time upon written notice to TMC. In addition, TMC has the right to earn an annual cash bonus based upon certain levels of EBITDA (as defined in the Consulting Agreement) achieved by NST during the twelve (12) months ended March 31, 2007 and 2008. The maximum bonus amount is equal to $150,000 plus twenty-five percent (25%) of the amount by which EBITDA exceeds $2 million during the relevant annual period. TMC's right to receive the earn-out described above is subject to the continued provision of consulting services by TMC to us through end of each such period, with certain exceptions.

         In connection with our acquisition of NST, we paid investment banking fees to a third party of $475,000.

(B) 2006 STOCK OPTION PLAN

         On May 4, 2006, our board of directors approved and adopted the Incentra Solutions, Inc. 2006 Stock Option Plan (the "Plan"), which provides for the granting of options to key employees, officers and certain individuals to purchase shares of the our common stock. We currently have reserved 1,750,000 shares of common stock for issuance under the Plan. The Plan has a term of ten years and provides for the grant of "incentive stock options" within the meaining of Section 422 of the Internal Revenue Code of 1986, as amended and nonstatutory stock options. Options granted under the plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent (10%) of the voting power of the Company's common stock). Subject to the terms of any award agreement, options generally terminate three months after the termination of employment, except in the case of termination for cause or upon death or disability. We plan to register under the Securities Act of 1933, the shares of our common stock issuable upon exercise of the options granted pursuant to the Plan.

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

         Incentra Solutions, Inc. is a leading provider of complete solutions for the data protection needs of an enterprise. We supply a broad range of storage products and storage management services to broadcasters, enterprises and information technology service providers worldwide. We market our products and (services to broadcasters under the trade name Front Porch Digital ("Front Porch") and to service providers and enterprise clients under the trade names Incentra Solutions of Colorado ("Colorado"), ManagedStorage International ("MSI"), Incentra Solutions of California ("Incentra of CA") and PWI Technologies ("PWI"). Front Porch provides unique software and professional services solutions for digital archive management to broadcasters and media companies.

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

         Through MSI, we deliver comprehensive storage services, including remote monitoring/management services, maintenance support services (first call) for third-party hardware and software maintenance, professional services, third-party hardware/software procurement and resale and financing solutions. MSI provides data protection solutions and services that ensure that its customers' data is backed-up and recoverable and meets internal data retention compliance policies. MSI's remote monitoring and management services are delivered  from its Storage  Network  Operations  Center  ("NOC") in Broomfield,
Colorado,  which  monitors  and  manages  a wide  spectrum  of  diverse  storage infrastructures on a 24x7 basis throughout the United States, the United Kingdom, the Netherlands, Bermuda and Japan. MSI delivers these services worldwide using its proprietary GridWorks Operations Support System, which enables automated remote monitoring and management of complete storage infrastructures and back-up applications. MSI provides outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized. We believe customers benefit from improved operating effectiveness with reduced operating costs and reductions in capital expenditures.

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

         Through NST, Inc (which we acquired in April 2006), we provide storage, networking and security solutions, as well as professional services, to over 300 existing customers in the financial services, healthcare, education, non-profit and manufacturing verticals in the Chicago, Illinois area and central state region of the U.S. NST's customer base will provide an immediate market for our other products, such as First Call and Enhanced First Call support services and our GridWorks remote monitoring and management system in an area of the U.S. market not previously available to us with our direct sales force.

         The following discussion and analysis of financial condition and results of operations is based upon our historical consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         For the three months ended March 31, 2006, revenues totaled $12.9 million as compared to $6.0 million for the comparable prior period. The rate of increase for the three-month period ended March 31, 2006 was approximately 115% when compared to the same period for 2005. The increase in revenue from the prior year quarter was a result of the acquisitions of Incentra of CA and PWI, increased sales of hardware as part of complete archive solutions, and an increase in deliveries of broadcast solutions.

         We continue to invest in hardware and the development of our software and digital archiving in the data storage and infrastructure areas. During the three months ended March 31, 2006, we invested $0.4 million in software development and $0.6 million for data storage infrastructure.

         During the three months ended March 31, 2006, our loss from operations decreased by approximately $0.3 million to $1.6 million as compared to a loss of $1.9 million for the comparable prior-year period. This reduction in our loss was due to the increase in gross margin generated primarily from increased sales of our broadcast software solutions, which was offset in part by an increase in selling, general and administrative costs of approximately $2.0 million. The increase in our selling, general and administrative expenses was due to the inclusion of the operations of Incentra of CA and PWI for the entire quarter in 2006.

         During the three months ended March 31, 2006 and 2005, our results were breakeven on an adjusted EBITDA(1) basis. Results for the three months ended March 31, 2006 on an adjusted EBITDA basis include the add back of the $1.2 million loss on the early extinguishment of debt related to the 2005 Facility and $427,000 of non-cash compensation expense following the adoption of SFAS 123R effective January 1, 2006. Results for the first quarter of 2005 on an adjusted EBITDA basis included a gain of approximately $341,000 due to the revaluation of a derivative warrant liability.

------------------------------

1 EBITDA is defined as earnings before interest, taxes, depreciation and amortization and cumulative effect of changes in accounting principles. Although EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (GAAP), we believe the use of the non-GAAP financial measure EBITDA enhances an overall understanding of our past financial performance and is a widely used measure of operating performance in practice. In addition, we believe the use of EBITDA provides useful information to the investor because EBITDA excludes significant non-cash interest and amortization charges related to our past financings that, when excluded, we believe produces more meaningful operating information. EBITDA also excludes depreciation and amortization expenses, which are significant when compared to such levels prior to the acquisition of MSI. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure net loss before deemed dividends and accretion on preferred stock is set forth below.

EBITDA Reconciliation
All amounts in (000's)

                                          FOR THE THREE MONTHS ENDING MARCH 31,
                                               2006            2005
                                              -------         -------
Net loss before deemed dividends
 and accretion on preferred stock             $(3,636)         (2,348)
Depreciation and amortization                   1,261           1,285
Taxes                                              94             318
Interest (cash portion)                           332              77
Interest (non-cash portion)                       297             462
                                              -------         -------

EBITDA                                         (1,652)           (206)

Loss on early extinguishment of debt            1,232              --
Non-cash stock based compensation                 427             156
Referral fees                                      --              43
                                              -------         -------
EBITDA, as adjusted                           $     7         $    (7)
                                              =======         =======

         We continue to leverage our unique intellectual property by taking advantage of our position as a leading provider of archive software solutions. We continue to expand our product and service offerings in an effort to position our company as a provider of a wide range of services and products to the broadcast and media markets and to further solidify our leading market position. We also continue to increase the number of products we have available for resale to our customers both directly and through existing channel partners. We have increased our expenditures for sales and marketing initiatives to meet an increasing volume of digital archive implementations worldwide. We introduced the sales of managed services along with our sales of storage products and professional services directly to enterprise customers. We also believe we can increase our sales of managed services by introducing these services to the customers of our acquired businesses. We believe our professional services business will be enhanced as we leverage our engineering resources across our entire customer base.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

         Our unaudited condensed consolidated financial statements as of March 31, 2006 and for the quarter then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business. Our audited consolidated financial statements for the year ended December 31, 2005 were also prepared on a going concern basis. In our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Report of our Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern as a result of the possibility that substantially all of our long term debt may be accelerated due to a dispute with a creditor as discussed in Notes 4(A) and 6(E) to our unaudited condensed consolidated financial statements.

REVENUE. Total revenue for the three months ended March 31, 2006 increased $6.9 million, or 115%, to $12.9 million compared to total revenue of $6.0 million for the three months ended March 31, 2005. This increase was attributable to the additional revenues of $1.7 million resulting from increased sales in our broadcast division and $5.3 million related to the inclusion of the operating results of Incentra of CA and PWI in the full period, which increases were offset by a reduction $0.1 million in managed service revenues. Revenue from the sale of our products increased to $9.5 million compared to revenue of approximately $3.2 million for the comparable prior year period. Revenue from the delivery of our services increased $0.6 million to $3.4 million compared to $2.8 million for the comparable prior year period. On a pro forma basis assuming that the acquisitions of Incentra of CA and PWI occurred on January 1, 2005, revenue for the three months ended March 31, 2006 decreased $3.5 million, or 22%, to $12.9 million due to lower sales of third-party product sales for Incentra of CA and PWI of $4.9 million, lower services revenues for Incentra of CA resulting from the loss of a large customer representing $0.6 million of total revenues for the prior period and slightly lower service revenues for MSI of $0.1 million. These decreases were offset by increases in revenues generated by our broadcast division of $1.7 million and higher services revenues for PWI of $0.3 million.

         For the quarter ended March 31, 2006, a significant portion of our revenues was derived from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe or Asia amounted to $4.1 million, or 32% of total revenue, while revenues from customers located in North America totaled $8.8 million, or 68% of total revenue. For the quarter ended March 31, 2005, revenues from customers located in Europe and Asia amounted to $3.0 million, or 50% of total revenue, while revenues from customers located in North America totaled $3.0 million, or 50% of total revenue.

GROSS MARGIN. Total gross margin for the three months ended March 31, 2006 increased $2.2 million to $5.1 million, or 40% of total revenue, as compared to gross margin of $2.9 million, or 49% of total revenue, for the comparable prior year period. The decline in gross margin as a percentage of revenue was due to increased sales of third-party products at lower gross margins, which offset higher margins on the sales of our software and service solutions.
Product gross margin for the three months ended March 31, 2006 totaled $4.1 million, or 43% of product revenue. Service gross margin for the three months ended March 31, 2006 totaled $1.0 million, or 30% of service revenue. On a pro forma basis, gross margin for the three months ended March 31, 2006 increased $0.6 million due to the mix of higher-margin broadcast product sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2006 increased by approximately $2.0 million to $6.0 million from $4.0 million for the comparable prior year period. SG&A expenses included $4.5 million in salaries and related benefits for employees not directly related to the production of revenue, $0.5 million in general office expenses, $0.4 million in professional fees, $0.3 million for travel-related costs, and $0.3 million in facilities costs. SG&A expenses of $4.0 million for the comparable prior year period included $2.6 million in salaries and related benefits for employees not directly related to the production of revenue, $0.5 million in general office expenses, $0.2 million in travel related costs, $0.5 million in professional fees and $0.2 million of facilities costs. The increase for the three months ended March 31, 2006 was due to an additional $1.5 million of SG&A expenses relating to Incentra of CA and PWI as a result of the inclusion of those operations for the entire quarter in 2006, an increase of $0.2 million in salaries related to the broadcast business and an increase in employee headcount. Also included in the 2006 increase in SG&A expenses was an increase of $0.3 million related to the adoption of SFAS 123R and the recording of additional non-cash compensation expense. On a pro forma basis, SG&A expenses for the three months ended March 31, 2006 increased $0.4 million, primarily due to the increase of non-cash compensation expense related to the adoption of SFAS 123R.

DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized research and development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was approximately $1.3 million for each of the three months ended March 31, 2006 and 2005, of which approximately $0.5 million and $0.4 million was included in cost of revenue for the three-month periods ending March 31, 2006 and 2005, respectively.

OPERATING LOSS. During the three months ended March 31, 2006, we incurred a loss from operations of $1.6 million as compared to a loss from operations of $1.9 million for the three months ended March 31, 2005. This decrease in operating loss was primarily the result of the increase in gross margin of approximately $2.2 million, offset in part by an increase in SG&A expenses of approximately $2.0 million.

LOSS ON EARLY EXTINGUISHMENT OF DEBT. Refinancing of the 2005 Facility in the first quarter of 2006 was accounted for as an early extinguishment of debt. A loss of $1.2 million was recorded, which included $375,000 for an early termination fee and $107,500 in costs associated with the refinancing. No similar refinancing occurred in the first quarter of 2005.

INTEREST EXPENSE. Interest expense was $0.6 million for the three months ended March 31, 2006 compared to $0.6 million for the three months ended March 31, 2005.

OTHER INCOME AND EXPENSE. Other expense was approximately $60,000 for the three months ended March 31, 2006 compared to other income of approximately $367,000 for the three months ended March 31, 2005. Other income of $0.4 million for 2005 included $0.3 million of income resulting from the reassessment of the value of contracts recorded under EITF 00-19 for outstanding warrants and $0.1 million of investment income from leased equipment to customers and gains from sales of fixed assets.

FOREIGN CURRENCY TRANSACTION GAIN (LOSS). As discussed above, we conduct business in various countries outside the United States in which the functional currency of the country is not the U. S. dollar. We are subject to foreign exchange transaction exposure because we provide for intercompany funding between the U.S. and international operations, when we and/or our French subsidiary transact business in a currency other than our own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months ended March 31, 2006 and 2005 were minimal for each period.

INCOME TAX EXPENSE. We incurred income tax expense for the three months ended March 31, 2006 of $0.1 million compared to $0.3 million for comparable period in 2005. This expense was entirely represented by non-cash income tax expense related to our French subsidiary, Front Porch Digital International, SAS, and any liability otherwise payable was offset by the utilization of the subsidiary's deferred tax assets during the period.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. During the three months ended March 31, 2006, we incurred a net loss applicable to common shareholders of $4.3 million as compared to a net loss applicable to common shareholders of $3.0 million for the three months ended March 31, 2005. The increase in net loss for the three months ended March 31, 2006 was primarily due to an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, we had $0.5 million of cash and cash equivalents. Issuance of convertible debt and equity securities have been a principal source of liquidity for us.

         On May 13, 2004, we consummated a private placement pursuant to which we issued to Laurus Master Fund Ltd ("Laurus") a secured convertible term note due May 13, 2007 in the principal amount of $5.0 million (the "2004 Note"), and a common stock purchase warrant entitling the noteholder to purchase 443,500 shares of our common stock. Subsequent to that date, the note and other terms related to the indebtedness have been amended on several occasions. On February 6, 2006 we entered into an Amendment and Deferral Agreement (the "Amendment and Deferral Agreement") with Laurus amending the 2004 Note. Pursuant to the Amendment and Deferral Agreement, the monthly principal amount due Laurus under the 2004 Note for each of January, February, March, April, May and June 2006, equal to an aggregate of $952,495, is deferred until May 13, 2007. Scheduled payments will resume of July 1, 2006.

         On June 30, 2005, we entered into a Security Agreement with Laurus pursuant to which Laurus provided us a $9 million revolving, convertible credit facility. The outstanding principal amount under this facility was paid off on February 6, 2006 in connection with our execution of a new security agreement with Laurus pursuant to which Laurus provided us a non-convertible revolving credit facility of up to $10 million (the "2006 Facility"). The term of the 2006 Facility is three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus 1%, subject to a floor of seven percent (7%).

         In connection with the 2006 Facility, we executed in favor of Laurus a secured non-convertible revolving note in the principal amount of $10 million (the "2006 Revolver Note"). Interest on borrowings under the 2006 Revolver Note is payable monthly on the first day of each month during the term of the 2006 Revolver Note, commencing on March 1, 2006. All outstanding principal amounts are due and payable on February 6, 2009. The minimum amount available to us until April 30, 2006 was $6.5 million. Thereafter, the maximum principal amount outstanding under the 2006 Revolver Note cannot exceed 90% of the combined eligible accounts receivable of our company and all our U.S. subsidiaries.

         On March 31, 2006, we consummated a private placement pursuant to which we issued a secured term note due May 31, 2009 in the principal amount of

$1,750,000 (the "2006 Term Note") and a secured convertible term note due May 31, 2009 in the principal amount of $1,500,000 (the "2006 Convertible Note"). In connection with the issuance of the 2006 Term Note and 2006 Convertible Note, we issued a common stock purchase warrant entitling Laurus to purchase 417,857 shares of common stock (the "2006 Warrant") at $0.001 per share. Funding of $3.25 million under the 2006 Term note and the 2006 Convertible Note was completed on April 13, 2006 and was used to fund part of the cash portion of the purchase price of our acquisition of NST.

         As of March 31, 2006, we had current assets of $12.0 million. These assets were primarily derived from our operations in 2006 and from our acquisitions of Incentra of CA and PWI. Long-term assets of $24.2 million consisted of $12.9 million of intangible assets resulting from the acquisitions of MSI, Incentra of CA and PWI, $5.9 million of goodwill resulting from the acquisitions of Incentra of CA and PWI, $2.4 million of property and equipment, $2.3 million of software development costs and $0.7 million of other assets, which consisted of $0.5 million of deferred financing costs and $0.2 million of deposits, prepaid expenses and other receivables.

         Current liabilities of $26.3 million at March 31, 2006 consisted of $8.5 million of accounts payable; $2.3 million of deferred revenue, which consisted of billings in excess of revenue recognized, deposits and progress payments received on engagements currently in progress; $4.5 million of accrued expenses; and $11.0 of current portion of notes payable, other long term obligations, and capital leases.

         Our working capital deficit was $14.3 million as of March 31, 2006, which included the outstanding principal balance on the 2006 Facility of $5.3 million, net of debt discount of $1.2 million, which was classified as a current liability as a result of the credit facility containing a lockbox arrangement which requires all receipts to be swept daily to reduce borrowings outstanding under the credit facility, and a subjective acceleration clause, as described in
Note 6(C) to the unaudited condensed consolidated financial statements. Also included in the deficit was $1.3 million attributable to the reclassification of the promissory note issued to a former owner of Incentra of CA to current liabilities due to a default on such note and $2.4 million (net of discount) on the Laurus Note due to cross default provisions with other long-term indebtedness, as described in Notes 6(A) and 6(E) in the notes to unaudited condensed consolidated financial statements as of March 31, 2006.

         We used net cash of $0.2 million in operating activities during the three months ended March 31, 2006, primarily as a result of the net loss incurred during the period. We used net cash of $0.9 million in investing activities during the three months ended March 31, 2006, of which $0.6 million was used primarily to purchase or develop computer software and equipment. Financing activities provided net cash of $0.5 million during the three months ended March 31, 2006 primarily from the new Laurus financing. Repayment of capital leases, long-term obligations and notes payable of $5.3 million was offset by borrowings of $5.4 million under the 2006 Facility and $0.4 under the lease line of credit.

         As described in Note 6(E) to the condensed consolidated financial statements, we are currently in default of the STAR Note and in the event the outcome of our current arbitration proceeding is unfavorable, it is possible that the full outstanding balance of the STAR Note could be accelerated. We do not have the cash available to pay such amount and, in such event, we could require additional financing to meet our obligations. There can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

         We are still in the early stages of executing our business strategy, have completed three significant acquisitions and expect to begin numerous new acquisition engagements during the next 12 months. Although we are experiencing success in the deployment of our marketing strategy for the sale and delivery of our DIVArchive and other software solutions, continuation of this success is contingent upon several factors, including the availability of cash resources, the prices of our products and services relative to those of our competitors, and general economic and business conditions, among others.

         Our management believes our cash and cash equivalents and borrowings available from the 2006 Facility, will provide us with sufficient capital resources to fund our operations, debt service requirements, and working capital needs for the next 12 months. There can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

         Our actual financial results may differ materially from our stated plan of operations. Factors that may cause a change from our plan of operations to vary, include, without limitation, decisions of our management and board of directors not to pursue our stated plan of operations based on its reassessment of the plan and general economic conditions. Additionally, there can be no assurance that our business will generate cash flows at or above current levels. Accordingly, we may choose to defer capital expenditures and extend vendor payments for additional cash flow flexibility.

         We expect capital expenditures to be approximately $2.0 million and capitalized software development costs to be approximately $1.6 million during the 12-month period ended March 31, 2007. It is expected that our principal uses of cash will be for working capital, to finance capital expenditures and for other general corporate purposes, including financing the expansion of the business and implementation of our sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to us.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING. During the course of the audit of our consolidated financial statements for the year ending December 31, 2005, we discovered that we incorrectly accounted for goodwill and changes to our additional paid-in capital at March 31, 2005 in connection with two business acquisitions recorded in the first quarter of 2005. The incorrect amounts were subsequently included in the balance sheets included in our Form 10-QSB filings for quarters ending June 30, 2005, and September 30, 2005. There was no impact on our interim Statements of Operations and Cash Flows as a result of these errors. The Audit Committee of our Board of Directors has directed us to create a formal review process covering acquisition accounting and to include a Statement of Changes in Shareholders' Deficit and Comprehensive Loss with future filings on Form 10-QSB. We believe that these measures implemented in April 2006 fully address the accounting and financial reporting concerns associated with this matter.

         Except for the above matter, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

STAR NOTE DEFAULT

         We are engaged in an arbitration proceeding to resolve a dispute with one of our creditors that, if resolved unfavorably, would have a material adverse affect on our liquidity and financial condition. The hearing phase of the arbitration proceeding was completed in April 2006, and both parties have submitted their proposed findings of fact and conclusions of law to the arbitrator. A ruling from the arbitrator is expected by June 2006. In connection with our acquisition of STAR (now known as Incentra of CA) in February 2005, we issued to Alfred Curmi, the principal stockholder of STAR, a promissory note (the "STAR Note") in the principal amount of $2.5 million that is payable in ten installments and matures on August 1, 2007. On August 1, 2005, we elected to cease making payments to Mr. Curmi due under the STAR Note after we identified significant required post-closing adjustments to the purchase price for the assets of STAR and, consequently, the principal amount of the STAR Note. On August 16, 2005, we received a demand for arbitration from legal counsel to Mr. Curmi. As of December 31, 2005, we have reclassified the balance of $2.4 million on the STAR Note to current liabilities due to the default and the possibility that the arbitrator may rule in favor of Mr. Curmi in such proceeding. While management does not believe the debt will be paid within one year of the balance sheet date, the reclassification on the balance sheet was made as the debt is now callable. We do not have the cash available to pay such amount and, in such event, we would require additional financing to meet our obligation. There can be no assurance that we would be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment. The event of default on the STAR Note created an event of default of certain provisions of our various promissory notes with Laurus as described in the notes to our unaudited condensed consolidated financial statements.

ITEM 5.  OTHER INFORMATION

         On May 4, 2006, our board of directors approved and adopted the Incentra Solutions, Inc. 2006 Stock Option Plan (the "Plan"), which provides for the granting of options to key employees, officers and certain individuals to purchase shares of the our common stock. We currently have reserved 1,750,000 shares of common stock for issuance under the Plan. The Plan has a term of ten years and provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and nonstatutory stock options. Options granted under the plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent (10%) of the voting power of the Company's common stock). Subject to the terms of any award agreement, options generally terminate three months after the termination of employment, except in the case of termination for cause or upon death or disability. We plan to register under the Securities Act of 1933, the shares of our common stock issuable upon exercise of the options granted pursuant to the Plan.

ITEM 6. EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006                      INCENTRA SOLUTIONS, INC.

                                         By: /s/ Thomas P. Sweeney III
                                             -------------------------
                                               Thomas P. Sweeney III
                                               Chief Executive Officer
                                            (principal executive officer)


                                         By:    /s/ Paul McKnight
                                             -------------------------
                                                   Paul McKnight
                                              Chief Financial Officer
                                             (principal financial and
                                               accounting officer)

                                            EXHIBIT INDEX

10.1 Incentra Solutions, Inc. 2006 Stock Option Plan, dated as of May 4, 2006.

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