Form 10QSB
period 2006-06-30
INCENTRA SOLUTIONS, INC.
filed 2006-08-15
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended June 30, 2006

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

As of August 7, 2006, 13,285,713 shares of the issuer's common stock, $.001 par value per share, and 2,466,971 shares of the issuer's Series A preferred stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PART I. FINANCIAL INFORMATION


                            INCENTRA SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                       JUNE 30,
                                                                        2006
                                                                        ----
ASSETS
Current assets:
  Cash and cash equivalents                                       $     967,595
  Accounts receivable, net of allowance for
    doubtful accounts of $224,496                                     9,038,079
  Other current assets                                                  743,582
  Assets held for sale (Note 5)                                      19,770,920
                                                                  -------------
Total current assets                                                 30,520,176

Property and equipment, net                                           2,288,012
Capitalized software development costs, net                             909,004
Intangible assets, net                                                  624,000
Goodwill                                                             14,698,106
Restricted cash                                                          38,175
Other assets                                                            510,492
                                                                  -------------
TOTAL ASSETS                                                      $  49,587,965
                                                                  =============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current portion of notes payable, capital leases
    and other long term obligations                               $  19,996,934
  Accounts payable                                                   10,269,472
  Accrued expenses                                                    3,883,704
  Current portion of deferred revenue                                   775,024
  Liabilities associated with assets held for sale (Note 5)           5,252,029
                                                                  -------------
Total current liabilities                                            40,177,163

Notes payable, capital leases and other long term
  obligations, net of current portion                                   838,824
Deferred revenue, net of current portion                                111,141
                                                                  -------------
TOTAL LIABILITIES                                                    41,127,128
                                                                  -------------
Commitments and contingencies

Series A convertible preferred stock, $.001 par value,
  $31,500,000 liquidation preference, 2,500,000 shares
  authorized, 2,466,971 shares issued and outstanding                25,927,117
                                                                  -------------

Shareholders' deficit:
Preferred stock, nonvoting, $.001 par value, 2,500,000 shares authorized, none issued or outstanding
Common stock, $.001 par value, 200,000,000 shares authorized,
  14,421,293 shares outstanding at June 30, 2006                         14,421
Additional paid-in capital                                          122,738,844
Accumulated other comprehensive gain                                    210,164
Accumulated deficit                                                (140,429,709)
                                                                  -------------
TOTAL SHAREHOLDERS' DEFICIT                                         (17,466,280)

                                                                  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $  49,587,965
                                                                  =============

See accompanying notes to unaudited condensed consolidated financial statements.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                    2006             2005                2006            2005
                                                                 ----------------------------       ----------------------------
Revenues:
  Products                                                       $14,739,546     $ 10,422,023       $ 20,579,015    $ 11,524,000
  Services                                                         3,362,707        3,120,682          5,882,577       5,198,340
                                                                 -----------     ------------       ------------    ------------
TOTAL REVENUE                                                     18,102,253       13,542,705         26,461,592      16,722,340
                                                                 -----------     ------------       ------------    ------------

Cost of revenue:
  Products                                                        12,433,923        8,923,683         17,089,836       9,694,174
  Services                                                         2,262,237        2,005,189          4,204,612       3,400,662
                                                                 -----------     ------------       ------------    ------------
Total cost of revenue                                             14,696,160       10,928,872         21,294,448      13,094,836
                                                                 -----------     ------------       ------------    ------------
GROSS MARGIN                                                       3,406,093        2,613,833          5,167,144       3,627,504

Selling, general and administrative                                5,480,587        3,709,220          9,398,833       6,087,945
Stock-based compensation expense                                     468,452           60,792            835,332         168,861
Depreciation and amortization                                        134,774          286,638            268,119         582,573
                                                                 -----------     ------------       ------------    ------------
                                                                   6,083,813        4,056,650         10,502,284       6,839,379
                                                                 -----------     ------------       ------------    ------------

OPERATING LOSS FROM CONTINUING OPERATIONS                         (2,677,720)      (1,442,817)        (5,335,140)     (3,211,875)
                                                                 -----------     ------------       ------------    ------------

Other income (expense):
  Interest income                                                        205            3,516                339          25,947
  Interest expense                                                (1,045,115)        (610,000)        (1,668,674)     (1,171,310)
  Loss on early extinguishment of debt                                     -                -         (1,232,174)              -
  Other income (expense)                                              23,828          (34,843)            33,669         319,897
  Foreign currency transaction gain                                   18,239            1,424             17,551           1,397
                                                                 -----------     ------------       ------------    ------------
                                                                  (1,002,843)        (639,903)        (2,849,289)       (824,069)
                                                                 -----------     ------------       ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                   (3,680,563)      (2,082,720)        (8,184,429)     (4,035,944)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES (Note 5)                                      (465,805)        (273,406)           399,053        (668,749)
                                                                 -----------     ------------       ------------    ------------

NET LOSS                                                          (4,146,368)      (2,356,126)        (7,785,376)     (4,704,693)

Accretion of redeemable preferred stock to redemption amount        (654,392)        (654,392)        (1,308,784)     (1,308,784)
                                                                 -----------     ------------       ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                       $(4,800,760)    $ (3,010,518)      $ (9,094,160)   $ (6,013,477)
                                                                 ===========     ============       ============    ============

COMPREHENSIVE NET LOSS
Net loss                                                         $(4,146,368)    $ (2,356,126)      $ (7,785,376)   $ (4,704,693)
Foreign currency translation adjustments                             305,377          (76,717)           313,399    $   (153,950)
                                                                 -----------     ------------       ------------    ------------
                                                                 $(3,840,991)    $ (2,432,843)      $ (7,471,977)   $ (4,858,643)
                                                                 ===========     ============       ============    ============

Weighted average number of common shares outstanding -
 basic and diluted                                                14,239,362       12,703,068         13,780,565      11,901,066
                                                                 ===========     ============       ============    ============

Basic and diluted net loss per share applicable to
 common shareholders:
  Loss from continuing operations                                $     (0.31)    $      (0.22)      $      (0.69)   $      (0.45)
  Income (loss) from discontinued operations                           (0.03)           (0.02)              0.03           (0.06)
                                                                 -----------     ------------       ------------    ------------
Net loss per share--basic and diluted                            $     (0.34)    $      (0.24)      $      (0.66)   $      (0.51)
                                                                 ===========     ============       ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                       INCENTRA SOLUTIONS AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT AND
                           COMPREHENSIVE GAIN (LOSS)
                         SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


                                                                             ACCUMULATED
                                       COMMON STOCK                             OTHER
                                  ---------------------     ADDITIONAL      COMPREHENSIVE    ACCUMULATED
                                    SHARES      AMOUNT    PAID-IN CAPITAL    GAIN (LOSS)       DEFICIT             TOTAL
                                  ----------   --------   ---------------   -------------   --------------     --------------
BALANCES, JANUARY 1, 2006         13,326,810   $ 13,327    $ 119,517,168     $ (103,235)    $ (132,644,333)    $  (13,217,073)

Common stock issued in
 acquisition of Network
 Systems Technologies, Inc.
 (Note 4)                          1,034,483      1,034        1,303,449                                            1,304,483

Amortization of employee
 stock-based
 compensation expense                                            884,665                                              884,665

Accretion of FPDI mandatorily
 redeemable preferred stock to
 redemption amount                                            (1,308,784)                                          (1,308,784)

Warrants issued to Laurus
 related to 2006 financings
 (Notes 7(B) and 7(C))                                         1,707,052                                            1,707,052

Common stock issued to
 investment advisor                   60,000         60           80,340                                               80,400

Warrants issued related to
 Convertible Notes (Note 7(E))                                   554,954                                              554,954

Components of comprehensive
 loss:

  Net loss                                                                                      (7,785,376)        (7,785,376)

  Change in foreign currency
   translation adjustments                                                      313,399                               313,399
                                                                                                               --------------
  Total comprehensive loss                                                                                         (7,471,977)
                                 --------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 2006           14,421,293   $ 14,421    $ 122,738,844     $  210,164     $ (140,429,709)    $  (17,466,280)
                                 ===========   ========    =============     ==========     ===============    ==============

See accompanying notes to unaudited consolidated financial statements.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      Six Months Ended June 30,
                                                                                                      2006              2005
                                                                                                      ----              ----
Cash flows from operating activities:
     Net loss                                                                                      $ (7,785,376)     $ (4,704,693)
     Adjustments to reconcile net loss to net cash used in continuing operating activities:
          (Income) loss from discontinued operations, net of income taxes                              (399,053)          668,749
          Depreciation                                                                                  728,067           736,519
          Amortization of intangible assets and software development costs                              320,270           661,862
          Amortization of non-cash loan discount                                                              0            12,735
          Stock-based compensation                                                                      835,332           168,851
          Non-cash interest expense                                                                     768,214           959,402
          Non-cash loss on early extinguishment of debt                                                 749,674
          Bad debt expense                                                                               12,204            20,787
          Loss on disposal of assets                                                                                       45,773
          Gain on revaluation of of derivative warrant liability                                                         (390,280)
          Changes in operating assets and liabilities, net of business acquisitions:
             Accounts and other receivables                                                           1,086,160           337,574
            Other current assets                                                                        140,220            90,440
            Other assets                                                                                (40,544)           55,496
            Accounts payable                                                                            (75,945)           40,903
            Accrued liabilities                                                                         458,152          (396,693)
            Deferred revenue                                                                             54,913          (102,545)
            Other liabilities                                                                           182,227           (68,932)
                                                                                                   ------------      ------------

          Net cash used in continuing operations                                                     (2,965,485)       (1,864,052)
          Net cash provided by discontinued operations                                                  977,892           745,451
                                                                                                   ------------      ------------
          Net cash used in operating activities                                                      (1,987,593)       (1,118,601)
                                                                                                   ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                               (838,930)         (409,929)
     Capitalized software development costs                                                            (307,419)         (309,504)
     Proceeds from sale of property and equipment                                                                             750
     Cash acquired in STAR acquisition                                                                                  1,597,498
     Cash acquired in PWI acquisition                                                                                      74,297
     Cash paid in acquisition of NST (Note 4)                                                        (5,192,858)
     Net change in restricted cash                                                                       42,781              (366)
                                                                                                   ------------      ------------

          Net cash (used in) provided by continuing operations                                       (6,296,426)          952,746
          Net cash used in discontinued operations                                                     (616,613)         (526,314)
                                                                                                   ------------      ------------
          Net cash (used in) provided by investing activities                                        (6,913,039)          426,432
                                                                                                   ------------      ------------

Cash flows from financing activities:
     Proceeds from line of credit, net                                                                3,895,096           131,452
     Proceeds form acquisition term notes                                                             3,250,000
     Proceeds from convertible notes                                                                  2,410,000
     Proceeds from lease line of credit, net                                                             56,180           (12,424)
     Payments on capital leases, notes payable and other long-term liabilities                         (186,333)         (354,315)
                                                                                                   ------------      ------------

          Net cash provided by (used in) continuing operations                                        9,424,943          (235,287)
          Net cash provided by (used in) discontinued operations
                                                                                                   ------------      ------------
          Net cash provided by (used in) financing activities                                         9,424,943          (235,287)

Effect of exchange rate changes on cash and cash equivalents (related to discontinued operations)       291,364           (82,417)

          Net increase (decrease) in cash and cash equivalents from continuing operations               163,032        (1,146,593)
          Net increase in cash and cash equivalents from discontinued operations                        652,643           136,720
                                                                                                   ------------      ------------
          Net increase (decrease) in cash and cash equivalents                                          815,675        (1,009,873)
                                                                                                   ------------      ------------

Cash and cash equivalents at beginning of period:
     Continuing operations                                                                              804,563         2,469,881
     Discontinued operations                                                                            304,079           598,576
                                                                                                        -------           -------
          Total                                                                                       1,108,642         3,068,457

Cash and cash equivalents at end of period:
     Continuing operations                                                                              967,595         1,323,288
     Discontinued operations                                                                            956,722           735,296
                                                                                                   ------------      ------------
          Total                                                                                    $  1,924,317      $  2,058,584
                                                                                                   ============      ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                                      $    900,121      $    185,961

Supplemental disclosures of non-cash investing and financing activities:
     Net liabilities acquired in Incentra of CA acquisition, excluding cash                                               620,178
     Net assets acquired in PWI acquisition, excluding cash                                                               269,306
     Net liabilities acquired in NST acquisition, excluding cash (Note 4)                               958,490
     Purchases of property and equipment included in accounts payable                                   220,414
     Conversion of notes payable and accrued interest in exchange for common stock                                        400,000
     Reclassification of derivative liability to equity                                                                 1,910,254

See accompanying notes to unaudited condensed consolidated financial statements.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


(1) ORGANIZATION

         Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as "we", "us" or "our"), formerly Front Porch Digital, Inc. ("FPDI"), was organized and incorporated in the state of Nevada. On October 25, 2004, we changed our name from Front Porch Digital, Inc. to Incentra Solutions, Inc., and our common stock now trades on the Over-the-Counter Bulletin Board under the trading symbol "ICNS". We have completed four acquisitions: On August 18, 2004, we acquired ManagedStorage International, Inc., a Delaware corporation incorporated in March 2000 ("MSI"); on February 18, 2005, we acquired Incentra of CA, formerly known as STAR Solutions of Delaware, Inc., a privately-held Delaware corporation ("Incentra of CA "); on March 30, 2005, we acquired PWI Technologies, Inc., a privately-held Washington corporation ("PWI"); and on April 13, 2006, we acquired Network Systems Technologies, Inc, a private-held Illinois corporation ("NST"). The MSI acquisition was accounted for as a reverse merger, and therefore, MSI was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented herein include the results of operations of MSI for all periods presented and include the results of operations of the acquired companies from the dates of the acquisitions forward.

         On July 31, 2006, we completed the sale of the assets of FPDI. The sale included all of the outstanding capital stock of our wholly-owned subsidiary in France, Front Porch Digital International, SAS. FPDI provides archive solutions to broadcasters and media companies. The sales price was approximately $33 million in cash and we have the right to receive up to an additional $5 million in cash pursuant to the terms of an earn-out based on a percentage of gross revenues received by Front Porch from certain software sales through December 31, 2008. Management believes the sale of the FPDI business will allow us to focus on our core business as represented by Incentra of CA, MSI, PWI, and NST. Proceeds from the sale of FPDI were used to repay most of our long-term debt (see Note 10(B)) and management plans to use the remainder for investment in our other businesses, potential future acquisitions, and to generally strengthen our balance sheet.

         We provide complete solutions for an enterprise's data protection needs. We supply a broad range of storage products and storage management services to enterprises and information technology service providers worldwide. We market to service providers and enterprise clients under the trade names MSI, Incentra of CA, PWI and NST. MSI provides outsourced storage solutions, including engineering, hardware and software procurement and remote storage operations services. Incentra of CA, PWI and NST are leading systems integrators that provide Information Technology ("IT") products, professional services and outsourcing solutions to enterprise customers located primarily in the central and western United States. Our customers are located in North America, Europe, Asia and the Pacific Rim.

     BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 include Incentra Solutions, Inc. and its wholly-owned subsidiaries, MSI, which is based

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


in Colorado, and MSI's wholly-owned subsidiaries, ManagedStorage UK, Inc. and Seabrook Technologies, Inc.; Incentra of CA, which is based in San Diego, California; PWI, which is based in Kirkland, Washington; and NST, which is based in Lombard, Illinois, from the date of acquisition through June 30, 2006. As a result of the asset sale (as discussed in Note 5), the operations of FPDI are presented retroactively for 2005 as discontinued operations. Substantially all of its operating assets, including certain liabilities associated with these assets, are presented as held for sale as of June 30, 2006 and are classified as current since the proceeds were realized in cash in July 2006. ManagedStorage UK, Inc. and Seabrook Technologies, Inc. did not have any significant operating activities during the quarter ended June 30, 2006 and the six months then ended. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. Except as described above, all such adjustments are of a normal recurring nature. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 4, 2006.

GOING CONCERN MATTERS AND RESOLUTION

         Our unaudited condensed consolidated financial statements as of June 30, 2006 and for the quarter and six months then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business. Our audited consolidated financial statements for the year ended December 31, 2005 were also prepared on a going concern basis. In our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Report of our Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern as a result of nearly all of our long term debt being callable due to a dispute with the former principal stockholder of Incentra of CA.

         On July 28, 2006, we entered into a Letter Agreement, as amended on July 31, 2006, with the former principal stockholder of Incentra of CA, pursuant to which we settled all claims and disputes with the former principal stockholder that arose from our claimed adjustment of the purchase price paid in connection with our acquisition of Incentra of CA in February 2005. Pursuant to the Letter Agreement, as amended, we agreed to pay the former principal stockholder $2,380,000, of which $505,000 was paid upon execution of the Letter Agreement and $1,875,000 was paid on August 2, 2006. As part of the settlement, the former principal stockholder returned to us all of the 1,135,580 shares of our common stock issued to him in the acquisition and cancelled the $2.5 million promissory note issued to him in February 2005. Upon full performance of each party's obligations, the parties will seek a dismissal of the action filed by the former principal stockholder.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


         In addition, repayments of indebtedness amounting to $14,589,662 owed to Laurus Master Fund, Ltd. ("Laurus") were made on July 31, 2006. Included in this payment were all amounts previously in default.

         Following the sale in July 2006 of our FPDI operations and finalization of a negotiated agreement with the creditor as discussed above, sufficient funds were available to fully pay off all of the callable indebtedness.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review the carrying value of long-lived assets, including property and equipment and amortizable intangible assets, to determine whether there are any indications of impairment. Impairment of long-lived assets is assessed by a comparison of the carrying amount of an asset to expected future cash flows to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. At June 30, 2006, we believe that there are no indicators that an impairment of any long-lived assets has occurred.

GOODWILL

         Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. SFAS No. 142, "Goodwill and Other Intangible Assets", (SFAS 142) requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. We test goodwill for impairment in the fourth quarter of each year or during interim periods if factors indicating impairment concerns arise.

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

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


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

SOFTWARE DEVELOPMENT COSTS

         We account for costs related to software developed for internal use and marketed for external use in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Our GridWorks software product is used internally for providing services to our customers and is also marketed separately as a stand-alone product. As required by SFAS No. 86, we capitalize costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and future revenue for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated useful life of three years.

         For the three and six-month periods ended June 30, 2006, capitalized software development costs, which related primarily to enhancements to our GridWorks software solution, totaled $146,221 and $307,419, respectively. These costs are amortized on a straight-line basis over the estimated life of the enhancements, typically three years. For the three and six-month periods ended June 30, 2006, $131,704 and $256,717, respectively, of amortization costs were charged to expense. As of June 30, 2006, the unamortized portion of software development costs was $909,004.

         For the three and six-month periods ended June 30, 2005, capitalized software development costs totaled $138,218 and $309,504, respectively. For the three and six-month periods ended June 30, 2005, $130,449 and $248,182, respectively, of amortization costs were charged to expense.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         The balance sheet accounts of our international subsidiary (Front Porch Digital International, SAS) (included in assets and liabilities held for sale) were translated using the exchange rate in effect at the balance sheet date, and the results of these operations (included in gain (loss) on discontinued operations) were translated at the average exchange rates during the period. At June 30, 2006, we reported a cumulative translation gain of

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


$210,164 as a component of accumulated other comprehensive gain (loss). We were also subject to foreign exchange transaction exposure when our subsidiary transacts business in a currency other than its own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three-month periods ended June 30, 2006 and 2005 were gains of $18,239 and $1,424, respectively. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the six-month periods ended June 30, 2006 and 2005 were gains of $17,551 and $1,397, respectively.

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY SETTLED IN OUR
COMMON STOCK

         We account for obligations and instruments potentially to be settled in our stock in accordance with Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock" ("EITF No. 00-19"). This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock.

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

PER SHARE DATA

         On April 12, 2005, our Board of Directors (the "Board") and the holders of the required number of shares of our capital stock approved an amendment to our Articles of Incorporation to effect a one-for-ten reverse stock split effective June 9, 2005. All references to shares, options, and warrants in our financial statements for the three and six-month periods ended June 30, 2006 and in prior periods have been adjusted to reflect the post-reverse split amounts.

         We report our earnings (loss) per share in accordance with SFAS No. 128, "Accounting for Earnings Per Share". Basic loss per share is calculated using the net loss allocable to common shareholders divided by the weighted average common shares outstanding during the period. In accordance with accounting requirements for reverse mergers and stock splits, the historical loss per share amounts have been retroactively restated to reflect our capital structure. Due to our net losses for the periods presented, shares from the assumed conversion of outstanding warrants, options, convertible preferred stock and convertible debt have been omitted from the computations of diluted loss per share for the three and six-month periods ended June 30, 2006 and 2005 because the effect would be antidilutive.

         An aggregate of 14.7 million and 10.3 million shares of common stock issuable upon the conversion of outstanding convertible preferred stock, the exercise of outstanding options and warrants, and restricted stock have been omitted from the computations of basic and diluted loss per share at June 30,

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


2006 and 2005, respectively and for the three and six-month periods then ended, because the effect would be antidilutive.

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

         On January 1, 2006 (the first day of our 2006 fiscal year), we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

         We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted in 2006 and 2005 were calculated using the following estimated weighted average assumptions:

                                              2006                2005
                                              ----                ----

Stock options granted                      1,254,611             175,000
Weighted-average exercise price           $     1.29            $   0.21
Weighted-average grant date fair value    $     1.10            $   1.43
Assumptions:
Expected volatility                              112%                111%
Expected term (in years)                      6 Years             3 Years
Risk-free interest rate                         4.79%               3.64%



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

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


         We currently expect, based on an analysis of historical forfeitures that approximately 90% of our options will actually vest, and therefore have applied a forfeiture rate of 3.5% per year to all unvested options as of June 30, 2006. This analysis will be re-evaluated periodically and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

         Expected volatilities are based on the historical volatility of the price of our common stock. The expected term of options is derived based on the sum of the vesting term plus the original option term, divided by two.

         The adoption of SFAS 123R on January 1, 2006 had the following impact on the first six months of 2006 results: net loss before deemed dividends and accretion on preferred stock increased by $0.8 million and net loss per weighted average common share outstanding--basic and diluted increased by $.06 per share.

         The following table details the effect on net loss before accretion on preferred stock and net loss per weighted average common share outstanding had stock-based compensation been recorded for the first three and six-months of 2005, respectively, based on the fair-value method under SFAS 123, "Accounting for Stock-Based Compensation". The reported and pro forma net loss before accretion on preferred stock and net loss per weighted average common share for the second quarter of 2006 and year-to-date for 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R. All amounts except per share amounts in 000's:

                                                                               Three Months              Six Months
                                                                              Ended June 30,           Ended June 30,
                                                                                  2005                     2005
                                                                                  ----                     ----

Loss from continuing operations before
  accretion on preferred stock, as reported                                     $  (2,083)               $  (4,036)
Add stock-based compensation expense included in
  reported net loss                                                                    61                      169
Deduct total stock-based employee compensation expense
  determined under the fair-value based method for all awards                        (634)                  (1,091)
                                                                                ---------                ---------

Pro forma loss from continuing operations before
  accretion on preferred stock                                                     (2,656)                  (4,958)

Loss from discontinued operations, net of income taxes                               (273)                    (669)
                                                                                ---------                ---------

Pro forma net loss, before accretion on preferred stock                         $  (2,929)               $  (5,627)
                                                                                =========                =========

Net loss per weighted average common share outstanding--
  Basic and diluted--pro forma                                                  $   (0.28)               $   (0.58)
                                                                                =========                =========

Net loss per weighted average common share outstanding-
  Basic and diluted-as reported                                                 $   (0.24)               $   (0.51)
                                                                                =========                =========



Summaries of option activity under the plans as of June 30, 2006, changes during the six months then ended, and status of non-vested options are presented below:

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


                                                                         Weighted          Weighted
                                                                         Average           Average
                                                    Number of            Exercise         Contractual
                                                     Options              Price              Life
                                                     -------             -----               ----

Balance January 1, 2006                             2,217,016             $ 2.92              8.50
Granted                                             1,254,611               1.29             10.00
Exercised                                                   -                  -                 -
Forfeited                                            (106,862)              5.09              8.70
                                                   ----------            -------           -------

Balance at June 30, 2006                            3,364,765             $ 2.25              9.05
                                                   ==========            =======           =======

Vested balance at June 30, 2006                       901,095             $ 3.27              7.59
                                                   ==========            =======           =======

                                                                                           Weighted
                                                                                           Average
                                                                                          Grant Date
                                                                                          Fair Value
                                                                                          ----------

Non-vested options January 1, 2006                  1,379,524             $ 2.42            $ 0.52
Granted                                             1,254,611               1.29              1.10
Vested                                                (79,303)              1.96              1.38
Forfeited                                             (91,162)              2.23              1.16
                                                   ----------            -------           -------

Non-vested options at June 30, 2006                 2,463,670            $  1.87           $  0.94
                                                   ==========            =======           =======


         As of June 30, 2006, there was $3.0 million of total unrecognized compensation expense related to the non-vested, share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.92 years. The total fair value of shares vested during the six-month period ended June 30, 2006 was approximately $86,000. The intrinsic value of vested options is not material at June 30, 2006.

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

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to a specific customer's ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible. Credit losses have been within management's expectations.

         For the six-month period ended June 30, 2006, no one customer accounted for greater than 10% of total revenues from continuing operations nor did any single customer account for over 10% of accounts receivable at June 30, 2006. For the six-month period ended June 30, 2005, no one customer accounted for greater than 10% of revenue from continuing operations.

(4) ACQUISITION OF NST

         On April 13, 2006 (the "NST Closing Date"), we acquired all of the outstanding capital stock of NST, pursuant to a Stock Purchase Agreement, dated as of the NST Closing Date (the "NST Stock Purchase Agreement").

         The consideration paid for NST was approximately $8.2 million, which consisted of $5.5 million in cash, the issuance of 1,034,483 shares of our common stock valued at $1,304,483 (based on an average of the closing prices of our common stock during the seven-day periods before and after the acquisition date) and the issuance of a two-year unsecured promissory note in the amount of $1.5 million (the "NST Note"). In addition, the NST Stock Purchase Agreement contains an earn-out provision pursuant to which Transitional Management Consultants, Inc. ("TMC"), a newly-formed corporation owned by the former NST shareholder, may receive additional unregistered shares of our common stock based upon certain levels of EBITDA (as defined in the NST Stock Purchase Agreement) achieved by NST during the twenty-four month period ending March 31, 2008. The maximum number of shares issuable under the earn-out is 1,120,690 shares (subject to customary adjustments for stock splits, stock dividends and similar transactions) if NST's EBITDA is $4 million or greater during such period and provided certain other conditions are met. In addition, TMC's right to receive the earn-out described above is subject to the continued performance of consulting services by the former shareholder through TMC to us through March 31, 2008, with certain exceptions as defined in the NST Stock Purchase Agreement. If the services terminate prior to such date, TMC may under certain circumstances receive a pro-rated portion of the earn-out amount. The cash required for the acquisition was provided by additional borrowings on our existing line of credit and two newly-issued term notes from Laurus Master Fund, Ltd. (Note 7(C)).

         The NST Note accrues interest at an annual rate of one-half percent (1/2%). The NST Note has been discounted by $109,300 to reflect a fair value rate of interest of 8.75%. We are required to make eight equal payments of principal and interest in the amount of $190,190, the first payment of which was paid on July 15, 2006, and the seven remaining payments being due on the first day of September, December, March and June during the period beginning on September 1, 2006 and ending on March 1, 2008. The NST Note further provides that all unpaid principal and accrued interest shall become immediately due and payable upon the occurrence of an event of default (as defined in the NST Note). Such events of default include, among others, the occurrence either of the following events: (i) our failure to make payment when due, subject to a five
(5) day notice and cure period or (ii) our failure to observe, keep or comply with any provision or requirement contained in the NST Stock Purchase Agreement.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


         Concurrently with the consummation of the acquisition, we granted certain registration rights to the former owner and TMC with respect to the shares of our common stock issued in the acquisition and the shares issuable under the earn-out provision contained in the NST Stock Purchase Agreement. Pursuant to the registration rights agreements, at any time after April 13, 2008, the holders have a demand registration right to require us to register under the Securities Act such shares of our common stock issued in the acquisition. The agreements also provide that, after April 13, 2008, the holders shall have 'piggy-back' registration rights with respect to such shares.

         We also entered into a lock-up agreement with the former shareholder. Under such agreement, the former shareholder agreed not to sell or transfer the shares he received pursuant to the NST Stock Purchase Agreement until after April 13, 2008, with certain exceptions, as defined in the NST Stock Purchase Agreement.

         In connection with the consummation of the acquisition, we entered into a consulting and subcontractor agreement (the "Consulting Agreement") with TMC under which TMC will provide consulting services to us relating to the business of NST and will receive a monthly fee of $24,251. The agreement has a two-year term and provides that TMC may terminate the agreement for any reason upon thirty (30) days prior written notice and that we may terminate the agreement, for cause (as defined in the Consulting Agreement), at any time upon written notice to TMC. In addition, TMC has the right to earn an annual cash bonus based upon certain levels of EBITDA (as defined in the Consulting Agreement) achieved by NST during the twelve (12) months ended March 31, 2007 and 2008. The maximum annual bonus amount is equal to $150,000 plus twenty-five percent (25%) of the amount by which EBITDA exceeds $2 million during the relevant annual period. TMC's right to receive the earn-out described above is subject to the continued performance of consulting services by TMC to us through end of each such period, with certain exceptions.

         In connection with our acquisition of NST, we paid investment banking fees to a third party of $475,000. Legal fees and other costs of approximately $100,000 were also paid in connection with the acquisition.

         The following represents the preliminary purchase price allocation at the date of the NST acquisition:

Cash and cash equivalents                                           $   885,555
Other current assets                                                  3,339,493
Property and equipment                                                  136,036
Goodwill                                                              8,840,336
Current liabilities                                                  (4,434,019)
                                                                    -----------
Total purchase price                                                $ 8,767,401
                                                                    ===========

         The purchase price is not considered final as of the date of this report as we, along with our independent valuation advisors, are still reviewing all of the underlying assumptions and calculations used in the allocation. However, we believe the final purchase price allocation will not be materially different than presented herein.

         The following unaudited pro forma financial information presents our combined results of operations as if the acquisition of NST had occurred as of the beginning of each of the periods presented below. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported by us had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of our future consolidated results of

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


operations or financial condition. Unaudited pro forma results were as follows for the three and six-month periods ended June 30, 2006 and 2005:

                                                                     Three Months Ended June 30         Six Months Ended June 30
                                                                         2006           2005              2006            2005
                                                                         ----           ----              ----            ----

  Revenues                                                          $ 18,102,253     $ 21,441,705     $ 32,316,592     $ 30,597,340

  Loss from continuing operations (1)                                 (3,680,563)      (1,811,043)      (8,288,236)      (3,509,286)
  Income (loss) from discontinued operations (1)                        (465,805)        (273,406)         399,054         (668,749)

  Net loss applicable to common shareholders                          (4,800,760)      (2,738,841)      (9,197,965)      (5,486,819)


Net earnings (loss) per share - basic and diluted, pro forma:
  From continuing operations                                        $      (0.31)    $      (0.27)    $      (0.67)    $      (0.38)
  From discontinued operations                                             (0.03)           (0.02)            0.03            (0.06)
                                                                    ------------     ------------     ------------     ------------

Total net loss per share-basic and diluted, pro forma               $      (0.34)    $      (0.29)    $      (0.64)    $      (0.44)
                                                                    ============     ============     ============     ============


(1) In July 2006, we sold substantially all of the assets of FPDI, including certain liabilities associated with those assets as described in Note 5.

(5) ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

         As of June 30, 2006, we were in active negotiations related to the sale of FPDI and we met the criteria defined in SFAS No. 144 requiring the classification of FPDI as held for sale. Accordingly, the assets and liabilities of FPDI are segregated from our continuing business and classified as held for sale as of June 30, 2006. Similarly, FPDI's operations are classified as discontinued in the related statements of operations and cash flows. On July 31, 2006, we completed the sale of substantially all of the assets of FPDI, including our wholly-owned subsidiary, Front Porch International, SAS. See note 10(A) to these unaudited condensed consolidated financial statements.

         The operating results from discontinued operations were as follows for the periods presented below:

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


                                       Three Months Ended June 30                    Six Months Ended June 30

                                       2006                  2005                     2006              2005
                                       ----                  ----                     ----              ----
Revenues                            $ 3,886,017          $ 4,056,527              $ 8,435,848        $ 6,884,056
Cost of revenues                      1,705,400            1,576,553                2,900,167          2,474,572
                                      ---------            ---------                ---------          ---------
Gross profit                          2,180,617            2,479,974                5,535,681          4,409,484
Operating expenses                    2,421,249            2,230,760                4,743,586          4,331,831
                                      ---------            ---------                ---------          ---------
Operating income (loss)                (240,632)             249,214                  792,095             77,653
Other income (expense)                    9,242               36,380                  (64,287)           130,598
                                          -----               ------                  -------            -------
Income (loss) before income taxes      (231,390)             285,594                  727,808            208,251
Income tax expense                     (234,415)            (559,000)                (328,755)          (877,000)
                                       --------             --------                 --------           --------

Income (loss)                       $  (465,805)         $  (273,406)             $   399,053        $  (668,749)
                                    ===========          ===========              ===========        ===========

The components of assets held for sale and liabilities associated with assets held for sale are as follows:


                                                                     June 30,
                                                                       2006
                                                                       ----


Cash and cash equivalents                                         $      956,722
Accounts receivable, net of allowance for doubtful accounts
  doubtful accounts of $10,967                                         3,135,723
Unbilled revenue                                                       1,899,377
Other current assets                                                     412,903
Property and equipment, net                                              378,212
Capitalized software development costs, net                            1,495,149
Intangible assets, net                                                11,464,564
Other noncurrent assets                                                   28,270
                                                                  --------------

      Assets held for sale                                        $   19,770,920
                                                                  ==============

Accounts payable                                                       1,463,310
Accrued expenses                                                       2,161,582
Deferred revenue                                                       1,627,137
                                                                  --------------

      Liabilities associated with assets held for sale            $    5,252,029
                                                                  ==============

(6) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2006:

Computer equipment                                    $  5,282,850
Software                                                 1,797,531
Leasehold improvements                                     116,540
Office furniture and equipment                             129,591
                                                      ------------

                                                         7,326,512
Less accumulated depreciation                           (5,038,500)
                                                      ------------

                                                      $  2,288,012
                                                      ============

         Depreciation expense from continuing operations for the three and six-month periods ended June 30, 2006 was $345,825 and $728,067, respectively and for the three and six-month periods ended June 30, 2005 was $367,681 and $736,519, respectively.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


         Included in property and equipment was equipment under capital leases with a cost of $2,020,283 and accumulated depreciation of $707,489 at June 30, 2006.


(7) NOTES PAYABLE, CAPITAL LEASES, AND OTHER LONG-TERM OBLIGATIONS

The following is a summary of our long-term debt as of June 30, 2006:

Senior secured convertible note (A)           $ 2,480,939
Line of credit (B)                              8,811,735
Acquisition term notes (C)                      2,818,642
STAR note (D)                                   2,106,281
Convertible notes (E)                           1,947,538
NST note (F)                                    1,404,365
Capital leases (G)                                830,235
Other obligations                                 436,023
                                              -----------
                                               20,835,758
Less current portion                          (19,996,934)
                                              ----------

Long term portion                             $   838,824
                                              ===========

(A) SENIOR SECURED CONVERTIBLE NOTE

         On May 13, 2004, we consummated a private placement pursuant to which we issued a secured convertible term note due May 13, 2007 (the "Maturity Date") in the principal amount of $5,000,000 (the "Laurus Note"), and we issued a common stock purchase warrant entitling the holder to purchase through May 13, 2011 up to 443,500 shares of common stock (the "Laurus Warrant") at $4.80 per share, subject to standard antidilution adjustments. The principal and unpaid interest on the Laurus Note were convertible into shares of our common stock at a price of $3.00 per share. All outstanding principal and accrued interest were paid in full on July 31, 2006 as described in Note 10(B) to these unaudited condensed consolidated financial statements.

         In connection with the issuance of the Laurus Note, we recorded the fair value of the Laurus Warrant as a debt discount in the amount of approximately $1.8 million based upon the Black-Scholes option-pricing model, resulting in an imputed interest rate of 37%. This discount is being amortized to earnings as additional interest expense over the term of the Laurus Note.

(B) LINE OF CREDIT

         In June 2005, we entered into a Security Agreement with Laurus pursuant to which Laurus provided us a $9 million revolving, convertible credit facility (the "2005 Facility"). The term of the 2005 Facility was three years. In connection with the 2005 Facility, we executed in favor of Laurus a $9 million Secured Revolving Note (the "Revolver Note").

         In connection with the financing, we issued to Laurus a warrant that entitles Laurus to purchase, at any time through June 30, 2012, up to 400,000

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


shares of our common stock at a price of $2.63 per share, subject to adjustment for standard antidilution provisions (the "2005 Warrant"). The value of the warrant was determined, using the Black-Scholes model, to be approximately $600,000 and was recorded as a debt discount.

         All borrowings under the 2005 facility were repaid in full on February 6, 2006 on which we incurred a loss on early extinguishment of debt of approximately $1.2 million. The loss included the write-off of the balance of the debt discount and the deferred financing costs. In addition, $375,000 was paid to Laurus as an early termination fee for the 2005 Facility and $107,500 (recorded as expense) was applied towards costs of the 2006 Facility.

         On February 6, 2006, we entered into a New Security Agreement with Laurus pursuant to which Laurus agreed to provide us with a non-convertible revolving credit facility of up to $10 million (the "2006 Facility"). The term of the 2006 Facility was three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the prime rate plus 1%, subject to a floor of 7%. All outstanding principal amounts were due and payable on February 6, 2009. On July 31, 2006, all outstanding principal and accrued interest under the 2006 Facility were repaid, as more fully described in Note 10(B) to these unaudited condensed consolidated financial statements.

         In connection with the 2006 Facility, we issued to Laurus an option to purchase 1,071,428 shares of common stock at a price of $.001 per share. The option expires on February 26, 2026. Pursuant to the 2006 Facility, Laurus may not sell any shares of our common stock it receives through the exercise of the option (the "Option Shares") prior to January 31, 2007 and subject to certain volume limitations. Based upon the Black-Scholes model, we determined the value of the option to be approximately $1.2 million and recorded a debt discount of the same amount which is being amortized over the term of the 2006 Facility.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


(C) ACQUISITION TERM NOTES

         On March 31, 2006, we consummated a private placement with Laurus pursuant to which we issued to Laurus a secured term note due May 31, 2009 in the principal amount of $1,750,000 (the "2006 Term Note") and a secured convertible term note due May 31, 2009 in the principal amount of $1,500,000 (the "2006 Convertible Note"). In connection with the issuance of the 2006 Term Note and the 2006 Convertible Note, we issued to Laurus a common stock purchase warrant (the "2006 Warrant") to purchase 417,857 shares of common stock at $0.001 per share, subject to certain standard antidilution adjustments, at any time after March 31, 2007 and on or prior to March 31, 2026. Based upon the Black-Scholes model, we determined the value of the 2006 Warrant to be approximately $476,000 and recorded a debt discount of the same amount to be amortized over the term of the notes beginning in April 2006. The 2006 Term Note, 2006 Convertible Note and the 2006 Warrant were sold to Laurus for a purchase price of $3,250,000 and were funded on April 13, 2006 in connection with the acquisition of NST.

         All outstanding principal and interest on the 2006 Term Note was repaid on July 31, 2006 as more fully described in Note 10(B) to these unaudited condensed consolidated financial statements.

         The 2006 Convertible Note provides for monthly payments of interest at a rate per annum equal to the prime rate plus 2%, subject to a floor of 9%. The 2006 Convertible Note also provides for monthly amortization of principal, commencing on August 1, 2006, at the rate of $46,875 per month. The principal and unpaid interest on the 2006 Convertible Note are convertible into shares of our common stock at a fixed conversion price of $1.40 per share, subject to certain standard antidilution adjustments. The conversion price exceeded the market price of our common stock on the date the 2006 Convertible Note was issued.

         All of our indebtedness to Laurus is accompanied by substantially similar agreements governing registration rights, standard events of default provisions, typical remedies available to Laurus in the event of default, restrictions on the payment of dividends and other provisions standard in these types of arrangements.

(D) STAR NOTE

         As part of the acquisition of Incentra of CA in February 2005, we issued an unsecured convertible promissory note for $2,500,000 to the selling stockholder of Incentra of CA (the "STAR Note") that was payable in ten installments and was to mature on August 1, 2007. The STAR Note provided that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default. On August 1, 2005, we elected not to make a scheduled payment due under the STAR Note after we identified significant required post-closing adjustments to the purchase price for the assets of STAR and, consequently, the principal amount of the STAR Note. Our failure to make the scheduled payment and any subsequent payments constituted an event of default. Accordingly, as of June 30, 2006, we classified the entire principal amount to current liabilities based on the default. We accrued interest at the 12% default rate since August 11, 2005.

         The event of default on the STAR Note created an event of default of certain provisions of the Laurus Note, and as a result, all amounts due under the Laurus Note, the 2006 Term Note, and the 2006 Convertible Note have also been classified with current liabilities at June 30, 2006. On July 28, 2006, and as amended on July 31, 2006, we entered into a settlement agreement with the holder of the STAR Note, which, among other provisions, included our payment of

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


$2,380,000 to the noteholder as payment in full of all amounts due under the STAR Note.

(E) CONVERTIBLE NOTES

         On May 19, 2006 and May 26, 2006, we entered into a Note Purchase Agreement (the "Purchase Agreement") with twelve "accredited investors" (the "Purchasers"), pursuant to which we issued and sold unsecured convertible term notes (the "Convertible Notes") in the aggregate principal amount of $1,060,000 in connection with the offering by our company of up to $4,000,000 aggregate principal amount of such Convertible Notes. The Convertible Notes are convertible, at the option of the Purchasers, into shares of our common stock at a conversion price of $1.40 per share (as adjusted for stock splits, stock dividends and the like, the "Conversion Price"). The Conversion Price exceeded the market price of our common stock on the date the Convertible Notes were issued. We also issued to the Purchasers five-year warrants (the "Warrants") to purchase an aggregate of 251,048 shares of our Common Stock, at an exercise price $1.40 per share (as adjusted for stock splits, stock dividends and the like, the "Exercise Price"). Of the $1,060,000 aggregate principal amount purchased by investors in this offering, $775,000 aggregate principal amount was purchased by certain officers and directors of our company. The remaining $285,000 aggregate principal amount of the Convertible Notes was purchased by certain employees or consultants of our company.

         On June 26, 2006 and June 30, 2006, we consummated second and third closings (collectively, the "Additional Closings") under which we issued and sold to the Purchasers Convertible Notes in the aggregate principal amount of $1,350,000 and Warrants to purchase 320,421 shares of our common stock also at an exercise price of $1.40 per share. The Conversion Price exceeded the market price of our common stock on the date the Convertible Notes were issued. The sale of the Convertible Notes were made to three institutional investors pursuant to a Note Purchase Agreement (the "Second Purchase Agreement") dated as of June 6, 2006. As a result of the Additional Closings, aggregate proceeds received from the offering to date total $2,410,000. Based upon the Black-Sholes model, we determined the value of all Warrants issued in connection with the Purchase Agreement and the Second Purchase Agreement to be $555,000, to be amortized over the term of the Convertible Notes beginning in May 2006. Both purchase agreements contain standard events of default provisions.

         Absent earlier redemption by our company, or conversion by the Purchaser, the Convertible Notes issued in May 2006 mature on May 19, 2007 and the Convertible Notes issued in June 2006 mature on June 6, 2007. Interest accrues on the unpaid principal and interest on the Convertible Notes at a rate of 12% per annum (subject to certain adjustments). Any outstanding principal amount together with any accrued and unpaid interest, along with any amounts due to Purchasers under the Convertible Notes, is due and payable on the respective maturity dates.

         Subject to a prepayment penalty payable to the Purchaser (ranging from 11% to zero depending on the month during the term in which such prepayment is made), we may prepay the Convertible Notes issued in May 2006 at any time by paying to the Purchaser all sums due and payable under the Convertible Notes, the Purchase Agreement and any Related Agreement. Convertible Notes issued pursuant to the Additional Closings may be prepaid without penalty at any time prior to the maturity date.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


         Each Purchaser may convert any portion or all of the issued and outstanding principal amount and/or accrued interest and fees due and payable under such Convertible Note into fully paid and nonassessable shares of our Common Stock at the Conversion Price. Subject to the payment of the prepayment penalty referenced above (if applicable), we also have the right to convert any amounts due to a Purchaser under the Convertible Notes, Purchase Agreement or any Related Agreement into fully paid and nonassessable shares of our common stock at the Conversion Price. The Convertible Notes issued in the Additional Closings contain a provision that gives us the right to convert all or any portion of the then unpaid and accrued interest on such Convertible Notes into shares of our common stock at the then-effective conversion price of such Convertible Notes, if the average closing price of our common stock on the applicable market for the five (5) consecutive trading days immediately preceding the date of conversion is greater than or equal to one hundred twenty-five percent (125%) of the conversion price; provided there is an effective registration statement covering the resale of the shares issuable upon conversion of such Convertible Notes.

         Pursuant to the terms of a Registration Rights Agreement between the Purchasers and our company (the "Registration Rights Agreement") for the Convertible Notes issued in May 2006, upon the request of fifty-one percent of the Purchasers, and as soon as practicable, we are obligated to file a "resale" registration to register the resale of shares of our Common Stock (the "Registrable Securities") issuable (i) upon conversion of the Convertible Notes or (ii) upon exercise of the Warrant (with certain exceptions). If, at any time after May 19, 2007, we decide to register any of our equity securities or other securities convertible into equity securities, we must notify each Purchaser and include any Registrable Securities as such Purchaser may request, in such registration statement. Registration rights for the Convertible Notes issued in the Additional Closings (the "Second Registration Rights Agreement") require us to register by September 26, 2006 for resale under the Securities Act the shares of our common stock issuable to them upon conversion of the Convertible Notes or upon exercise of the Warrants.

         The Convertible Notes and Warrants executed in connection with the Additional Closings include a weighted-average anti-dilution provision and a limitation on the number shares for which the Convertible Note and Warrant may be converted or exercised. Pursuant to such limitation, a holder may not convert its Convertible Note nor exercise its Warrant if, as a result of such conversion or exercise, the number of shares of our common stock such holder would beneficially own exceeds the difference between (i) 9.99% of the then-issued and outstanding shares of our common stock and (ii) the number of shares of our common stock beneficially owned by such holder and/or such holder's affiliates (as defined under Rule 144 of the Securities Act of 1933, as amended (the "SECURITIES ACT")), except upon (i) sixty-one (61) days' prior notice from such holder to us or (ii) upon the occurrence and continuance of an event of default under the Purchase Agreement. Unlike the Convertible Notes issued in May 2006, the Convertible Notes issued in the Additional Closings do not permit us to redeem the Convertible Notes in cash upon five (5) days notice.

(F) NST Note

         Pursuant to the NST Stock Purchase Agreement discussed in Note 4, we issued an unsecured convertible promissory note for $1,500,000 to the selling stockholder of NST (the "NST Note") which is payable in eight installments and matures on March 1, 2008. The NST Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


immediately due and payable upon the occurrence of an event of default (as defined in the NST Note). Such events of default include, among others, (i) our failure to make a payment when due, subject to a five (5) days notice and cure period or (ii) our failure to observe, keep or comply with any provision or requirement in contained in the NST Stock Purchase Agreement.

(G) CAPITAL LEASES

         In November 20, 2003, we entered into a capital lease line of credit agreement (the "Lease Line") for $1,500,000 with a third-party lender. Subsequent to November 2003, we entered into two amendments to the Lease Line which has enabled us to draw an additional $1.5 million in total on the line for purchases through August 31, 2006. The amendments also grant to us a call option to purchase equipment from the lessor. The terms of the agreement are for lease terms of 12-15 months with interest rates ranging from 14.964% to 15%. The unpaid balance on the Lease Line at June 30, 2006 was $830,235.

(8) SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

(9) 2006 STOCK OPTION PLAN

         On May 4, 2006, our board of directors approved and adopted the Incentra Solutions, Inc. 2006 Stock Option Plan (the "Plan"), which provides for the granting of options to key employees, officers and certain individuals to purchase shares of our common stock. We currently have reserved 1,750,000 shares of common stock for issuance under the Plan. The Plan has a term of ten years and provides for the grant of "incentive stock options" within the meaning

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


of Section 422 of the Internal Revenue Code of 1986, as amended and nonstatutory stock options. Options granted under the plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent (10%) of the voting power of the Company's common stock). Subject to the terms of any award agreement, options generally terminate three months after the termination of employment, except in the case of termination for cause or upon death or disability. On July 7, 2006, we filed a registration statement on Form S-8 to register under the Securities Act of 1933, the resale of the shares of our common stock issuable upon exercise of the options granted pursuant to the Plan.


(10) SUBSEQUENT EVENTS

(A) SALE OF FRONT PORCH DIGITAL, INC.

         On July 31, 2006, we sold substantially all of the assets of our wholly-owned subsidiary, Front Porch Digital, Inc., a Delaware corporation ("Front Porch"), to FPD Acquisition Corporation, a newly-formed Delaware corporation ("FPD"), and 1706045 Ontario Limited, an Ontario corporation ("Ontario" and collectively with FPD, the "Buyers"), each owned by Genuity Capital Management Services, Inc., pursuant to the terms of the Purchase Agreement (the "Purchase Agreement"), dated as of July 31, 2006, among our company, MSI and the Buyers. The material assets owned and operated by Front Porch, all of which were transferred to the Buyers in the sale, included, without limitation, all of the outstanding capital stock of Front Porch International SAS, its wholly-owned French subsidiary, its DIVArchive and Bitscream software and all intellectual property rights associated with that software and all tangible personal property, contracts, account receivables relating to Front Porch's business.

         The purchase price was $33,000,000 plus an amount by which the net working capital amount (defined as current assets minus current liabilities) of Front Porch on the closing date exceeded a targeted amount of $660,000, or less an amount by which $660,000 exceeded such net working capital amount. Of such purchase price, $30,500,000 was received in cash at the closing and $2,500,000 was placed in escrow to secure payment of indemnification claims the Buyers may have against us following the closing. Following the closing, the parties will reconcile the net working capital amount of Front Porch as of the closing date. In addition to the purchase price payable at the closing, we may receive up to $5,000,000 pursuant to an earn-out provision. Under the terms of the earn-out, we are entitled to receive an amount equal to five percent (5%) of Front Porch's gross software sales, net of customer discounts, for each of the years ending December 31, 2006, 2007 and 2008, not to exceed $5,000,000 in the aggregate.

         An estimated gain of approximately $17.6 million was realized on the sale after expenses and fees of approximately $2.4 million and subject to finalization of post-closing adjustments.

(B) REPAYMENT OF LONG-TERM DEBT TO LAURUS

         On July 31, 2006, we used $14.6 million of the proceeds from the sale of the assets of Front Porch to repay in full all outstanding principal amounts, accrued interest and any applicable prepayment penalties related to the Laurus Note, the 2006 Facility and the 2006 Term Note.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RECENT DEVELOPMENTS

         In July 2006, we sold substantially all of the assets of our Front Porch division ("Front Porch"), through which we previously provided complete digital archive solutions to broadcasters and media companies. The sale price was approximately $33 million and we have the right to receive up to an additional $5 million pursuant to the terms of an earn-out based on a percentage of gross revenues received by Front Porch from certain software sales through December 31, 2008. A portion of the proceeds of the sale were used to repay approximately $14.5 million of our outstanding secured debt to Laurus Master Fund, Ltd ("Laurus"). Management believes the sale of the Front Porch business will allow us to focus on our core business as represented by Incentra of CA, MSI, PWI, and NST. Proceeds from the sale of FPDI were used to repay most of our long-term debt, and management plans to use the remainder for investment in our other businesses, potential future acquisitions, and to generally strengthen our balance sheet.

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

         Incentra Solutions, Inc. is a leading provider of complete solutions for the data protection needs of an enterprise. We supply a broad range of storage products and storage management services to enterprises and information technology service providers worldwide. We market our products and services to service providers and enterprise clients under the trade names Incentra Solutions of Colorado ("Colorado"), ManagedStorage International ("MSI"), Incentra Solutions of California ("Incentra of CA"), PWI Technologies ("PWI") and Network Technology Systems ("NST"). We formerly sold unique software and professional solutions for digital archive to management and media companies under the name Front Porch Digital ("Front Porch"). As noted above, Front Porch's assets were sold in July 2006.

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

         Through NST (which we acquired in April 2006), we provide storage, networking and security solutions, as well as professional services, to over 300 existing customers in the financial services, healthcare, education, non-profit and manufacturing verticals in the Chicago, Illinois area and central state region of the U.S. NST's customer base will provide an immediate market for our other products, such as First Call and Enhanced First Call support services and our GridWorks remote monitoring and management system in an area of the U.S. market not previously available to us with our direct sales force.

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

         For the three and six month-periods ended June 30, 2006, revenues from continuing operations totaled $18.1 million and $26.5 million, respectively, as compared to $13.5 million and $16.7 million, respectively, for the comparable periods in the prior year. The rate of increase for revenues from continuing operations for the three-month period ended June 30, 2006 was approximately 34% and 58% for the six-month period when compared to the same period for 2005. The increase in revenue from continuing operations from the prior year quarter was a result of the acquisition of NST in April 2006. The increase in revenues from continuing operations for the six-month period in 2006 was the result of the acquisitions of NST in April 2006, the inclusion of the results of Incentra of CA and PWI for the full six-month period as compared to from the dates of acquisition for the prior year, and increased sales of hardware as part of complete archive solutions.

         We continue to invest in hardware and the development of our software and in the data storage and infrastructure areas. During the three and six-month periods ended June 30, 2006, we invested $0.1 million and $0.3 million, respectively, in software development and $0.3 million and $0.8 million, respectively, for data storage infrastructure.

         During the three months ended June 30, 2006, our operating loss from continuing operations increased by approximately $1.3 million to $2.7 million as compared to a loss of $1.4 million for the comparable prior-year period. This increase in our loss from continuing operations was due to the adoption of SFAS 123R accounting for additional non-cash compensation expense of $0.5 million, decreased contribution from PWI, MSI and Incentra of CA and an increase in sales-related headcount in the various regions..

         For the six months ended June 30, 2006, the operating loss from continuing operations increased by approximately $2.1 million to $5.3 million as compared to a loss of $3.2 million for the comparable prior-year period. This increase in our loss from continuing operations was due to the adoption of SFAS 123R accounting for additional non cash compensation expense of $0.8 million, decreased contribution from PWI, MSI and Incentra of CA and an increase in sales related headcount in the various regions.

         During the three months ended June 30, 2006, our results from continuing operations on an EBITDA(1) basis include the add back of $468,000 of non-cash compensation expense following the adoption of SFAS 123R effective January 1, 2006. For the six month period ended June 30, 2006, EBITDA results include the add back of the $1.2 million loss on the early extinguishment of debt related to our 2005 secured credit facility from Laurus and $0.8 million of non-cash compensation expense as compared to an add back of $0.2 million for non-cash compensation expense for the comparable period in the prior year.

-------------

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

EBITDA Reconciliation
All amounts in (000's)

                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                              JUNE 30                    JUNE 30
                                                                         2006          2005         2006         2005
                                                                         ----          ----         ----         ----
Loss from continuing operations before
accretion on preferred stock                                            $ (3,681)    $(2,083)     $(8,184)      $(4,036)
Depreciation and amortization                                                556         669        1,048         1,398
Interest (cash portion)                                                      574         171          901           186
Interest (non-cash portion)                                                  471         439          768           959
                                                                        --------     -------      -------       -------
EBITDA from continuing operations                                       $ (2,080)    $  (804)     $(5,467)      $(1,493)
                                                                        --------     -------      -------       -------
Loss on early extinguishment of debt                                           -           -        1,232             -
Non-cash stock based compensation                                            468         108          835           169
Referral fees                                                                  -          29            -            72
                                                                        --------     -------      -------       -------
EBITDA from continuing operations, as adjusted                          $ (1,612)    $  (667)     $(3,400)      $(1,252)
                                                                        ========     =======      =======       =======

         We continue to expand our product and service offerings in an effort to position our company as a provider of a wide range of services and products and to further solidify our leading market position. We also continue to increase the number of products we have available for resale to our customers both directly and through existing channel partners. We introduced the sales of managed services along with our sales of storage products and professional services directly to enterprise customers. We also believe we can increase our sales of managed services by introducing these services to the customers of our acquired businesses. We believe our professional services business will be enhanced as we leverage our engineering resources across our entire customer base.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

         Our unaudited condensed consolidated financial statements as of June 30, 2006 and for the three and six-month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business. Our audited consolidated financial statements for the year ended December 31, 2005 were also prepared on a going concern basis. In our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Report of our Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern as a result of the possibility that substantially all of our long term debt may be accelerated due to a dispute with a creditor. The nature and subsequent resolution of the dispute is discussed in Notes 1, 7(D) and 10(B) to our unaudited condensed consolidated financial statements.

         REVENUE. Total revenue from continuing operations for the three months ended June 30, 2006 increased $4.6 million, or 34%, to $18.1 million as compared to total revenue of $13.5 million for the three months ended June 30, 2005. This increase was attributable to additional revenues of $8.7 million resulting from the inclusion of NST for the period, offset by a reduction in sales from MSI, Incentra of CA and PWI of 4.1 million. Revenue from the sale of our products increased to $14.7 million compared to revenue of approximately $10.4 million for the comparable prior year period. Revenue from the delivery of our services increased $0.3 million to $3.4 million compared to $3.1 million for the comparable prior year period. On a pro forma basis, assuming that the acquisition of NST occurred on January 1, 2005, revenue for the three months ended June 30, 2006 decreased $3.3 million, or 16%, from $21.4 million to $18.1 million due primarily to lower sales of third-party product sales for Incentra of CA and PWI of $3.9 million, and slightly lower service revenues for MSI of $0.3 million.

         For the quarter ended June 30, 2006, a portion of our revenues was derived from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe and Asia amounted to $0.7 million, or 4% of total revenue, while revenues from customers located in North America totaled $17.4 million, or 96% of total revenue. For the quarter ended June 30, 2005, revenues from customers located in Europe and Asia amounted to $0.5 million, or 4% of total revenue, while revenues from customers located in North America totaled $13.0 million, or 96% of total revenue.

GROSS MARGIN. Total gross margin from continuing operations for the three months ended June 30, 2006 increased $0.8 million to $3.4 million, or 19% of total revenue, as compared to gross margin of $2.6 million, or 19% of total revenue, for the comparable prior year period. The increase in total gross margin is due to the inclusion of NST in the 2006 period of $1.7 million offset by the lower margins from PWI and Incentra of CA and lower contribution from a managed service customer. Product gross margin for the three months ended June 30, 2006 totaled $2.3 million, or 16% of product revenue. Service gross margin for the three months ended June 30, 2006 totaled $1.1 million, or 33% of service revenue. On a pro forma basis, assuming acquisition of NST had occurred as of April 1, 2006 and 2005, gross margin for the three months ended June 30, 2006 decreased $0.9 million due to the lower sales experienced by PWI and Incentra of CA and lower contribution from a managed service customer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses from continuing operations for the three months ended June 30, 2006 increased by approximately $1.8 million to $5.5 million from $3.7 million for the comparable prior year period. SG&A expenses included $3.9 million in salaries and related benefits for employees not directly related to the production of revenue, $0.6 million in general office expenses, $0.4 million in professional fees, $0.3 million for travel-related costs, and $0.3 million in facilities costs. SG&A expenses of $3.7 million for the comparable prior year period included $2.6 million in salaries and related benefits for employees not directly related to the production of revenue, $0.4 million in general office expenses, $0.2 million in travel related costs, $0.3 million in professional fees and $0.2 million of facilities costs. The increase for the three months ended June 30, 2006 was due to an additional $1.2 million of SG&A expenses relating to NST as a result of the inclusion of those operations for the entire quarter in 2006, and an increase of $0.5 million in salaries related to an increase in employee headcount. Also included in the 2006 increase in SG&A expenses was an increase of $0.4 million related to the adoption of SFAS 123R and the recording of additional non-cash compensation expense. On a pro forma basis, SG&A expenses for the three months ended June 30, 2006 increased $0.6 million, primarily due to the increase of non-cash compensation expense related to the adoption of SFAS 123R and an increase in employee headcount.

DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized software development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was approximately $0.6 million for the three months ended June 30, 2006 and $0.7 million for the same period in 2005, of which approximately $0.4 million and $0.3 million was included in cost of revenue for the three-month periods ending June 30, 2006 and 2005, respectively.

OPERATING LOSS FROM CONTINUING OPERATIONS. During the three months ended June 30, 2006, we incurred a loss from continuing operations of $2.7 million as compared to a loss from operations of $1.4 million for the three months ended June 30, 2005. This increase in our loss from continuing operations was due to the adoption of SFAS 123R accounting for additional non-cash compensation expense of $0.4 million, decreased contribution from PWI, MSI and Incentra of CA and an increase in sales related headcount in the various regions.

INTEREST EXPENSE. Interest expense was $1.0 million for the three months ended June 30, 2006 compared to $0.6 million for the three months ended June 30, 2005 due to a significant increase on borrowings primarily related to acquisitions.

OTHER INCOME AND EXPENSE. Other income was approximately $24,000 for the three months ended June 30, 2006 as compared to other expense of approximately $35,000 for the three months ended June 30, 2005. None of the components of the change was significant.

FOREIGN CURRENCY GAIN. As discussed above, we conduct business in various countries outside the United States in which the functional currency of the country is not the U.S. dollar. We are subject to foreign exchange transaction exposure because we provide for intercompany funding between the U.S. and international operations, when we transact business in a currency other than our own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months ended June 30, 2006 and 2005 were minimal for each period.

LOSS FROM DISCONTINUED OPERATIONS. During the three months ended June 30, 2006 the loss from discontinued operations was $0.5 million as compared to a loss from discontinued operations for the three months ended June 30, 2005 of $0.3 million.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. During the three months ended June 30 2006, we incurred a net loss applicable to common shareholders of $4.8 million as compared to a net loss applicable to common shareholders of $3.0 million for the three months ended June 30, 2005. The increase in the net loss for the three months ended June 30, 2006 was primarily due to an increase in operating expenses explained earlier in addition to increased interest expense.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

REVENUE. Total revenue from continuing operations for the six months ended June 30, 2006 increased $9.8 million, or 58%, to $26.5 million as compared to total revenue of $16.7 million for the six months ended June 30, 2005. This increase was attributable to the additional revenues of $8.7 million resulting from the inclusion of NST for the 2006 period and $1.7 million for the inclusion of PWI (which was acquired on March 31, 2005) for 2006, offset by a reduction in sales from MSI of $0.3 million. Revenue from the sale of our products increased to $20.6 million compared to revenue of approximately $11.5 million for the comparable prior year period. Revenue from the delivery of our services increased $0.7 million to $5.9 million compared to $5.2 million for the comparable prior year period. On a pro forma basis assuming that the acquisition of NST occurred on January 1, 2005, revenue from continuing operations for the six months ended June 30, 2006 increased $1.7 million, or 6%, to $32.3 million due to increased sales by PWI and NST of $2.4 million offset by lightly lower service revenues for MSI and Incentra of CA of $0.7 million.

         For the six months ended June 30, 2006, a portion of our revenues was derived from the European and Asian geographic markets. During that period, aggregate revenues from customers located in Europe or Asia amounted to $1.3 million, or 5% of total revenue, while revenues from customers located in North America totaled $25.2 million, or 95% of total revenue. For the six months ended June 30, 2005, revenues from customers located in Europe and Asia amounted to $1.1 million, or 6% of total revenue, while revenues from customers located in North America totaled $15.6 million, or 94% of total revenue.

GROSS MARGIN. Total gross margin from continuing operations for the six months ended June 30, 2006 increased $1.6 million to $5.2 million, or 20% of total revenue, as compared to gross margin of $3.6 million, or 22% of total revenue, for the comparable prior year period. The increase in total gross margin is due to the inclusion of NST in the period for 2006 of $1.7 million and $0.6 million in additional margin from PWI in 2006 offset by the lower margins from managed service customers of $0.8 million due to renegotiation of long term contracts. Product gross margin for the six months ended June 30, 2006 totaled $3.5 million, or 17% of product revenue. Service gross margin for the six months ended June 30, 2006 totaled

$1.7 million, or 29% of service revenue. On a pro forma basis, assuming acquisition of NST had occurred as of January 1, 2005, gross margin for the six months ended June 30, 2006 decreased $0.2 million due to the lost contribution from a managed service customer, offset by increases in margin from PWI and NST.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses from continuing operations for the six months ended June 30, 2006 increased by $3.3 million to $9.4 million from $6.1 million for the comparable prior year period. SG&A expenses included $6.7 million in salaries and related benefits for employees not directly related to the production of revenue, $1.0 million in general office expenses, $0.7 million in professional fees, $0.4 million for travel-related costs, and $0.5 million in facilities costs. SG&A expenses of $6.1 million for the comparable prior year period included $3.9 million in salaries and related benefits for employees not directly related to the production of revenue, $0.8 million in general office expenses, $0.3 million in travel related costs, $0.7 million in professional fees and $0.4 million of facilities costs. The increase for the six months ended June 30, 2006 was primarily due to an additional $1.2 million of SG&A expenses relating to NST as a result of the inclusion of those operations for the second quarter in 2006, an increase of $1.2 million in salaries related to an increase in employee headcount in other units. On a pro forma basis, SG&A expenses for the six months ended June 30, 2006 increased $3.0 million, due to the increase of non-cash compensation expense related to the adoption of SFAS 123R and an increase in employee headcount.

DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized software development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was approximately $1.0 million and $1.4 million for each of the six-month periods ended June 30, 2006 and 2005, respectively, of which approximately $0.7 million and $0.8 million, respectively was included in cost of revenue for the six-month periods ending June 30, 2006 and 2005.

OPERATING LOSS FROM CONTINUING OPERATIONS. During the six months ended June 30, 2006, we incurred a loss from continuing operations of $5.3 million as compared to a loss from operations of $3.2 million for the six months ended June 30, 2005. This increase in our loss from continuing operations was due to the adoption of SFAS 123R accounting for additional non-cash compensation expense of $0.7 million, decreased contribution from PWI, MSI and Incentra of CA and an increase in sales-related headcount in the various regions.

INTEREST EXPENSE. Interest expense was $1.7 million for the six months ended June 30, 2006 compared to $1.2 million for the six months ended June 30, 2005. This increase is due to the additional debt incurred since July 2005.

LOSS ON EARLY EXTINGUISHMENT OF DEBT. The refinancing of our 2005 credit facility with Laurus in the first quarter of 2006 was accounted for as an early extinguishment of debt. A loss of $1.2 million was recorded, which included $375,000 for an early termination fee and $107,500 in costs associated with the refinancing. No similar refinancing occurred in 2005.

OTHER INCOME AND EXPENSE. Other income was approximately $34,000 for the six months ended June 30, 2006 as compared to other income of approximately $320,000 for the six months ended June 30, 2005. Other income for 2005 included $0.3 million of income resulting from the reassessment of the value of contracts recorded under EITF 00-19 for outstanding warrants and $0.1 million of investment income from leased equipment to customers and gains from sales of fixed assets.

FOREIGN CURRENCY GAIN. As discussed above, we conduct business in various countries outside the United States in which the functional currency of the country is not the U. S. dollar. We are subject to foreign exchange transaction exposure because we provide for intercompany funding between the U.S. and international operations, when we transact business in a currency other than our own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the six months ended June, 2006 and 2005 were minimal for each period.

INCOME OR LOSS FROM DISCONTINUED OPERATIONS. During the six months ended June 30, 2006 income from discontinued operations was $0.4 million as compared to a loss from discontinued operations for the six months ended June 30, 2005 of $0.7 million. The difference in earnings was primarily due to increased income tax expense in 2005 recorded on the income generated by our Front Porch division in France.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. During the six months ended June 30, 2006, we incurred a net loss applicable to common shareholders of $9.1 million as compared to a net loss applicable to common shareholders of $6.0 million for the six months ended June 30, 2005. The increase in net loss for the six months ended June 30, 2006 was primarily due to an increase in interest expense, a loss on early extinguishment of debt, as well as increased operating expenses as explained above.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2006, we had $1.0 million of cash and cash equivalents. Issuance of convertible debt and equity securities has been a principal source of liquidity for us.

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

         On March 31, 2006, we consummated a private placement pursuant to which we issued a secured convertible term note due May 31, 2009 in the principal amount of $1,500,000 (the "2006 Convertible Note") and a secured term note due May 31, 2009 in the principal amount of $1,750,000 (the "2006 Term Note"). In connection with the issuance of the 2006 Term Note and 2006 Convertible Note, we issued a common stock purchase warrant entitling Laurus to purchase 417,857 shares of common stock at $0.001 per share. Funding of $3.25 million under the 2006 Term note and the 2006 Convertible Note was completed on April 13, 2006 and was used to fund part of the cash portion of the purchase price of our acquisition of NST.

         On May 19, 2006 and May 26, 2006, we entered into a Note Purchase Agreement (the "Purchase Agreement") with twelve "accredited investors" (the "Purchasers"), pursuant to which we issued and sold unsecured convertible term notes (the "Convertible Notes") in the aggregate principal amount of $1,060,000 in connection with the offering by our company of up to $4,000,000 aggregate principal amount of such Convertible Notes. The Convertible Notes are convertible, at the option of the Purchasers, into shares our common stock (the "Common Stock"), par value $0.001 per share at a conversion price of $1.40 per share (as adjusted for stock splits, stock dividends and the like, the "Conversion Price").

         On June 26, 2006 and June 30, 2006, we consummated a second and third closing (collectively, the "Additional Closings") under our offering (the "Offering") of up to $4,000,000 in aggregate principal amount of unsecured, Convertible Notes. At the Additional Closings, we issued and sold to the Purchasers Convertible Notes in the aggregate principal amount of $1,350,000 and Warrants to purchase 320,421 shares of our common stock at an exercise price of $1.40 per share. The sale of the Convertible Notes were made to three institutional investors pursuant to a Note Purchase Agreement (the "Second Purchase Agreement") dated as of June 6, 2006. As a result of the Additional Closings, aggregate proceeds received from the Offering to date total $2,410,000.

         On July 31, 2006, we completed the sale of substantially all of the assets of FPDI. Proceeds from the sale amounted to $33 million in cash with a potential earn out of an additional $5 million. We received $30.5 million in cash at closing, which is net of an escrow of $2.5 million that will be released after a year if certain conditions are met. With the proceeds, we immediately paid off the remaining principal balance ($2.7 million) and accrued interest of the 2004 Note. In addition, we repaid the principal balance ($1,750,000) of the 2006 Term Note plus accrued interest and the full amount outstanding of the 2006 Facility ($9.2 million) plus accrued interest. The pay off of these notes also included prepayment penalties amounting to approximately $0.8 million.

         On July 27, 2006 we reached an agreement as amended on July 31, 2006, with the former owner of Incentra of CA to settle the arbitration award, whereby, we agreed to pay $2,380,000, of which $505,000 was paid on execution of the agreement and $1,875,000 was paid on August 2, 2006. As part of the settlement, the former owner returned to us all of the 1,135,580 shares of our common stock and cancelled the $2.5 million promissory note issued to him in February 2005.

         As of June 30, 2006, we had current assets of $30.5 million. These assets were primarily derived from our operations in 2006 and from our acquisition of NST and include assets from discontinued operation of $19.8 million. Long-term assets of $19.1 million consisted of $0.6 million of intangible assets resulting from the acquisitions of MSI, Incentra of CA and PWI, $14.7 million of goodwill resulting from the acquisitions of Incentra of CA, PWI and NST, $2.3 million of property and equipment, $0.9 million of software development costs and $0.5 million of other assets.

         Current liabilities of $40.2 million at June 30, 2006 consisted of $10.3 million of accounts payable; $5.2 million of liabilities related to assets held for sale; $0.8 million of deferred revenue, which consisted of billings in excess of revenue recognized, deposits and progress payments received on engagements currently in progress; $3.9 million of accrued expenses; and $20.0 million of the current portion of notes payable, other long term obligations, and capital leases. Of this total, $14.9 million was paid off on July 31, 2006.

         Our working capital deficit was $9.7 million as of June 30, 2006 and includes the effect of including $14.5 million in assets net of liabilities of discontinued operations. Included in the deficit is the balance on the 2006 Facility of $8.8 million, net of debt discount of $1.1 million. The outstanding principal amount of the 2006 facility was paid in full on July 31, 2006. Also included in the deficit was $2.1 million (net of discount) due to the former owner of Incentra of CA and $2.5 million (net of discount) on the Laurus Note. Both amounts were in default at June 30, 2006 and therefore classified as current liabilities. Both amounts were paid off in full in July 2006. See Note 10(B) to the unaudited condensed consolidated financial statements.

         We used net cash of $3.0 million in operating activities of our continuing operations during the six months ended June 30, 2006, primarily as a result of the net loss incurred during the period. We used net cash of $6.3 million in investing activities in continuing operations during the six months ended June 30, 2006, of which $1.1 million was used primarily to purchase or develop computer software and equipment and $5.2 million was used to purchase NST. Financing activities provided net cash of $9.4 million during the six months ended June 30, 2006 primarily from new financings with Laurus and from issuing the Convertible Notes. Discontinued operations generated cash of $0.3 million during the six-month period ending June 30, 2006.

         We are still in the early stages of executing our business strategy, have completed four significant acquisitions and expect to begin numerous new acquisition engagements during the next 12 months. Although we did complete the successful sale of our broadcast division which provided a significant amount of working capital and we are experiencing success in the deployment of our marketing strategy for the sale and delivery of our software solutions, continuation of this success is contingent upon several factors, including the availability of cash resources, the prices of our products and services relative to those of our competitors, and general economic and business conditions, among others.

         Our management believes our cash and cash equivalents and borrowings available from the 2006 Facility, proceeds from the issuance of unsecured, convertible notes to accredited investors and the proceeds from the sale of FPDI unit will provide us with sufficient capital resources to fund our operations, debt service requirements, and working capital needs for the next 12 months. There can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

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

         We expect capital expenditures to be approximately $2.0 million and capitalized software development costs to be approximately $1.0 million during the 12-month period ended June 30, 2007. It is expected that our principal uses of cash will be for working capital, to finance capital expenditures and for other general corporate purposes, including financing the expansion of the business and implementation of our sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to us.


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

INTERNAL CONTROL OVER FINANCIAL REPORTING. Except for the matter discussed below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter of 2006, the Audit Committee of our Board of Directors directed us to create a formal review process covering acquisition accounting and to include a Statement of Changes in Shareholders' Deficit and Comprehensive Gain or Loss for the current year with future filings on Form 10-QSB. These measures were implemented in April 2006.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

STAR NOTE DEFAULT

         As previously reported in our Current Report on Form 8-K, dated July 28, 2006, we settled all claims and disputes with Alfred Curmi relating to our claimed adjustments of the purchase price paid in connection with our acquisition of STAR Solutions of Delaware, Inc. (now known as Incentra of CA, Inc.) in February 2005.

ITEM 6. EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006                      INCENTRA SOLUTIONS, INC.

                                         By: /s/ Thomas P. Sweeney III
                                             -------------------------
                                               Thomas P. Sweeney III
                                               Chief Executive Officer
                                            (principal executive officer)


                                         By:    /s/ Paul McKnight
                                             -------------------------
                                                   Paul McKnight
                                              Chief Financial Officer
                                             (principal financial and
                                               accounting officer)

                                  EXHIBIT INDEX

Exhibit
 No.                          Exhibit Description
-------                       -------------------

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