Form 10QSB
period 2006-09-30
INCENTRA SOLUTIONS, INC.
filed 2006-11-14
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 2006

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.

                        Commission File Number 333-16031

                            INCENTRA SOLUTIONS, INC.
                    -----------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of November 14, 2006, 13,320,576 shares of the issuer's common stock, $.001 par value per share, and 2,466,971 shares of the issuer's Series A preferred stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL STATEMENTS

                      INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)

                                                                                     SEPTEMBER 30,
                                                                                          2006
                                                                                     -------------
       ASSETS
       Current assets:
         Cash and cash equivalents                                                    $  1,408,555
         Accounts receivable, net of allowance for doubtful accounts of $520,066        13,259,168
         Other current assets                                                            4,184,004
                                                                                      ------------
       Total current assets                                                             18,851,727

       Property and equipment, net                                                       2,724,284
       Capitalized software development costs, net                                         976,066
       Intangible assets, net                                                            1,931,500
       Goodwill                                                                         17,316,707
       Other assets                                                                        361,888
                                                                                      ------------
       TOTAL ASSETS                                                                   $ 42,162,172
                                                                                      ============
       LIABILITIES AND SHAREHOLDERS' DEFICIT
       Current liabilities:
         Current portion of notes payable, capital leases and other long term
           obligations                                                                $  3,970,375
         Accounts payable                                                               11,209,793
         Accrued expenses                                                                6,785,973
         Current portion of deferred revenue                                             1,244,932
                                                                                      ------------
       Total current liabilities                                                        23,211,073

       Notes payable, capital leases and other long term obligations, net of current
         portion                                                                         1,103,400
       Deferred revenue, net of current portion                                            120,517
                                                                                      ------------
       TOTAL LIABILITIES                                                                24,434,990
                                                                                      ------------

       Commitments and contingencies

       Series A convertible preferred stock, $.001 par value, $31,500,000 liquidation preference, 2,500,000 shares authorized, 2,466,971 shares issued and
         outstanding                                                                    26,581,508
                                                                                      ------------

       Shareholders' deficit:
       Preferred stock, nonvoting, $.001 par value, 2,500,000 shares authorized, none issued or outstanding
       Common stock, $.001 par value, 200,000,000 shares authorized, 13,320,576
         shares issued and outstanding                                                      13,321
       Additional paid-in capital                                                      122,777,553
       Accumulated deficit                                                            (131,645,200)
                                                                                      ------------
       TOTAL SHAREHOLDERS' DEFICIT                                                      (8,854,326)
                                                                                      ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                    $ 42,162,172
                                                                                      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                2006               2005                2006               2005
                                                ----               ----                ----               ----
REVENUES:
 Products                                   $  12,467,109      $  7,461,185        $  32,736,536     $  19,050,129
 Services                                       3,621,033         2,844,037            9,813,198         7,977,431
                                            -------------      ------------        -------------     -------------
TOTAL REVENUE                                  16,088,142        10,305,222           42,549,734        27,027,560
                                            -------------      ------------        -------------     -------------

COST OF REVENUE:
 Products                                      10,258,241         6,458,759           27,082,321        16,152,932
 Services                                       2,537,691         1,716,831            7,008,058         5,117,493
                                            -------------      ------------        -------------     -------------
Total cost of revenue                          12,795,932         8,175,590           34,090,379        21,270,425
                                            -------------      ------------        -------------     -------------
GROSS MARGIN                                    3,292,210         2,129,631            8,459,355         5,757,135

Selling, general and administrative             6,881,983         3,417,843           16,280,815         9,462,715
Stock-based compensation expense                  523,428           102,985            1,358,760           314,919
Depreciation and amortization                     339,002           332,979              607,122           915,552
                                            -------------      ------------        -------------     -------------
                                                7,744,413         3,853,807           18,246,697        10,693,186
                                            -------------      ------------        -------------     -------------

OPERATING LOSS FROM CONTINUING OPERATIONS      (4,452,203)       (1,724,175)          (9,787,342)       (4,936,051)
                                            -------------      ------------        -------------     -------------

OTHER INCOME (EXPENSE)
 Interest income                                   33,097               274               33,435            26,221
 Interest expense                                (714,793)         (604,095)          (2,383,466)       (1,775,405)
 Loss on early extinguishment of debt          (1,724,432)               --           (2,956,606)               --
 Other income                                      75,682            36,926              109,353           356,823
 Foreign currency transaction (loss) gain          (9,053)          (42,650)               8,497           (41,254)
                                            -------------      ------------        -------------     -------------
                                               (2,339,499)         (609,545)          (5,188,787)       (1,433,614)
                                            -------------      ------------        -------------     -------------

LOSS FROM CONTINUING OPERATIONS                (6,791,702)       (2,333,721)         (14,976,129)       (6,369,665)
                                            -------------      ------------        -------------     -------------

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, NET OF INCOME TAXES (Note 5)          (15,669)         (876,689)             383,384        (1,545,437)

GAIN ON SALE OF DISCONTINUED OPERATIONS,
NET OF INCOME TAXES (Note 5)                   15,591,878                --           15,591,878                --
                                            -------------      ------------        -------------     -------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS     15,576,209          (876,689)          15,975,262        (1,545,437)
                                            -------------      ------------        -------------     -------------

NET INCOME / (LOSS)                             8,784,507        (3,210,410)             999,133        (7,915,102)

Accretion of redeemable preferred stock to
redemption amount                                (654,392)         (654,392)          (1,963,176)       (1,963,176)
                                            -------------      ------------        -------------     -------------

NET INCOME (LOSS) APPLICABLE TO COMMON
SHAREHOLDERS                                $   8,130,115      $ (3,864,801)       $    (964,043)    $  (9,878,278)
                                            =============      ============        =============     =============

COMPREHENSIVE INCOME (LOSS)
 Net income (loss)                          $   8,784,507      $ (3,210,409)       $     999,133     $  (7,915,102)
 Foreign currency translation adjustments         103,235            (5,641)             103,235          (159,591)
 Less: foreign currency translation
   reclassification adjustment for sale
   of assets                                     (103,235)               --             (103,235)               --
                                            -------------      ------------        -------------     -------------
                                            $   8,784,507      $ (3,216,050)       $     999,133     $  (8,074,693)
                                            =============      ============        =============     =============

Weighted average number of common shares
outstanding - basic and diluted                13,662,856        13,021,752           13,751,117        12,278,733
                                            =============      ============        =============     =============

Basic and diluted net loss per share
 applicable to common shareholders:

 Loss from continuing operations            $       (0.54)     $      (0.23)       $       (1.23)    $       (0.68)
 Income (loss) from discontinued operations          1.14             (0.07)                1.16     $       (0.12)
                                            -------------      ------------        -------------     -------------
Net income (loss) per share--basic
  and diluted                               $        0.60      $      (0.30)       $       (0.07)    $       (0.80)
                                            =============      ============        =============     =============

See accompanying notes to unaudited condensed consolidated financial statements.

                       INCENTRA SOLUTIONS AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                      COMMON STOCK
                            -------------------------------
                                                                                    ACCUMULATED
                                                                                       OTHER
                                                                   ADDITIONAL      COMPREHENSIVE      ACCUMULATED
                                 SHARES          AMOUNT         PAID-IN CAPITAL     GAIN (LOSS)         DEFICIT         TOTAL
                             --------------  --------------    -----------------  ----------------   --------------  -------------


BALANCES, JANUARY 1, 2006        13,326,810       $ 13,327       $ 119,517,168        $ (103,235)   $ (132,644,333)  $(13,217,073)

Common stock issued in
acquisition of Incentra MW
(Note 4(A))                       1,034,483          1,034           1,303,449                                          1,304,483

Amortization of employee
stock-based compensation
expense                                                              1,431,345                                          1,431,345

Accretion of FPDI
mandatorily redeemable
preferred stock to
redemption amount                                                   (1,963,176)                                        (1,963,176)

Warrants issued to Laurus
related to 2006 financings
(Note 7(A))                                                          1,707,052                                          1,707,052

Common stock issued to
investment advisor                   60,000             60              80,340                                             80,400

Common stock issued in
lieu of cash related to
prepayment penalties on
Convertible Notes (Note
7(C))                                34,863             35              48,765                                             48,800

Return and retirement of
common stock previously
issued in acquisition of
Incentra of CA (Note 7(D))       (1,135,580)        (1,135)              1,135

Warrants issued related to
Convertible Notes (Note
7(C))                                                                  651,474                                            651,474

Net income                                                                                                 999,133        999,133

Change in foreign currency
translation adjustments                                                                  103,235                          103,235
                                 ----------       --------      --------------         ---------    --------------   ------------
BALANCES, SEPTEMBER 30, 2006     13,320,576       $ 13,321       $ 122,777,553         $      --    $ (131,645,200)  $ (8,854,326)
                                 ==========       ========      ==============         =========    ==============   ============


     See accompanying notes to unaudited consolidated financial statements.

     INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED)

                                                     Nine Months Ended September 30,
                                                         2006            2005
                                                         ----            ----
Cash flows from operating activities:
      Net income (loss)                              $    999,133    $ (7,915,102)
      Adjustments to reconcile net income (loss)
       to net cash used in continuing
       operating activities:
       (Income) loss from discontinued operations,
       net of income taxes                            (15,975,262)      1,545,437
       Depreciation                                     1,113,041       1,069,771
       Amortization of intangible assets and
       software development costs                         659,201         920,265
       Amortization of non-cash loan discount                  --          12,735
       Stock-based compensation                         1,358,760         314,919
       Non-cash interest expense                        1,225,330       1,365,654
       Non-cash loss on early extinguishment of
        debt                                            1,622,344              --
       Bad debt expense                                   459,213          42,129
       Loss on disposal of assets                              --          45,773
       Gain on revaluation of derivative warrant
        liability                                              --        (390,280)
       Changes in operating assets and liabilities,
        net of business acquisitions:
         Accounts and other receivables                (1,652,301)      3,828,281
         Other current assets                            (352,451)        (41,319)
         Other assets                                     (31,753)         64,347
         Accounts payable                              (1,587,525)     (2,777,742)
         Accrued liabilities                            1,926,677        (292,780)
         Deferred revenue                                 860,370          86,767
         Other liabilities                               (116,809)       (138,541)
                                                     ------------    ------------

       Net cash used in continuing operations          (9,492,032)     (2,259,684)
       Net cash provided by discontinued operations       826,859       1,162,917
                                                     ------------    ------------
       Net cash used in operating activities           (8,665,173)     (1,096,767)

Cash flows from investing activities:
      Purchases of property and equipment              (1,659,990)       (497,900)
      Capitalized software development costs             (511,912)       (471,178)
      Proceeds from sale of property and equipment             --             750
      Cash acquired in Incentra of CA acquisition              --       1,597,498
      Cash acquired in Incentra NW acquisition                 --          74,297
      Cash payment to former owners of Incentra NW
       per purchase agreement                                            (100,000)
      Cash paid in acquisition of Incentra MW
       (Note 4(A))                                     (5,192,858)             --
      Cash paid in acquisition of Tactix (Note
       4(B))                                           (2,641,104)             --
      Cash paid to acquire assets of allianceSoft
       (Note 4(C))                                        (70,949)             --
      Proceeds from sale of discontinued
       operations, net of expenses (Note 5)            26,954,659              --
      Net change in restricted cash                        42,681            (604)
                                                     ------------    ------------

       Net cash provided by continuing operations      16,920,527         602,863
       Net cash used by discontinued operations        (1,130,938)       (996,521)
                                                     ------------    ------------
       Net cash provided by (used in) investing
        activities                                     15,789,589        (393,658)

Cash flows from financing activities:
      Repayments on line of credit, net                (3,320,746)      1,335,001
      Proceeds from acquisition term notes, net         3,250,000              --
      Proceeds from convertible notes, net              2,410,000              --
      Repayments on lease line of credit, net            (186,059)        228,944
      Payments on capital leases, notes payable
      and other long-term liabilities                  (8,977,698)       (534,021)
      Other changes in financing activities                    --             136
                                                     ------------    ------------

       Net cash (used in) provided by continuing
        operations                                     (6,824,503)      1,030,060
       Net cash (used in) provided by discontinued
        operations                                             --              --
                                                     ------------    ------------
       Net cash (used in) provided by financing       (6,824,503)        1,030,060
        activities

Effect of exchange rate changes on cash and cash
  equivalents (related to discontinued operations)             --         (77,211)
       Net increase (decrease) in cash and cash
        equivalents from continuing operations            603,992        (626,762)
       Net (decrease) increase in cash and cash
        equivalents from discontinued operations         (304,079)         89,185
                                                     ------------    ------------
       Net increase (decrease) in cash and cash           299,912        (537,576)
        equivalents

Cash and cash equivalents at beginning of period:
      Continuing operations                               804,563       2,469,881
      Discontinued operations                             304,079         598,576
                                                     ------------    ------------
       Total                                            1,108,642       3,068,457

Cash and cash equivalents at end of period:
      Continuing operations                             1,408,555       1,843,120
      Discontinued operations                                  --         687,761
                                                     ------------    ------------
       Total                                         $  1,408,555    $  2,530,881
                                                     ============    ============
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest       $  1,158,136    $    514,463

Supplemental disclosures of non-cash investing and
 financing activities:
      Net liabilities acquired in Incentra of CA
       acquisition, excluding cash                                        620,178
      Net assets acquired in Incentra NW
       acquisition, excluding cash                                        269,306
      Net liabilities acquired in Incentra MW
        acquisition, excluding cash (Note 4(A))           958,490
      Net liabilities acquired in Tactix
       acquisition, excluding cash (Note 4(B))          1,046,958
      Net assets acquired in allianceSoft
       acquisition, excluding cash (Note 4(C))             44,000
      Purchases of property and equipment in
       accounts payable                                   462,681          73,439
      Conversion of notes payable, accrued
       interest or prepayment penalties in exchange
       for common stock                                                   400,000
      Reclassification of derivative liability to
       equity                                                           1,910,254

See accompanying notes to unaudited condensed consolidated financial statements.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

(1) ORGANIZATION

         Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as "we", "us" or "our") , was incorporated in the state of Nevada. On October 25, 2004, we changed our name from Front Porch Digital, Inc. to Incentra Solutions, Inc., and our common stock now trades on the Over-the-Counter Bulletin Board under the trading symbol "ICNS". We have completed six acquisitions: On August 18, 2004, we acquired Incentra CO, formerly ManagedStorage International, Inc., a Delaware corporation incorporated in March 2000 ("Incentra CO"); on February 18, 2005, we acquired Incentra of CA, formerly known as STAR Solutions of Delaware, Inc., a privately-held Delaware corporation ("Incentra of CA "); on March 30, 2005, we acquired Incentra NW, formerly PWI Technologies, Inc., a privately-held Washington corporation ("Incentra NW"); on April 13, 2006, we acquired Incentra MW, formerly Network Systems Technologies, Inc, a privately-held Illinois corporation ("Incentra MW"); on August 25, 2006, we acquired the assets of allianceSoft, Inc., a privately-held Michigan corporation ("allianceSoft") and on September 5, 2006, we acquired Tactix, Inc., a privately-held Oregon corporation ("Tactix"). The Incentra CO acquisition was accounted for as a reverse merger and, therefore, Incentra CO was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented herein include the results of operations of Incentra CO for all periods presented and include the results of operations of the acquired companies from the dates of the acquisitions forward. On July 31, 2006, we completed the sale of substantially all of our broadcast and media business operating under the name Front Porch Digital ("FPDI"). The sale included substantially all of the assets and liabilities of the business, as well as all of the outstanding capital stock of our wholly-owned subsidiary in France, Front Porch Digital International, S.A.S. Refer to Note 5.

         We supply a broad range of Information Technology ("IT") products and services to enterprises and service providers. We provide outsourced storage solutions, including engineering, hardware and software procurement and remote storage operations services. We are also a leading systems integrator that provides IT products, professional services and outsourcing solutions to enterprise customers located primarily in the central and western United States. Our customers are located in North America, Europe and Japan.

BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 include Incentra Solutions, Inc. and its wholly-owned subsidiaries, Incentra CO, which is based in Colorado, and Incentra CO's wholly-owned subsidiaries, Incentra International, Inc. and Seabrook Technologies, Inc, which are based in London, England; Incentra of CA, which is based in San Diego, California; Incentra NW, which is based in Kirkland, Washington; Incentra MW, which is based in Lombard, Illinois; and Tactix, Inc., which is based in Portland, Oregon, from the dates of the respective acquisitions through September 30, 2006. As a result of the FPDI asset sale (as discussed in Note 5), the operations of FPDI are presented retroactively for 2005 as discontinued operations. Incentra International, Inc. and Seabrook Technologies, Inc. did not have any significant operating activities during the quarter ended September 30, 2006 and the nine months then ended. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                    UNAUDITED

GOING CONCERN MATTERS AND RELATED EVENTS

         In our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Report of our Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern as a result of nearly all of our long-term debt being callable due to a dispute with the former principal stockholder of Incentra of CA.

         As of the date of this report, we have settled the dispute with the former principal stockholder of Incentra of CA (as discussed in Note 7(D)) and repaid a substantial portion of our long-term debt. We are no longer in default under any of our debt agreements, and none of our long-term debt is callable. Approximately $8 million is available to us under a revolving credit agreement with our senior lender.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPAIRMENT OF LONG-LIVED ASSETS

         We review the carrying value of long-lived assets, including property and equipment and amortizable intangible assets, to determine whether there are any indications of impairment. Impairment of long-lived assets is assessed by a comparison of the carrying amount of an asset to expected future cash flows to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. At September 30, 2006, we believed no impairment of any long-lived asset had occurred.

GOODWILL

         Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. We test goodwill and indefinite-lived assets for impairment in the fourth quarter of each year or during interim periods if factors indicating impairment concerns arise.

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

         We allocate revenue to each component of a contract based on objective evidence of its fair value, as established by management. Because licensing of software generally is not dependent on the professional services portion of the contract, software revenue is generally recognized upon delivery, unless a contract exists with the customer requiring customer acceptance.

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

         Revenues from product sales are recognized when shipped. Revenues from the resale of third-party maintenance agreements are recognized upon the commencement date of the service contract, which generally approximates the date of sale. Consulting revenues are recognized when the services are performed.

SOFTWARE DEVELOPMENT COSTS

         We account for costs related to software developed for internal use and marketed for external use in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Our GridWorks software product is used internally for providing services to our customers and also is marketed separately as a stand-alone product. As required by SFAS No. 86, we capitalize costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and future revenue for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated useful life of three years.

         For the three and nine-month periods ended September 30, 2006, capitalized software development costs, which related primarily to enhancements to our GridWorks software solution, totaled $204,493 and $511,912, respectively. These costs are amortized on a straight-line basis over the estimated life of the enhancements, typically three years. For the three and nine-month periods ended September 30, 2006, $138,431 and $394,148, respectively, of amortization costs were charged to expense. As of September 30, 2006, the unamortized portion of software development costs was $976,066.

         For the three and nine-month periods ended September 30, 2005, capitalized software development costs totaled $161,674 and $471,178 respectively. For the three and nine-month periods ended September 30, 2005, $118,593 and $330,993, respectively, of amortization costs were charged to expense.

FOREIGN CURRENCY TRANSACTIONS

         We are subject to foreign exchange transaction exposure when we transact business in a currency other than our own functional currency. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three-month periods ended September 30, 2006 and 2005 were losses of $9,053 and $42,650, respectively. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the nine-month periods ended September 30, 2006 and 2005 were a gain of $8,497 and a loss of $41,254, respectively.

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

PER SHARE DATA

         On April 12, 2005, our Board of Directors (the "Board") and the holders of the required number of shares of our capital stock approved an amendment to our Articles of Incorporation to effect a one-for-ten reverse stock split effective June 9, 2005. All references to shares, options and warrants in our financial statements for the three and nine-month periods ended September 30, 2006 and in prior periods have been adjusted to reflect the post-reverse split amounts.

         Basic loss per share is calculated using the net loss allocable to common shareholders divided by the weighted average common shares outstanding during the period. In accordance with accounting requirements for reverse mergers and stock splits, the historical loss per share amounts have been retroactively restated to reflect our capital structure. Due to our losses from continuing operations for the periods presented, shares from the assumed conversion of outstanding warrants, options, convertible preferred stock and convertible debt have been omitted from the computations of diluted loss per share for the three and nine-month periods ended September 30, 2006 and 2005 because the effect would be antidilutive.

         An aggregate of 14.3 million and 13.4 million shares of common stock issuable upon the conversion of outstanding convertible preferred stock, convertible debt and the exercise of outstanding options and warrants have been omitted from the computations of basic and diluted loss per share at September 30, 2006 and 2005, respectively, and for the three and nine-month periods then ended, because the effect would be antidilutive.

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

         We use the Black-Scholes option pricing model to calculate the grant date fair value of an award. The fair value of options granted in 2006 and 2005 were calculated using the following estimated weighted average assumptions:

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                    UNAUDITED

                                                   2006                  2005
                                                   ----                  ----
Stock options granted                            1,527,111             175,000
Weighted-average exercise price                 $     1.25          $     2.10
Weighted-average grant date fair value          $     1.07          $     1.43
Assumptions:
Expected volatility                                   112%                111%
Expected term (in years)                           6 Years             3 Years
Risk-free interest rate                              4.82%               3.64%
Dividend yield                                          --                  --

         All of our employee options vest over three years, which is considered to be the requisite service period. We use the graded vesting attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on January 1, 2006, we changed to the straight-line attribution method to recognize expense for options granted after December 31, 2005. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded vesting attribution method.

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

         We currently expect, based on an analysis of historical forfeitures that approximately 90% of our options will actually vest, and therefore have applied a forfeiture rate of 3.5% per year to all unvested options as of September 30, 2006. This analysis will be re-evaluated periodically and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

         Expected volatilities are based on the historical volatility of the price of our common stock. The expected term of options is derived based on the sum of the vesting term plus the original option term, divided by two.

         The adoption of SFAS 123R on January 1, 2006 had the following impact on our results for the first nine months of 2006: net income before accretion on preferred stock decreased by $1.0 million and net income per weighted average common share outstanding--basic and diluted decreased by $.07 per share.

         The following table details the effect on net loss before accretion on preferred stock and net loss per weighted average common share outstanding had stock-based compensation been recorded for the first three and nine-months of 2005, respectively, based on the fair-value method under SFAS 123, "Accounting for Stock-Based Compensation". The reported and pro forma net income before accretion on preferred stock and net income per weighted average common share for the third quarter of 2006 and year-to-date for 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R. All amounts except per share amounts in thousands:

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                    UNAUDITED

                                                 Three Months         Nine Months
                                             Ended September 30,  Ended September 30,
                                                     2005                2005
                                                     ----                ----
Net loss from continuing operations before deemed
  dividends and accretion on preferred stock,
  as reported                                      $ (2,334)           $ (6,370)
Add stock-based compensation expense included in
  reported net loss                                     103                 315
Deduct total stock-based employee compensation
  expense determined under the fair-value based
  method for all awards                                (599)             (1,745)
                                                   --------            --------
Pro forma net loss from continuing operations
  before deemed dividends and accretion on
  preferred stock                                    (2,830)             (7,800)

Loss from discontinued operations, net of
  income taxes                                         (877)             (1,545)
                                                   --------            --------
Pro forma net loss                                 $ (3,707)           $ (9,345)
                                                   ========            ========
Net loss per weighted average common share
  outstanding--Basic and diluted--pro forma        $  (0.33)           $  (0.92)
                                                   ========            ========
Net loss per weighted average common share
outstanding--Basic and diluted-as reported         $  (0.30)           $  (0.80)
                                                   ========            ========

         Summaries of option activity under the plans as of September 30, 2006, changes during the nine months then ended, and status of non-vested options are presented below:


                                                                  Weighted         Weighted
                                                                   Average          Average
                                                Number of         Exercise        Contractual
                                                 Options            Price            Life
                                                -----------      -----------     -------------
Balance January 1, 2006                          2,217,016         $ 2.92           8.50
Granted                                          1,527,111           1.25          10.00
Exercised                                               --             --             --
Forfeited                                         (175,700)          3.70           8.91
                                                 ---------         ------          -----

Balance September 30, 2006                       3,568,427         $ 2.17           9.12
                                                 =========         ======          =====

Vested balance at September 30, 2006             1,257,071         $ 3.14           7.54
                                                 =========         ======          =====

                                                                                 Weighted
                                                                                  Average
                                                                                Grant Date
                                                                                Fair Value
                                                                                ------------
Non-vested options January 1, 2006               1,379,524        $ 2.42          $ 0.52
Granted                                          1,527,111          1.25            1.07
Vested                                            (439,703)         2.63            0.43
Forfeited                                         (155,576)         1.96            1.24
                                                 ---------        -------         ------

Non-vested options at September 30, 2006         2,311,356        $ 1.68          $ 0.86
                                                 =========        =======         ======


          As of September 30, 2006, there was $2.7 million of total unrecognized compensation expense related to the non-vested, share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.87 years. The total fair value of shares vested during the nine-month period ended September 30, 2006 was approximately $161,000. The intrinsic value of vested options was not material at September 30, 2006.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109". This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact the adoption of FIN 48 will have on our consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

         In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the impact the adoption of SAB No. 108 will have on our consolidated financial statements.

(3) CONCENTRATIONS OF CREDIT RISK

         We sell our products and services throughout the United States, Europe and Japan. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to a specific customer's ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible. Credit losses have been within management's expectations.

         For the three and nine-month periods ended September 30, 2006, no one customer accounted for greater than 10% of total revenues from continuing operations nor did any single customer account for over 10% of accounts receivable at September 30, 2006. For the three and nine-month periods ended September 30, 2005, no one customer accounted for greater than 10% of revenue from continuing operations.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                    UNAUDITED

(4) ACQUISITIONS

(A) ACQUISITION OF INCENTRA MW (FORMERLY NST SYSTEMS TECHNOLOGIES, INC. ("NST"))

         On April 13, 2006 (the "NST Closing Date"), we acquired all of the outstanding capital stock of Incentra MW, a value-added reseller of storage and networking products and services located in Chicago, Illinois pursuant to a Stock Purchase Agreement, dated as of the NST Closing Date (the "NST Stock Purchase Agreement").

         The consideration paid for Incentra MW was approximately $8.2 million, which consisted of $5.5 million in cash, the issuance of 1,034,483 shares of our common stock valued at $1,304,483 (based on an average of the closing prices of our common stock during the seven-day periods before and after the acquisition date) and the issuance of a two-year unsecured promissory note in the amount of $1.5 million (the "NST Note"). In addition, the NST Stock Purchase Agreement contains an earn-out provision pursuant to which Transitional Management Consultants, Inc. ("TMC"), a newly-formed corporation owned by the former Incentra MW shareholder, may receive additional unregistered shares of our common stock based upon certain levels of EBITDA (as defined in the NST Stock Purchase Agreement) achieved by Incentra MW during the twenty-four month period ending March 31, 2008. The maximum number of shares issuable under the earn-out is 1,120,690 shares (subject to customary adjustments for stock splits, stock dividends and similar transactions) if Incentra MW's EBITDA is $4 million or greater during such period and provided certain other conditions are met. In addition, TMC's right to receive the earn-out described above is subject to the continued performance of consulting services by the former shareholder through TMC to us through March 31, 2008, with certain exceptions set forth in the NST Stock Purchase Agreement. If the services terminate prior to such date, TMC may under certain circumstances receive a pro-rated portion of the earn-out amount. The cash required for the acquisition was provided by additional borrowings under our existing line of credit and two newly-issued term notes from Laurus Master Fund, Ltd. ("Laurus"). (Refer to Note 7(A)).

         The NST Note accrues interest at an annual rate of one-half percent (1/2%). The NST Note has been discounted by $109,300 to reflect a fair value rate of interest of 8.75%. We are required to make eight equal payments of principal and interest in the amount of $190,190, the first payments of which were paid on July 15 and September 1, 2006, and the six remaining payments being due on the first day of December, March, June and September during the period beginning on December 1, 2006 and ending on March 1, 2008. The NST Note further provides that all unpaid principal and accrued interest shall become immediately due and payable upon the occurrence of an event of default (as defined in the NST Note). Such events of default include, among others, the occurrence either of the following events: (i) our failure to make payment when due, subject to a five (5) day notice and cure period or (ii) our failure to observe, keep or comply with any provision or requirement contained in the NST Stock Purchase Agreement.

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

         In connection with the consummation of the acquisition, we entered into a consulting and subcontractor agreement (the "Consulting Agreement") with TMC under which TMC is to provide consulting services to us relating to the business of Incentra MW and is to receive a monthly fee of $24,251. The agreement has a two-year term and provides that TMC may terminate the agreement for any reason upon thirty (30) days prior written notice and that we may terminate the agreement, for cause (as defined in the Consulting Agreement), at any time upon

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                    UNAUDITED

written notice to TMC. In addition, TMC has the right to earn an annual cash bonus based upon certain levels of EBITDA (as defined in the Consulting Agreement) achieved by Incentra MW during the twelve (12) months ended March 31, 2007 and 2008. The maximum annual bonus amount is equal to $150,000 plus twenty-five percent (25%) of the amount by which EBITDA exceeds $2 million during the relevant annual period. TMC's right to receive the earn-out described above is subject to the continued performance of consulting services by TMC to us through the end of each such period, with certain exceptions.

         In connection with our acquisition of Incentra MW, we paid investment banking fees to a third party of $475,000. Legal fees and other costs of approximately $100,000 were also paid in connection with the acquisition.

         The following represents the preliminary purchase price allocation at the date of the Incentra MW acquisition:

Cash and cash equivalents                  $    885,555
Other current assets                          3,339,493
Property and equipment                          136,036
Goodwill                                      7,340,336
Customer relationships (5-year life)          1,500,000
Current liabilities                          (4,434,019)
                                           ------------

Total purchase price                       $  8,767,401
                                           ============


         The purchase price allocation is not considered final as of the date of this report as we, along with our independent valuation advisors, are still reviewing all of the underlying assumptions and calculations used in the allocation. However, we believe the final purchase price allocation will not be materially different than presented herein.

(B) ACQUISTION OF TACTIX

            On September 5, 2006 (the "Tactix Closing Date"), we acquired all of the outstanding capital stock (the "Tactix Stock") of Tactix, Inc., an Oregon corporation ("Tactix") and a value-added reseller of information technology products and services, headquartered in Portland, Oregon. The acquisition was effected pursuant to a Stock Purchase Agreement, effective as of September 5, 2006 (the "Stock Purchase Agreement"), by and between our company and the stockholders of Tactix (collectively, the "Sellers").

         The aggregate purchase price for the Tactix Stock was approximately $3.9 million, of which approximately $3.24 million was paid in cash on the Tactix Closing Date and $360,000 (subject to reduction pursuant to a working capital adjustment) shall be paid to the Sellers, pro rata, following the Tactix Closing Date. On October 20, 2006, we paid $126,000 to the former Tactix shareholders pursuant to the working capital adjustment, with the final adjustment expected to be finalized by December 5, 2006.

         In connection with our acquisition of Tactix, we paid investment banking fees to a third party of $300,000. Legal fees and other costs of approximately $40,000 were also paid in connection with the acquisition.

         The purchase price allocation analysis has not been performed as of the date of this report as we, along with our independent valuation advisors, are still reviewing all of the underlying assumptions and calculations used in the allocation. However, the table below summarizes the assets and liabilities acquired in addition to the excess of the purchase price over net liabilities acquired:

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                    UNAUDITED

Current assets                                $ 3,417,524
Non-current assets                                114,692
Current liabilities                            (3,664,161)
                                              -----------
 Net liabilities                                 (131,945)
Excess of purchase price over
  net liabilities acquired (presented
  as goodwill on the balance sheet)             4,048,054
                                              -----------

Total purchase price                          $ 3,916,109
                                              ===========

(C) ACQUISITION OF ALLIANCESOFT

         On August 25, 2006, we acquired the assets of allianceSoft, a value-added reseller of information technology products and services, located in Detroit, Michigan. The aggregate purchase price for allianceSoft was $65,000 in cash plus an earn-out provision for the first two years whereby the former owner could receive additional cash and unregistered shares of our common stock if certain performance targets are achieved. In addition, we issued a warrant to the former owner of allianceSoft to purchase 100,000 shares of our common stock at $1.40 per share. The warrant was valued at $96,000 using the Black-Scholes model. Therefore, the total purchase price (including legal fees of $6,000) was $167,000. The excess of the purchase price over the net assets acquired was $102,000 and is included in goodwill.

(D) PRO FORMA RESULTS

         The following unaudited pro forma financial information presents our combined results of operations as if the acquisitions of NST and Tactix had occurred as of the beginning of each of the periods presented below. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported by us had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of our future consolidated results of operations or financial condition.

                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                      2006              2005               2006              2005
                                                      ----              ----               ----              ----

 Revenues                                          $ 20,305,623      $ 18,153,424       $ 65,472,870     $ 67,665,842

 Loss from continuing operations (1)                 (6,996,804)       (3,328,938)       (14,018,278)      (6,525,053)
 Gain (loss) from discontinued
   operations (1)                                    15,576,209          (876,689)        15,975,262       (1,545,437)

 Net income (loss) applicable to common
   shareholders                                       7,925,013        (4,860,019)            (5,489)     (15,928,964)

Net earnings (loss) per share -
  basic and diluted, pro forma:
    From continuing operations                     $      (0.56)     $      (0.31)      $      (1.16)    $      (0.69)
    From discontinued operations                           1.14             (0.07)              1.16            (0.12)
                                                   ------------      ------------       ------------     ------------

Total net income (loss) per share-basic and
diluted, pro forma                                 $       0.58      $      (0.38)      $        --      $      (0.81)
                                                   ============      ============       ============     ============


(1) In July 2006, we sold substantially all of the assets of FPDI, including certain liabilities associated with those assets as described in Note 5.

(5) SALE OF FPDI AND DISCONTINUED OPERATIONS

         On July 31, 2006, we sold substantially all of the assets of our broadcast and media operations, FPDI, to FPD Acquisition Corporation, a newly-formed Delaware corporation ("FPD"), and 1706045 Ontario Limited, an Ontario corporation ("Ontario" and collectively with FPD, the "Buyers"), each owned by Genuity Capital Management Services, Inc., pursuant to the terms of the Purchase Agreement (the "Purchase Agreement"), dated as

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                    UNAUDITED

of July 31, 2006, among our company, MSI and the Buyers. The material assets owned and operated by FPDI, all of which were transferred to the Buyers in the sale, included, without limitation, all of the outstanding capital stock of Front Porch International S.A.S., its wholly-owned French subsidiary, its DIVArchive and Bitscream software and all intellectual property rights associated with that software and all tangible personal property, contracts, account receivables relating to FPDI's business.

         The purchase price was approximately $33 million. Of such purchase price, $30.5 million was received in cash at the closing and $2.5 million was placed in escrow to secure payment of indemnification claims the Buyers may have against us following the closing. Therefore, $2.5 million is included in other current assets at September 30, 2006. This amount is expected to be released from escrow in August, 2007. In addition to the purchase price payable at the closing, we may receive up to $5 million pursuant to an earn-out provision. Under the terms of the earn-out, we are entitled to receive an amount equal to five percent (5%) of FPDI's gross software sales, net of customer discounts, for each of the years ending December 31, 2006, 2007 and 2008, not to exceed $5 million in the aggregate. A gain of $15.6 million was realized on the sale after expenses and fees of approximately $3.1 million and a provision for income taxes of $0.5 million.

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                    UNAUDITED

The operating results from discontinued operations were as follows for the periods presented below:

                                    Three Months Ended September 30       Nine Months Ended September 30
                                        2006             2005                  2006             2005
                                        ----             ----                  ----             ----

Total revenues                      $ 1,008,729       $ 2,119,705          $ 9,444,577       $ 9,003,761
Cost of revenues                        457,338           829,030            3,357,505         3,303,602
                                    -----------       -----------          -----------       -----------
Gross profit                            551,391         1,290,675            6,087,072         5,700,159
Operating expenses                      683,449         1,981,370            5,427,035         6,313,201
                                    -----------       -----------          -----------       -----------
Operating income (loss)                (132,058)         (690,695)             660,037          (613,042)
Other income (expense)                  116,389            (6,744)              52,102           123,855
                                    -----------       -----------          -----------       -----------
(Loss)income before income taxes        (15,669)         (697,439)             712,139          (489,187)
Income tax expense                           --          (179,250)            (328,755)       (1,056,250)
                                    -----------       -----------          -----------       -----------

Net (loss)income                    $   (15,669)       $ (876,689)         $   383,384       $(1,545,437)
                                    ===========        ==========          ===========       ===========



(6) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2006:

Computer equipment                          $  5,949,181
Software                                       1,872,844
Leasehold improvements                           116,540
Assets under construction                         12,681
Office furniture and equipment                   166,262
                                            ------------
                                               8,117,508
Less accumulated depreciation                  5,393,224
                                            ------------
                                            $  2,724,284
                                            ============


         Depreciation expense for the three and nine-month periods ended September 30, 2006 was $384,974 and $1,113,041, respectively, and for the three and nine-month periods ended September 30, 2005 was $333,252 and $1,069,771, respectively.

         Included in property and equipment was equipment under capital leases with a cost of $2,252,313 and accumulated depreciation of $793,668 at September 30, 2006.

(7) NOTES PAYABLE, CAPITAL LEASES, AND OTHER LONG-TERM OBLIGATIONS

The following is a summary of our long-term debt as of September 30, 2006:

Laurus convertible note and line of credit (A)    $   2,156,566
NST Note (B)                                          1,046,588
Convertible notes (C)                                 1,137,186
STAR note (D)                                                --
Capital leases (E)                                      601,079
Other obligations                                       132,356
                                                  -------------
                                                      5,073,775
Less current portion                                  3,970,375
                                                  -------------
Long term portion                                 $   1,103,400
                                                  =============

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                    UNAUDITED

(A) LAURUS CONVERTIBLE NOTE AND LINE OF CREDIT

         On February 6, 2006, we entered into a security agreement with Laurus pursuant to which Laurus agreed to provide us with a non-convertible revolving credit facility of up to $10 million (the "2006 Facility"). The term of the 2006 Facility is three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the prime rate plus 1%, subject to a floor of 7%. Any outstanding principal amounts are due and payable on February 6, 2009. The initial draw under the 2006 Facility was $5.8 million and was used to repay indebtedness under a prior revolving loan facility with Laurus. As of September 30, 2006, outstanding borrowings under the 2006 Facility amounted to $1.9 million.

         On March 31, 2006, we consummated a private placement with Laurus pursuant to which we issued to Laurus a secured term note due May 31, 2009 in the principal amount of $1,750,000 (the "2006 Term Note") and a secured convertible term note due May 31, 2009 in the principal amount of $1,500,000 (the "2006 Convertible Note"). The 2006 Term Note was repaid on July 31, 2006. The 2006 Convertible Note provides for monthly payments of interest at a rate per annum equal to the prime rate plus 2%, subject to a floor of 9%. Monthly amortization of the principal amount of the 2006 Convertible Note commenced on August 1, 2006 at the rate of $46,875 per month. The principal and any earned but unpaid interest on the 2006 Convertible Note are convertible into shares of our common stock at a fixed conversion price of $1.40 per share, subject to certain standard antidilution adjustments. The conversion price exceeded the market price of our common stock on the date the 2006 Convertible Note was issued. At September 30, 2006, an amount of $1.4 million was outstanding under the 2006 Convertible Note.

         In connection with our financings with Laurus, we have issued to Laurus warrants to purchase up to 1,673,857 shares of our common stock at prices ranging from $.001 to $5.00 per share. The warrants expire between May 1, 2008 and March 31, 2026. In addition, an option to purchase 1,071,428 shares of our common stock at $.001 per share was issued to Laurus in connection with the 2006 Facility. The option expires on February 26, 2026 and is subject to certain volume limitations regarding exercise and sale of our common stock. Using the Black-Scholes model, the total value of all warrants and the option issued to Laurus was $4.1 million (of which $1.7 million is related to 2006 financings). This amount is amortized to earnings as additional interest expense over the term of the related indebtedness. The unamortized balance of these deferred costs was $1.1 million at September 30, 2006. Borrowings outstanding at September 30, 2006 under the 2006 Facility and the 2006 Convertible Note are net of the deferred financing costs associated with these borrowings.

         On July 31, 2006, we repaid to Laurus $4.5 million in outstanding principal amounts related to two term loans in advance of scheduled payments, and $9.2 million on the 2006 Facility. Prepayment penalties and write-offs of the unamortized balances of deferred financing costs and debt discounts amounted to $1.6 million and are included in the loss on early extinguishment of debt in our statement of operations. Included in the loss on early extinguishment of debt for the nine-month period ending September 30, 2006 was $1.2 million related to the refinancing of a revolving credit facility in February 2006.

         All of our indebtedness to Laurus is accompanied by substantially similar agreements governing registration rights, standard events of default provisions, typical remedies available to Laurus in the event of default, restrictions on the payment of dividends and other provisions standard in these types of arrangements.

(B) NST Note

         Pursuant to the NST Stock Purchase Agreement discussed in Note 4(A), we issued an unsecured convertible promissory note for $1,500,000 to the selling stockholder of NST (the "NST Note") which is payable in eight installments and matures on March 1, 2008. The NST Note provides that all unpaid

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                    UNAUDITED

principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the NST Note).

 (C) CONVERTIBLE NOTES

         In May and June 2006, we entered into a Note Purchase Agreement (the "Purchase Agreement") with twelve accredited individual investors and three institutional investors (collectively, the "Purchasers"), pursuant to which we issued and sold unsecured convertible term notes (the "Convertible Notes") in the aggregate principal amount of $2,410,000. Of this amount, $1,060,000 was repaid to the twelve accredited investors in September 2006, along with accrued interest of $34,535 and prepayment penalties amounting to $84,800. The latter amount is included in loss on early extinguishment of debt.

         The remaining Convertible Notes have a principal amount of $1,350,000, bear interest at an annual rate of 12% (subject to certain adjustments) and mature on June 6, 2007 when all principal and accrued interest are due. Absent early redemption (at our option and without penalty), the Convertible Notes and any accrued interest are convertible, at the option of the Purchasers, into fully paid and nonassessable shares of our common stock at a fixed conversion price of $1.40 per share (as adjusted for stock splits, stock dividends and the like, the "Conversion Price"). The Conversion Price exceeded the market price of our common stock on the date the Convertible Notes were issued. We have the right to convert all or any portion of the then unpaid and accrued interest on the remaining Convertible Notes into shares of our common stock at the then-effective conversion price of such Convertible Notes, if the average closing price of our common stock on the applicable market for the five (5) consecutive trading days immediately preceding the date of conversion is greater than or equal to one hundred twenty-five percent (125%) of the conversion price; provided there is an effective registration statement covering the resale of the shares issuable upon conversion of such Convertible Notes.

         In connection with the issuance of the Convertible Notes, we also issued to the Purchasers warrants (the "Warrants") to purchase an aggregate of 571,428 shares of our common stock, at an exercise price $1.40 per share (subject to adjustment for stock splits, stock dividends and the like) expiring in May, 2011. Based upon the Black-Scholes model, we determined the value of all Warrants issued to be $651,474, which is being amortized over the term of the related Convertible Notes beginning in May 2006. In connection with the repayment of $1,060,000 in September 2006, $167,212 of the remaining unamortized value of the Warrants was written off and included in the loss on early extinguishment of debt.

         Pursuant to the terms of a Registration Rights Agreement between us and the non-institutional Purchasers, after May 19, 2007 and upon the request of fifty-one percent of these Purchasers, and as soon as practicable, we are obligated to file a "resale" registration to register the resale of shares of our common stock (the "Registrable Securities") issuable upon exercise of the Warrants (with certain exceptions). If, at any time after May 19, 2007, we decide to register any of our equity securities or other securities convertible into equity securities, we must notify each of these Purchasers and include any Registrable Securities as such Purchaser may request, in such registration statement. Registration rights for the Convertible Notes issued to the three institutional Purchasers required us to register by September 26, 2006 for resale under the Securities Act the shares of our common stock issuable to them upon conversion of the Convertible Notes or upon exercise of the Warrants. We intend to file a registration statement on Form S-1 by the end of 2006 in satisfaction of this requirement.

         The Convertible Notes and Warrants issued to the three institutional Purchasers include a weighted-average anti-dilution provision and a limitation on the number shares for which the Convertible Note and Warrants maybe converted or exercised. Pursuant to such limitation, a holder may not convert its Convertible Note nor exercise its Warrant if, as a result of such conversion or exercise, the number of shares of our common stock such holder would beneficially own exceeds the difference between (i) 9.99% of the then-issued and outstanding shares of our common stock and (ii) the number of shares of our common stock beneficially owned by such holder and/or such holder's affiliates (as defined under Rule 144

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                    UNAUDITED

of the Securities Act of 1933, except upon (i) sixty-one (61) days' prior notice from such holder to us or (ii) upon the occurrence and continuance of an event of default under the Purchase Agreement.

(D) STAR NOTE

         As part of the acquisition of Incentra of CA in February 2005, we issued an unsecured convertible promissory note for $2,500,000 to the selling stockholder of Incentra of CA (the "STAR Note") that was payable in ten installments and was due to mature on August 1, 2007. The STAR Note provided that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default. On August 1, 2005, we elected not to make a scheduled payment due under the STAR Note after we identified significant required post-closing adjustments to the purchase price for the assets of STAR and, consequently, the principal amount of the STAR Note. Our failure to make the scheduled payment and any subsequent payments constituted an event of default.

         On July 28, 2006, we entered into a Letter Agreement, as amended on July 31, 2006, with the former principal stockholder of Incentra of CA, pursuant to which we settled all claims and disputes with the former principal stockholder that arose from our claimed adjustment of the purchase price paid in connection with our acquisition of Incentra of CA in February 2005. Pursuant to the Letter Agreement, as amended, we paid the former principal stockholder $2,380,000, of which $505,000 was paid upon execution of the Letter Agreement and $1,875,000 was paid on August 2, 2006. As part of the settlement, the former principal stockholder returned to us all of the 1,135,580 shares of our common stock issued to him in the acquisition and cancelled the $2.5 million promissory note issued to him in February 2005. The shares returned to us were retired at par value and are no longer outstanding.

(E) CAPITAL LEASES

         In November 2003, we entered into a capital lease line of credit agreement (the "Lease Line") for $1,500,000 with a third-party lender. Subsequent to that date, we entered into three amendments to the Lease Line which enabled us to draw an additional $2.0 million in total on the line for purchases through February 28, 2007. The amendments also grant to us a call option to purchase equipment from the lessor. The terms of the agreement are for lease terms of 12-15 months with interest rates ranging from 14.964% to 15%. At September 30, 2006, the unpaid balance on the Lease Line was $601,079.

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

         The Series A Preferred shares are convertible at any time upon written notice to us into shares of common stock on a two-for-one basis. So long as at least 500,000 originally issued shares of Series A Preferred are outstanding, the holders of Series A Preferred shares have the right to appoint three directors to our Board of Directors. As a result, our Board of Directors was expanded to seven members to accommodate these three directors. On or after August 16, 2008, the holders of at least 80% of the Series A Preferred shares may elect to have us redeem the Series A Preferred for a price equal to the greater of (i) the original issue price of $12.60 per share ($31.5 million in the aggregate) plus accrued dividends, to the extent dividends are declared by us, or (ii) the fair market value of the number of shares of common stock into which such shares of Series A Preferred are convertible. Other material terms of the Series A Preferred shares include a preference upon liquidation or dissolution of our company, weighted-average

                    INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                    UNAUDITED

anti-dilution protection and pre-emptive rights with respect to subsequent issuances of securities by us (subject to certain exceptions).

(9) 2006 STOCK OPTION PLAN

         On May 4, 2006, our board of directors approved and adopted the Incentra Solutions, Inc. 2006 Stock Option Plan (the "Plan"), which provides for the granting of options to key employees, officers and certain individuals to purchase shares of our common stock. We currently have reserved 1,750,000 shares of common stock for issuance under the Plan. The Plan has a term of ten years and provides for the grant of "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended and non statutory stock options. Options granted under the plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent (10%) of the voting power of the Company's common stock). Subject to the terms of any award agreement, options generally terminate three months after the termination of employment, except in the case of termination for cause or upon death or disability. On July 7, 2006, we filed a registration statement on Form S-8 to register under the Securities Act of 1933, the resale of the shares of our common stock issuable upon exercise of the options granted pursuant to the Plan.

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

         We supply a broad range of IT products and services to enterprises and service providers. We market our products and services to service providers and enterprise clients under the trade name Incentra Solutions. We formerly sold unique software and professional solutions for digital archive to management and media companies under the name Front Porch Digital ("Front Porch"). Front Porch's assets were sold in July 2006.

         We deliver complete IT solutions and comprehensive storage services, including remote monitoring/management services, maintenance support services (first call) for third-party hardware and software maintenance, professional services, third-party hardware/software procurement and resale and financing solutions. We provide data protection solutions and services that ensure that our customers' data is backed-up and recoverable and meets internal data retention compliance policies. Our remote monitoring and management services are delivered from our Storage Network Operations Center ("NOC") in Broomfield, Colorado, which monitors and manages a wide spectrum of diverse storage infrastructures on a 24x7 basis throughout the United States, the United Kingdom, the Netherlands, Bermuda and Japan. We deliver these services worldwide using our proprietary GridWorks Operations Support System, which enables automated remote monitoring and management of complete storage infrastructures and back-up applications. We provide outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized. We believe customers benefit from improved operating effectiveness with reduced operating costs and reductions in capital expenditures.

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

         For the three and nine month-periods ended September 30, 2006, revenues from continuing operations totaled $16.1 million and $42.5 million, respectively, as compared to $10.3 million and $27.0 million, respectively, for the comparable periods in the prior year. The rate of increase for revenues from continuing operations for the three-month period ended September 30, 2006 was approximately 56% and was 57% for the nine-month period when compared to the same periods for 2005. The increase in revenue from continuing operations from the prior year quarter was a result of the acquisition of Incentra MW in April 2006 and the acquisition of Tactix and allianceSoft in September 2006. The increase in revenues from continuing operations for the nine-month period in 2006 was the result of the acquisitions of Incentra MW in April 2006, the inclusion of the results of Incentra of CA and Incentra NW for the full nine-month period as compared to from the dates of acquisition for the prior year, and the inclusion of revenue for the acquisitions of allianceSoft and Tactix in September 2006.

         We continue to invest in hardware and the development of our software and in the data storage and infrastructure areas. During the three and nine-month periods ended September 30, 2006, we invested $0.1 million and $0.5 million, respectively, in software development and $0.8 million and $1.7 million, respectively, in data storage infrastructure.

         During the three months ended September 30, 2006, our results from continuing operations on an EBITDA(1) basis generated a loss of $3.1 million compared to a loss of $0.1 million during the comparable period in the prior year. Results for 2006 include the add back of $0.5 million of non-cash compensation expense following the adoption of SFAS 123R effective January 1, 2006 as compared to an add back of $0.1 million for non-cash compensation expense for the comparable period in the prior year and the add back of the $1.7 million loss on early extinguishment of debt. Other expenses totaling $0.9 million that are included in the results for the three months ended September 30, 2006 and are not expected to recur, include a reserve for bad debt, professional fees, and recruiting and relocation charges. For the nine-month period ended September 30, 2006, EBITDA results reflected a loss of $6.5 million compared to a loss of $2.2 million during the comparable period in the prior year. Results for 2006 include the add back of a $3.0 million loss on early extinguishment of debt and $1.4 million of non-cash compensation expense as compared to an add back of $0.3 million for non-cash compensation expense for the comparable period in the prior year.

---------------
(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and cumulative effect of changes in accounting principles. Although EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (GAAP), we believe the use of the non-GAAP financial measure EBITDA enhances an overall understanding of our past financial performance and is a widely used measure of operating performance in practice. In addition, we believe the use of EBITDA provides useful information to the investor because EBITDA excludes significant non-cash interest and amortization charges related to our past financings that, when excluded, we believe produces more meaningful operating information. EBITDA also excludes depreciation and amortization expenses, which are significant when compared to such levels prior to the acquisition of MSI. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure net loss before deemed dividends and accretion on preferred stock is set forth below.

EBITDA Reconciliation
All amounts in (000's)

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30                SEPTEMBER 30
                                                       2006          2005           2006           2005
                                                       ----          ----           ----           ----
Loss from continuing operations before deemed
dividends and accretion on preferred stock           $   (6,791)   $   (2,334)   $    (14,976)   $   (6,370)

Depreciation and amortization                               724           605           1,772         2,003
Interest (cash portion)                                     224           198           1,125           384
Interest (non-cash portion)                                 457           407           1,225         1,366
                                                     ----------    ----------    ------------    ----------
EBITDA loss from continuing operations                   (5,386)       (1,124)        (10,854)       (2,617)
                                                     ----------    ----------    ------------    ----------
Loss on early extinguishment of debt                      1,724            --           2,957            --
Non-cash stock based compensation                           523           103           1,359           315
Referral fees                                                --            --              --            72
                                                     ----------    ----------    ------------    ----------
EBITDA loss from continuing operations, as adjusted  $   (3,139)  $    (1,021)   $     (6,538)   $   (2,230)
                                                     ==========    ==========    ============    ==========


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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

         In our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Report of our Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern as a result of the possibility that substantially all of our long term debt may be accelerated due to a dispute with a creditor. The nature and subsequent resolution of the dispute are discussed in Notes 1 and 7(D) to our unaudited condensed consolidated financial statements.

REVENUE. Total revenue from continuing operations for the three months ended September 30, 2006 increased $5.8 million, or 56%, to $16.1 million as compared to total revenue of $10.3 million for the three months ended September 30, 2005. This increase was attributable to additional revenues of $7.3 million resulting from the inclusion of Incentra MW, Tactix and allianceSoft for the period, offset by a reduction in sales from the other Incentra divisions of $1.5 million. Revenue from the sale of our products increased to $12.5 million compared to revenue of approximately $7.5 million for the comparable prior-year period. Revenue from the delivery of our services increased $0.7 million to $3.6 million compared to $2.9 million for the comparable prior-year period. On a pro forma basis, assuming that the acquisitions of Incentra MW, Tactix and allianceSoft occurred on January 1, 2006 and 2005 for the respective periods, revenue for the three months ended September 30, 2006 increased $2.1 million, or 12%, from $18.2 million to $20.3 million due primarily to an increase in sales of third-party products.

         For the three months ended September 30, 2006, a portion of our revenue was derived from the European market. During that period, aggregate revenues from customers located in Europe amounted to $0.8 million, or 5% of total revenue, while revenues from customers located in North America totaled $15.3 million, or 95% of total revenue. For the three months ended September 30, 2005, revenues from customers located in Europe amounted to $0.5 million, or 5% of total revenue, while revenues from customers located in North America totaled $9.8 million, or 95% of total revenue.

GROSS MARGIN. Total gross margin from continuing operations for the three months ended September 30, 2006 increased $1.2 million to $3.3 million, or 20% of total revenue, as compared to gross margin of $2.1 million, or 21% of total revenue, for the comparable prior-year period. The increase in total gross margin is due to the inclusion of Incentra MW, Tactix and allianceSoft in the 2006 period. Product gross margin for the three months ended September 30, 2006 totaled $2.2 million, or 17% of product revenue. Service gross margin for the three months ended September 30, 2006 totaled $1.1 million, or 30% of service revenue. On a pro forma basis, assuming the acquisitions of Incentra MW, Tactix and allianceSoft had occurred as of January 1, 2006 and 2005 for the respective periods, gross margin for the three months ended September 30, 2006 increased $0.8 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses from continuing operations for the three months ended September 30, 2006 increased by approximately $3.9 million to $7.4 million from $3.5 million for the comparable prior-year period. SG&A expenses for the 2006 period included $5.2 million in salaries and related benefits for employees not directly related to the production of revenue, $0.5 million in general office expenses, $0.7 million in professional fees, $0.2 million for travel-related costs, and $0.3 million in facilities costs. SG&A expenses of $3.5 million for the comparable prior year period included $2.3 million in salaries and related benefits for employees not directly related to the production of revenue, $0.5 million in general office expenses, $0.2 million in travel related costs, $0.3 million in professional fees, $0.4 million for bad debts and $0.2 million of facilities costs. The increase for the three months ended September 30, 2006 was due to an additional $1.5 million of SG&A expenses relating to Incentra MW, Tactix and allianceSoft as a result of the inclusion of those operations for the entire quarter in 2006 and increased professional fees. In addition, a reserve of $0.4 million against an unpaid receivable was also recorded in the quarter. An increase in sales employee headcount also contributed to the increase, as well as the adoption of SFAS 123R and the recording of additional non-cash compensation expense. On a pro forma basis, SG&A expenses for the three months ended September 30, 2006 increased $2.8 million to $8.6 million primarily due to the increase of non-cash compensation expense related to the adoption of SFAS 123R, an increase in employee headcount, the reserve for the unpaid receivable, and increased professional fees.

DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized software development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was approximately $0.7 million for the three months ended September 30, 2006 and $0.6 million for the same period in 2005, of which approximately $0.4 million and $0.3 million was included in cost of revenue for the three-month periods ending September 30, 2006 and 2005, respectively.

OPERATING LOSS FROM CONTINUING OPERATIONS. During the three months ended September 30, 2006, we incurred an operating loss from continuing operations of $4.5 million as compared to an operating loss from continuing operations of $1.7 million for the three months ended September 30, 2005. This increase in our loss from continuing operations was due to the adoption of SFAS 123R accounting for additional non-cash compensation expense, an increase in sales related headcount in the various regions, inclusion of a reserve against an unpaid receivable and increased professional fees related to audit and legal activities.

INTEREST EXPENSE. Interest expense was $0.7 million for the three months ended September 30, 2006 compared to $0.6 million for the three months ended September 30, 2005 due to a slight increase on borrowings.

LOSS ON EARLY EXTINGUISHMENT OF DEBT. During the three months ended September 30, 2006, a $1.7 million loss from the early extinguishment of debt was recorded related to the prepayment of various outstanding loans. This included $0.8 million in prepayment penalties and the non-cash write off of $0.9 million of related unamortized debt discount.

OTHER INCOME AND EXPENSE. Other income was approximately $76,000 for the three months ended September 30, 2006 as compared to approximately $37,000 for the three months ended September 30, 2005. There were no significant amounts included for either period.

FOREIGN CURRENCY GAIN OR LOSS. We conduct business in various countries outside the United States in which the functional currency of the country is not the U.S. dollar. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months ended September 30, 2006 and 2005 were minimal for each period.

INCOME OR LOSS FROM DISCONTINUED OPERATIONS. During the three months ended September 30, 2006, the loss from discontinued operations was approximately $16,000 as compared to a loss from discontinued operations for the three months ended September 30, 2005 of $0.9 million.

GAIN ON SALE OF DISCONTINUED OPERATIONS. The sale of FPDI was completed during the three months ended September 30, 2006 resulting in a gain of $15.6 million.

NET INCOME OR LOSS APPLICABLE TO COMMON SHAREHOLDERS. During the three months ended September 30 2006, we recorded net income applicable to common shareholders of $8.1 million as compared to a net loss applicable to common shareholders of $3.9 million for the three months ended September 30, 2005. The income for the three months ended September 30, 2006 was primarily due to the sale of FPDI which more than offset the operating loss from continuing operations.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUE. Total revenue from continuing operations for the nine months ended September 30, 2006 increased $15.5 million, or 57%, to $42.5 million as compared to total revenue of $27.0 million for the nine months ended September 30, 2005. This increase was primarily attributable to the additional revenues resulting from the inclusion of Incentra MW, Incentra NW, Tactix and allianceSoft for the 2006 period. Revenue from the sale of our products increased to $32.7 million compared to revenue of approximately $19.1 million for the comparable prior-year period. Revenue from the delivery of our services increased $1.8 million to $9.8 million compared to $8.0 million for the comparable prior year period. On a pro forma basis assuming that the acquisition of Incentra MN, Tactix and allianceSoft occurred on January 1, 2006 and 2005 of the respective periods, revenue from continuing operations for the nine months ended September 30, 2006 decreased $2.2 million, or 3%, to $65.4 million due to a decrease in third-party product sales, which were only partially offset by higher service revenues.

         For the nine months ended September 30, 2006, a portion of our revenue was derived from the European market. During that period, aggregate revenues from customers located in Europe amounted to $2.1 million, or 5% of total revenue, while revenues from customers located in North America totaled $40.4 million, or 95% of total revenue. For the nine months ended September 30, 2005, revenues from customers located in Europe amounted to $1.6 million, or 6% of total revenue, while revenues from customers located in North America totaled $25.4 million, or 94% of total revenue.

GROSS MARGIN. Total gross margin from continuing operations for the nine months ended September 30, 2006 increased $2.8 million to $8.5 million, or 20% of total revenue, as compared to gross margin of $5.7 million, or 21% of total revenue, for the comparable prior year period. The increase in total gross margin is due to the inclusion of Incentra MW, Tactix and allianceSoft in the period for 2006. Product gross margin for the nine months ended September 30, 2006 totaled $5.6 million, or 17% of product revenue. Service gross margin for the nine months ended September 30, 2006 totaled $2.8 million, or 29% of service revenue. On a pro forma basis, assuming the acquisition of Incentra MW, Tactix and allianceSoft had occurred as of January 1, 2006 and 2005 of the respective periods, gross margin for the nine months ended September 30, 2006 increased $0.2 million due to an increase in services revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses from continuing operations for the nine months ended September 30, 2006 increased by $7.8 million to $17.6 million from $9.8 million for the comparable prior year period. SG&A expenses included $12.9 million in salaries and related benefits for employees not directly related to the production of revenue, $1.4 million in general office expenses, $1.4 million in professional fees, $0.6 million for travel-related costs, $0.5 million in bad debt expense and $0.8 million in facilities costs. SG&A expenses of $9.8 million for the comparable prior year period included $6.3 million in salaries and related benefits for employees not directly related to the production of revenue, $1.2 million in general office expenses, $0.5 million in travel related costs, $1.0 million in professional fees and $0.6 million of facilities costs. The increase for the nine months ended September 30, 2006 was primarily due to additional expenses relating to Incentra MW, Tactix and allianceSoft as a result of the inclusion of those operations for the third quarter in 2006, the adoption of SFAS 123R and an increase in employee headcount in other units. On a pro forma basis, SG&A expenses for the nine months ended September 30, 2006 increased $4.6 million to $22.0 million due to the increase of non-cash compensation expense related to the adoption of SFAS 123R and an increase in employee headcount.

DEPRECIATION AND AMORTIZATION. Amortization expense consists of amortization of intellectual property, capitalized software development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was approximately $1.8 million and $2.0 million for the nine-month periods ended September 30, 2006 and 2005, respectively, of which approximately $1.2 million and $1.1 million, respectively, was included in cost of revenue in each period.

OPERATING LOSS FROM CONTINUING OPERATIONS. During the nine months ended September 30, 2006, we incurred an operating loss from continuing operations of $9.8 million as compared to an operating loss from continuing operations of $4.9 million for the nine months ended September 30, 2005. This increase in our loss from continuing operations was due to the adoption of SFAS 123R accounting for additional non-cash compensation expense of $1.1 million, and an increase in sales-related headcount in the various regions.

INTEREST EXPENSE. Interest expense was $2.4 million for the nine months ended September 30, 2006 compared to $1.8 million for the nine months ended September 30, 2005. This increase is due to the additional debt incurred since July 2005 prior to significant repayment of long-term debt during the three months ended September 30, 2006.

LOSS ON EARLY EXTINGUISHMENT OF DEBT. The refinancing of our 2005 credit facility with Laurus in the first quarter of 2006 was accounted for as an early extinguishment of debt. A loss of $1.2 million was recorded, which included $0.4 million for an early termination fee and $0.1 million in costs associated with the refinancing. In addition, significant repayment of long-term debt occurred during the three-month period ended September 30, 2006 of which $0.8 million in prepayment penalties were incurred and $0.9 million in deferred financing costs were written-off. No similar refinancings or early debt extinguishment occurred in 2005.

OTHER INCOME AND EXPENSE. Other income was approximately $0.1 million for the nine months ended September 30, 2006 as compared to other income of approximately $0.4 million for the nine months ended September 30, 2005. Other income for 2005 included $0.3 million of income resulting from the reassessment of the value of contracts recorded under EITF 00-19 for outstanding warrants and $0.1 million of investment income from leased equipment to customers and gains from sales of fixed assets.

FOREIGN CURRENCY GAIN OR LOSS. We conduct business in various countries outside the United States in which the functional currency of the country is not the U.
S. dollar. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the nine months ended September, 2006 and 2005 were minimal for each period.

INCOME OR LOSS FROM DISCONTINUED OPERATIONS. During the nine months ended September 30, 2006, income from discontinued operations was $0.4 million as compared to a loss from discontinued operations for the nine months ended September 30, 2005 of $1.5 million. The difference in earnings was primarily due to increased income tax expense in 2005 recorded on the income generated by our Front Porch division in France.

GAIN ON SALE OF DISCONTINUED OPERATIONS. The sale of FPDI was completed during the three months ended September 30, 2006 resulting in a gain of $15.6 million.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. During the nine months ended September 30, 2006, we incurred a net loss applicable to common shareholders of $1.0 million as compared to a net loss applicable to common shareholders of $9.9 million for the nine months ended September 30, 2005. The significant decrease in net loss applicable to common shareholders for the nine months ended September 30, 2006 was primarily due to the gain on the sale of FPDI which more than offset the operating loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2006, we had $1.4 million of cash and cash equivalents. Issuance of convertible debt and equity securities and proceeds from the sale of FPDI have been a principal source of liquidity for us in the nine months ended September 30, 2006.

         On February 6, 2006, in connection with our execution of a new security agreement, Laurus provided us a non-convertible revolving credit facility of up to $10 million (the "2006 Facility"). The term of the 2006 Facility is three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus 1%, subject to a floor of seven percent (7%). The maximum principal amount outstanding under the 2006 Revolver Note cannot exceed 90% of the combined eligible accounts receivable of our company and our U.S. subsidiaries. As of September 30, 2006, outstanding borrowings under the 2006 Facility amounted to $1.9 million.

         On March 31, 2006, we consummated a private placement pursuant to which we issued a secured convertible term note due May 31, 2009 in the principal amount of $1,500,000 (the "2006 Convertible Note") and a secured term note due May 31, 2009 in the principal amount of $1,750,000 (the "2006 Term Note"). Funding of $3.25 million under the 2006 Term Note and the 2006 Convertible Note was completed on April 13, 2006 and was used to fund part of the cash portion of the purchase price of our acquisition of Incentra MW. The 2006 Term Note was repaid on July 31, 2006. The 2006 Convertible Note remains outstanding and is being repaid according to terms.

         In May and June 2006, we entered into a Note Purchase Agreement (the "Purchase Agreement") with twelve accredited individuals and three institutional investors (collectively, the "Purchasers"), pursuant to which we issued and sold unsecured convertible term notes (the "Convertible Notes") in the aggregate principal amount of $2,410,000. Of this amount, $1,060,000 was repaid to the twelve non-institutional purchasers in September 2006.

         The remaining Convertible Notes have a principal amount of $1,350,000. The Convertible Notes bear interest at an annual rate of 12% (subject to certain adjustments) and mature on June 6, 2007 when all principal and accrued interest are due. Absent early redemption (at our option and without penalty), the Convertible Notes and any accrued interest are convertible, at the option of the Purchasers, into fully paid and nonassessable shares of our common stock at a conversion price of $1.40 per share. We have the right to convert all or any portion of the then unpaid and accrued interest on the remaining Convertible Notes into shares of our common stock at the then-effective conversion price of such Convertible Notes. In connection with issuance of the Convertible Notes in May and June 2006, we also issued to the Purchasers five-year warrants (the "Warrants") to purchase an aggregate of 571,428 shares of our Common Stock, at an exercise price $1.40 per share.

         On July 31, 2006, we completed the sale of substantially all of the assets of FPDI. Proceeds from the sale amounted to $33 million in cash with a potential earn out of an additional $5 million. We received $30.5 million in cash at closing, which is net of an escrow of $2.5 million that will be released after a year if certain conditions are met. With the proceeds (net of fees), we paid off the remaining principal balance and accrued interest on all amounts due Laurus with the exception of the 2006 Convertible Note. The repayment of these notes also included prepayment penalties amounting to approximately $0.8 million.

         On July 27, 2006 we reached an agreement as amended on July 31, 2006, with the former owner of Incentra of CA to settle the arbitration award, whereby, we paid $2,380,000, of which $505,000 was paid on execution of the agreement and $1,875,000 was paid on August 2, 2006. As part of the settlement, the former owner returned to us all 1,135,580 shares of our common stock issued to him in the acquisition of Incentra of CA and cancelled the $2.5 million promissory note issued to him in February 2005.

         On August 25, 2006, we acquired the assets of allianceSoft for approximately $0.1 million in cash and on September 5, 2006, we acquired Tactix for approximately $3.6 million.

         As of September 30, 2006, we had current assets of $18.9 million. These assets were primarily derived from our operations in 2006 and from our acquisitions of Incentra MW, Tactix and allianceSoft. Long-term assets of $23.3 million consisted of $1.9 million of intangible assets resulting from the acquisitions of Incentra CO, Incentra of CA and Incentra NW, $17.3 million of goodwill resulting from the acquisitions of Incentra of CA, Incentra NW, Incentra MW and Tactix, $2.7 million of property and equipment, $1.0 million of software development costs and $0.4 million of other assets.

         Current liabilities of $23.2 million at September 30, 2006 consisted of $11.2 million of accounts payable; $1.2 million of deferred revenue, which consisted of billings in excess of revenue recognized, deposits and progress payments received on engagements currently in progress; $7.2 million of accrued expenses; and $4.0 million of the current portion of notes payable, other long term obligations, and capital leases.

         Our working capital deficit was $4.4 million as of September 30, 2006.

         We used net cash of $9.5 million in operating activities of our continuing operations during the nine months ended September 30, 2006, primarily as a result of the loss from continuing operations incurred during the period. We generated net cash of $16.9 million in investing activities from continuing operations during the nine months ended September 30, 2006, which included $27.0 million in net proceeds from the sale of FPDI, $1.7 million to purchase or develop computer software and equipment, $5.2 million to purchase Incentra MW and $2.7 million to acquire Tactix and allianceSoft. Financing activities from continuing operations used net cash of $6.8 million during the nine months ended September 30, 2006 to repay long-term indebtedness. Discontinued operations used cash of $0.3 million during the nine-month period ended September 30, 2006.

         We are still in the early stages of executing our business strategy, have completed six significant acquisitions and expect to begin numerous new acquisition engagements during the next 12 months. Although we completed the sale of FPDI, which provided a significant amount of working capital, and we are experiencing success in the deployment of our marketing strategy for the sale and delivery of our software solutions, continuation of this success is contingent upon several factors, including the availability of cash resources, the prices of our products and services relative to those of our competitors, and general economic and business conditions, among others.

         Our management believes our cash and cash equivalents and borrowings under the 2006 Facility, will provide us with sufficient capital resources to fund our operations, debt service requirements, and working capital needs for the next 12 months. There can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

         Our actual financial results may differ materially from our stated plan of operations. Factors that may cause a change from our plan of operations to vary include, without limitation, decisions of our management and board of directors not to pursue our stated plan of operations based on its reassessment of the plan and general economic conditions. Additionally, there can be no assurance that our business will generate cash flows at or above current levels. Accordingly, we may choose to defer capital expenditures and extend vendor payments for additional cash flow flexibility.

         We expect capital expenditures to be approximately $2.0 million and capitalized software development costs to be approximately $1.0 million during the 12-month period ended September 30, 2007. It is expected that our principal uses of cash will be for working capital, to finance capital expenditures and for other general corporate purposes, including financing the expansion of the business and implementation of our sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to us.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

         The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006                    INCENTRA SOLUTIONS, INC.

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