Form 10KSB
period 2006-12-31
INCENTRA SOLUTIONS, INC.
filed 2007-04-02
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 333-16031

INCENTRA SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0793960
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1140 Pearl Street
Boulder, Colorado	80302
(Address of principal executive offices)	(Zip Code)

(303) 449-8279
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Not Applicable

(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001

(Title of Class)

                    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

                    Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Revenues for the fiscal year ended December 31, 2006 were $66.6 million.

                    The aggregate market value of shares of the Company’s common stock held by non-affiliates as of March 23, 2007 was $7,360,535 based upon the average bid and asked prices of the issuer’s common stock on the OTC Bulletin Board on March 23, 2007. Shares of common stock held by each executive officer or director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

                    As of March 23, 2007, there were 13,320,576 shares of common stock of the Company outstanding. The Company also had outstanding as of such date 2,466,971 shares of Series A convertible preferred stock, which were convertible into 4,933,942 shares of the Company’s common stock. The issuer’s common stock currently trades on the OTC Bulletin Board under the symbol “ICNS.”

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

                    We are a leading provider of complete Information Technology (“IT”) solutions for an enterprise’s infrastructure and data protection needs. We supply a broad range of IT products and services to enterprises and service providers. We provide outsourced storage solutions, including engineering, hardware and software procurement and remote storage operations services. Our customers are primarily located in North America, Europe and Japan. We market our products and services to service providers and enterprise clients under the trade name Incentra Solutions.

                    We believe our ability to deliver a complete storage infrastructure and management solution to our customers differentiates us from most of our competitors. A complete storage solution for the customers in our target markets includes the following components:

•	Hardware and software products and services

•	Third-party storage, servers, software, networking and security

•	Third-party maintenance contracts

•	Outsourcing solutions— Automated/remote monitoring, management and maintenance services:

	•	Alert monitoring and notification

	•	Health/capacity/performance

	•	Management and remote operation of data protection systems

•	Professional services — engineering/implementation/IT help desk:

	•	IT Assessments

	•	System Design Services

	•	Project Management Services

	•	Level 1-3 Engineering Support

	•	Staff Augmentation/Outsourcing of Operations

•	Capital/financing solutions

                    We deliver our remote monitoring and management services from our Storage Network Operations Center (“NOC”) in Broomfield, Colorado, which monitors and manages a wide spectrum of diverse storage infrastructures on a 24x7 basis throughout the United States, the United Kingdom, Western Europe, Bermuda and Japan. We deliver data protection services worldwide using our proprietary GridWorks Operations Support System, which enables automated remote monitoring and management of full storage infrastructures and back-up applications. We provide outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized. We believe customers benefit through improved operating effectiveness with reduced operating costs and reductions in capital expenditures.

Industry Trends

                    Gartner Dataquest (“Gartner”) estimates annual data growth at a compound rate of approximately 65% annually through 2010 and beyond. We believe that because of the ongoing growth in the creation and storage of data and the increasing strategic importance of having data available, secure and recoverable, the data storage markets in which we compete will continue to expand. We also believe this growth will reflect an accelerating growth rate in the demand for IT services, including data management and monitoring solutions. The total market for IT services worldwide according to Gartner is forecasted to grow to almost $856 billion by 2010 from $629 billion in 2005, with a 6.4% CAGR. More importantly, the worldwide market for storage services is expected to grow to $33 billion by 2010, with a 6.6% CAGR, according to Gartner Dataquest.

Worldwide Storage Services Forecast (millions)

	2006	2007	2008	2009	2010	CAGR %

Hardware maintenance and support	$9,684	$10,105	$10,497	$10,921	$11,380	4.0%
Software support	2,985	3,278	3,652	4,100	4,681	11.5%
Consulting	3,658	3,990	4,327	4,639	4,943	7.8%
Development and integration	3,688	3,945	4,186	4,447	4,601	5.7%
IT management	5,374	5,939	6,518	7,040	7,369	8.1%

Total worldwide	$25,389	$27,257	$29,180	$31,147	$32,974	6.6%

Source: Gartner Dataquest (January 2007)

                    IT departments are faced with the challenges of rapidly expanding amounts of data to manage, increasing demands on data availability for day-to-day business and in meeting regulatory requirements, and increasing and more stringent compliance and governmental regulations regarding data storage, integrity and recoverability. Conversely, IT headcount is projected by Industry Data Corporation to increase by only 10% annually. We expect the disparity between the growth in IT headcount and data storage demands will increase the likelihood that organizations will turn to outsourced products and services, such as those provided by us, to successfully meet the increasing demands being placed on the organization. We believe companies will consolidate their storage infrastructures and implement enhanced software and service capabilities, such as storage area network management, virtualization, storage resource management and outsourcing automated storage monitoring and management services.

                    We believe companies will continue to make additional investments in data storage products and services and that spending in this area will become a larger percentage of the customer’s total IT budget. We believe the following customer needs will be primary drivers of data storage and management spending:

                    Acceptance and growing need for storage services. We expect a few key factors to drive organizations to increasingly outsource storage-related IT services (consulting, implementation and support). These factors include IT staffing limitations, the growing strategic importance of data retention and recovery, increasing volume of types of data to be stored, the growing complexity of networked storage environments, the increasing scope of spending on storage and the need to balance capital expenditures and operating expenses.

                    Data protection requirements. An increasing need for high throughput performance, greater frequency of backups, quicker restoration of data and stringent data availability requirements are key factors that we expect to drive the migration to disk-based data protection solutions. We believe disk storage devices will not only be used as a target device for replication and mirroring, but will also be incorporated into traditional backup systems.

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

                    Continued migration to networked storage infrastructures. We expect that through a variety of storage networking technologies, organizations will consolidate shared storage capabilities. Consolidated storage benefits include increased flexibility in implementing and managing storage, increased storage device utilization levels, improved quality of service, reduced administration costs and increased operational efficiency.

Business Strategy

Our objective is to advance our position as a leading provider of storage management and IT infrastructure solutions and services and to further expand our North American and European presence. To achieve these objectives, we have adopted the following strategies:

•

Growth in Professional and Managed Services Revenue. We have invested and continue to invest heavily in our professional and managed services functions. We are in the process of rolling out our new national services platform, processes and support, including multiple new service offerings. Growth in these higher-margin services should drive much greater incremental cash flows and enable significant economies of scale. We expect this growth to be achieved organically and we will evaluate acquisition opportunities that will supplement our growth.

•

Growth through Acquisition. Our acquisitions (four since February 2005) have expanded our customer base, provided a large suite of products and services, expedited the development of a strong 50-person direct sales force, added management talent, created a platform from which to extract revenue synergies among our various product and service offerings, and provided significant opportunities for consolidation/cost reduction. We intend to continue to seek acquisition candidates to complete our North American geographic presence, as well as to add new and complementary service capabilities for rollout through our entire sales force. We believe the markets for storage management and services and value-added resellers are highly fragmented and that there are many smaller providers with successful product offerings that are seeking merger or acquisition partners. We seek acquisition candidates that have the following characteristics:

	•	A large percentage of product sales that are generated from storage solutions;

	•	Reseller agreements with most major manufacturers;

	•	Strong professional services organizations;

	•	Recurring service revenues; and

	•	Strong sales, engineering and management personnel.

                    Our initial focus is on acquisition candidates with facilities and targeted customers located in the United States. However, there can be no assurance that we will be able to identify acquisition candidates that meet any or all of these criteria.

•

Development of Strategic Alliances. We intend to further develop our business and supplement our sales and marketing efforts through continued development of our strategic relationships with primary IT product manufacturers, service and software providers and distributors. These alliances provide us with the additional benefit of co-marketing funds, special event funding and funding for specific sales initiatives, as well as support in identifying new customers and obtaining sales leads and support for our field sales and engineering personnel.

•

Offer Complete Data Protection Solutions. A complete data protection solution includes storage resource management, back-up applications, storage hardware, professional services, and operations and financing solutions. Prior to 2005, we were primarily focused on the operations component of the complete data protection solution and had limited participation in the other areas. We estimate that the operations component comprises only 10-15% of the total spending of an enterprise or service provider customer for a complete data protection solution. We believe our GridWorks proprietary monitoring and management solutions position us to offer a superior and more complete storage and data protection solution to our customers than that which is currently offered by our competitors.

•

New Product Development. We intend to continue to produce quality software-based service solutions that meet client expectations in terms of functionality, flexibility, procurement cost, implementation cost and ongoing maintenance cost. We believe our product lines meet these expectations and will continue to do so as these products evolve. We are committed to continuous product improvement through a formal research and software development program that is driven by industry focus groups and customer input. We intend to continue to utilize our industry, customer and supplier relationships to keep abreast of emerging standards, protocols and application programming interfaces as such trends are introduced and gain market acceptance.

•

Increase Marketing and Direct Sales Efforts. We have invested heavily in our sales force and direct marketing efforts and will continue to invest in this area. Our direct sales organization is organized into sales teams that are assigned to our operating units. We intend to leverage our successes by devoting significant marketing and direct sales resources to cross-marketing products and services offered by our operating units. Our sales teams intend to add established distributors with the skills necessary to sell our comprehensive storage solutions.

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

Customers

                    Many organizations continue to face data growth, technology obsolescence, shrinking IT budgets and new compliance objectives. We help customers to deal economically with these challenges by providing a complete storage and IT management solution. Our complete solutions include professional services, products, proprietary software platforms, IT outsourcing services and financing services. Organizations benefit from our solutions in numerous ways, including improved infrastructure performance, business risk mitigation and cost management/reduction for overall operations. We believe organizations currently are facing the following issues:

•	Total storage needs that are typically increasing 65% annually;

•	New technologies requiring integration across platforms;

•	Increasing levels of external and internal compliance policies;

•	Staffing levels that are projected to grow only 10% annually; and

•	Limited capital or operating budgets.

                    Our customers are primarily located in North America, Europe and Japan and are primarily in the following markets: Fortune 2000 Enterprises and mid-tier Enterprises, Data Center Operators and IT Service Providers.

                    For the year ended December 31, 2006, revenues from customers located in North America amounted to $63.5 million, or 95% of total revenues, and revenues from customers located in Europe amounted to $3.2 million, or 5% of total revenues. For the year ended December 31, 2005, aggregate revenues from customers located in North America amounted to $35.8 million, or 94% of total revenue, and $2.1 million from customers in Europe, or 6% total revenue.

Datacenter Operators and IT Service Providers

                    Customers in this segment consist primarily of managed service providers that offer hosting and co-location solutions. These are both regional and national providers that require a competitive backup offering and deep professional engineering support for their core data center services. Representative customers include Cable & Wireless UK, Colt Telecom, Viawest, QuoVadis, Data Return, Japan Telecom IDC (Softbank Group) and Telepacific Communications.

Fortune 2000 Enterprises and mid market

                    Customers in this segment consist primarily of mid-tier enterprise businesses that require IT expertise to manage their complex IT and storage infrastructures. Complete solutions have been provided to a wide range of large and middle market customers, including Network Appliance, Inc., Accenture, American Airlines, Hilton Hotels, Good Technology and Transora. Other representative customers include Blue Cross/Blue Shield, Standard Insurance, Xilinx, Solar Turbines, Calyon Financial and Huron Consulting.

Products and Services

                    We are a complete solutions provider of storage management and IT infrastructure products and services. We classify our revenues as either product or service revenue. Product revenue includes the sale of all hardware and software products and third-party maintenance contracts. Service revenue includes recurring managed service revenue, professional services revenue and revenue from maintenance services managed by us.

Products

                    Our products include a broad range of software and hardware solutions and third-party maintenance contracts that are offered to our customers as part of our complete solution offerings. Under our various product brands, we offer these product solutions worldwide to customers in all of the market segments in which we compete.

Resale of third-party hardware and software.

                    We resell various products developed by third parties, including computer hardware and software and other peripheral devices, as well as maintenance contracts. We resell all third-party products pursuant to agreements with the manufacturers or through distributor authorized reseller agreements pursuant to which we are entitled to purchase products at discounted prices and to receive technical support in connection with product installations and subsequent product malfunctions. Accordingly, we believe we are able to obtain pricing at competitive and often superior terms to that of other resellers. We represent most major original equipment manufacturers, or OEMs, and all major storage OEMs, including the following:

Products	Suppliers

Primary Storage	EMC
Hewlett-Packard
Hitachi Data Systems Corporation
Network Appliance, Inc.
Sun Microsystems, Inc.

Servers and Systems	Dell Computer
Hewlett-Packard
IBM
Sun Microsystems, Inc.

Tape Automation	Quantum Corporation
Spectra Logic Corporation
Sun Microsystems, Inc.
Xiotech

Data Protection	CommVault Software
Data Domain
VERITAS Software

Networking and Security	Brocade Communications Systems, Inc.
Checkpoint Software
Cisco Systems
Juniper Networks
Symantec Software

                    Outsourcing Services. Our service offerings are based upon the complementary nature of our products. Our managed services and first-call maintenance services are an integral part of the continued operations, security and protection around the products we sell and are key to the customers’ IT and storage infrastructure. Services are sold under long-term recurring service contracts usually one to three years in term.

                    Outsourcing and Staff Augmentation. Our outsourcing solutions assist our customers in the management of their IT environment by augmenting their staff and operations with personnel as well as methodologies and technologies that are based on industry best practices. We assist with the design, implementation and management of new IT environments, or leverage an existing environment to unlock value and enhance business performance. Our flexible solutions are provided as full or partial outsourcing engagements as well as overflow support for existing service operations.

                    Managed Storage and Monitoring Services. We offer a proprietary managed storage and monitoring service through our proprietary GridWorks Operations Support Systems (“OSS”) platform. The GridWorks platform enables automated remote monitoring, alert and notification and the remote management of back-up applications. The service enables a proactive heterogeneous look into a customer’s infrastructure, which provides real-time insight to the performance of the customer’s technology investment. The service provides proactive management of the health, capacity and utilization of a storage infrastructure. Our platform serves as a suite of applications that enables our NOC to monitor and manage customer infrastructures globally through automation. Our GridWorks Portal is the user interface into our GridWorks suite of applications, allowing us to monitor and manage the status, health, performance and capacity of an enterprise storage infrastructure. GridWorks provides the functionality of many costly Storage Resource Management (SRM) software products, but is included as part of a service contract. From this one, consolidated application, enterprise customers can access all the information required to review our operation and management of their complex heterogeneous, geographically distributed storage environments. The service is offered to customers in three options ranging from a basic monitoring service to a complete service including all underlying IT equipment and software.

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

•

Our GridComplete offering is a complete storage solution by which we provide our storage infrastructure and integration/implementation services and complete management of storage applications and infrastructure. This solution encompasses all of the services offered by our GridWatch and GridManage products.

                    Our GridWorks OSS use an open architecture that enables customers to use various operating systems, operate on multiple hardware platforms and interoperate with many third-party software applications and legacy systems. This open system capability enables customers to continue using their existing computer resources and to choose among a wide variety of existing and emerging computer hardware and peripheral technologies.

                    24x7 First Call Operations and Maintenance Support. We operate a 24x7 NOC in Broomfield, Colorado where all first call maintenance in-coming calls are received, diagnosed and routed to the appropriate engineering personnel or vendor. Support services are provided on all proprietary and third-party products and services. In many cases, the support personnel in our NOC have the ability, if enabled by a customer, to remotely access the customer’s infrastructure using our GridWork’s platform to respond to alert notifications from the customer and remotely correct the problem. In other cases, the NOC notifies our customers of the problem and corrects (or instructs corrective action) or dispatches vendor support prior to the customer calling the NOC. We also have a secondary support desk in San Diego, California. Our engineering staff also provides level 2 and 3 support worldwide. These services are sold under long-term recurring service contracts ranging from one to three years.

                    Professional Services. Our professional services include a broad range of assessment, project management, design and implementation services that are applied across most products sold in our markets. Our engineering staff has a broad expertise and has received appropriate certifications from our OEM partners. The services we provide include:

•

Storage and infrastructure assessments — providing critical feedback on the health, performance and utilization of storage and systems infrastructure, as well as a report card of business performance and compliance relative to established objectives and peer organizations.

•	Storage system design services — defining the appropriate technical architecture and unbiased product selection to meet key business criteria and assure optimal results.

•

Implementation and integration services — assuring technology purchases are installed and optimized to achieve the best possible performance and to utilize resources that minimize ongoing operations costs while assuring the best possible availability.

•	Cost of ownership assessments — helping organizations identify key cost areas, most effectively align resources and leverage technology to reduce ongoing expenses and streamline operations.

•

Project management services — supplying professional assistance to oversee deployment of assets and implementation of new applications while assisting in the alignment of scarce technical resources for timely solutions.

•	Level 1, 2 & 3 engineering support — assisting in rapid problem diagnosis, vendor response and problem resolution across a broad range of systems and storage applications.

                    Financing Solutions. We offer a financing option as part of our complete service solutions (GridComplete). When a customer purchases a managed solution (long-term service contract), it is common to incorporate the hardware cost into the monthly recurring payment from the customer and to finance a complete solution with one monthly payment/operating expense for the customer. We evaluate the creditworthiness of a customer, as well as the status of the relationship, in determining the amount of financing to provide.

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

                    At December 31, 2006, our direct sales force consisted of 50 direct sales people. Sales and marketing personnel are located at our offices in Broomfield, Colorado; San Diego and San Francisco, California; Boise, Idaho; Chicago, Illinois; Detroit, Michigan; Anchorage, Alaska; Portland, Oregon; Dallas, Texas; London, England and Kirkland, Washington. We also have a sales and marketing presence in Phoenix, Arizona and Los Angeles, California but presently have no physical locations in these cities. We conduct comprehensive marketing programs that include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs.

                    We obtain sales leads through cold calling, existing relationships, advertising, seminars and strategic partners. A typical sales cycle begins with the generation of a sales lead (event, telemarketing, relationship) or the receipt of a lead from a strategic partner. After qualification of the sales lead and analysis of the prospective customer’s requirements, a proposal including a statement of work and a corresponding quote for the appropriate product or service is created. While the sales cycle varies, a solution that includes individual components, such as products, design services and implementation, or a combination, typically results in a one to four-month cycle. The sales cycle for a complete IT solution, which includes ongoing managed services or outsourced operations, can range from four to 12 months.

                    We have co-marketing relationships with national and regional distribution partners to drive regional and local market penetration, and with market-specific regional marketing partners to drive vertical market penetration. Manufacturers and distributors make available to us certain funds for marketing expenses through various programs. These programs include direct mail, lead generation, advertising, event marketing, brand awareness and sales solutions. Manufacturing rebates also are applied to fund a significant portion of our marketing expenses. Our businesses earn marketing coop funds based on a percentage of product sales and associated volumes. In addition to a percentage of total sales volume, manufacturers also provide special rebate programs. These co-op funds are managed to support our marketing activities, including, but not limited to, marketing communications, training, certification, advertising, events, branding and lead generation programs.

Research and Development

                    We maintain a research and software development staff that designs and develops enhancements and improvements to our service offerings. We believe that by performing most of our own software development, we can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, we believe we are better equipped to incorporate customer preferences into our development plans.

                    We seek to offer comprehensive storage services using our proprietary GridWorks Operations Support System, which enables automated remote monitoring and management of complete storage infrastructures and back-up applications. To effect this strategy, we intend to continue to introduce upgraded functionality and enhancements to existing products.

                    Developing new technology, products and services is complex and involves uncertainties. There can be no assurance that our development efforts will be successful. For the years ended December 31, 2006 and 2005, we incurred capitalizable software development costs totaling $588,629 and $611,546, respectively. See Note 2 to Notes to Consolidated Financial Statements. Prior to the disposition of Front Porch in July 2006, expenditures for research and development were significantly higher; both with respect to the amounts charged to current expense and capitalized software development costs.

Patents, Trademarks and Licenses

                    We regard our technology as proprietary and will attempt to protect our technology through patents, copyrights, trade secret laws, restrictions on disclosure and other methods. We believe that, because of the rapid pace of technological change in the data storage industry, patent and copyright protection are beneficial to the competitive position of our products and services. We continue to pursue patent protection around advanced developments in our GridWorks storage management platform.

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

Competition

                    The markets for our products and services are becoming increasingly competitive. We believe our ability to compete depends on a number of factors, both within and outside of our control. These factors include, among others, the functionality, price and performance of our products and services relative to our competitors’ offerings, customer satisfaction and customer support capabilities, the breadth of product lines and support services, the strength of our sales force and channel partnership relationships and general economic and business conditions. We expect additional companies to begin offering products and services similar to those we offer. Many of these companies have significantly greater name recognition and financial resources than we do.

                    We expect our competitors to continue to improve the design and performance of their products and services. Competitors may develop future generations of competitive products and services that will offer superior price or performance features or technologies that may render our products or services less competitive or obsolete. Increased competitive pressures could also lead to lower prices for our products or services, thereby adversely affecting our business and results of operations.

                    We believe the primary competitors for our data protection solutions and complete solutions to enterprises include Arsenal Digital, Electronic Data Systems (“EDS”) and IBM Global Services (“IBM”). However, EDS and IBM primarily deliver solutions from a total IT outsourcing and management solution perspective and do not focus on the storage layer as a core competency. In addition, these competitors often do not meet mid-tier enterprise budget constraints. We also compete with systems integrators, such as Datalink Corporation, SAN Holdings, Inc., Midrange Computer Solutions, Inc. (MCSI) and Forsythe Technologies, Inc.

Employees

                    As of March 23, 2007, we employed 195 people on a full-time basis, of which 10 were executive management, 71 were in sales and marketing, 81 were in engineering and software development and 33 were in finance and administration.

                    None of our employees is subject to a collective bargaining agreement, and we are not aware of any efforts to unionize any employees. We believe our labor relations are good.

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

                    In April 2003, we sold to Eastman Kodak Company (“Kodak”) the Company’s intellectual property rights relating to the DIVArchive product applications for the medical imaging and information management market. In connection with such sale, Kodak offered employment to substantially all of our personnel associated with the transferred assets and assumed certain software support obligations to our DIVArchive customers in the medical industry.

                    In August 2004, we acquired all of the outstanding capital stock of ManagedStorage International, Inc. (also known as “Incentra of CO” (the “Incentra of CO Acquisition”). The Incentra of CO Acquisition was accounted for as a reverse merger and Incentra of CO was deemed to be the acquirer for accounting purposes. On October 25, 2004, we changed our name to Incentra Solutions, Inc.

                    As a result of the Incentra of CO Acquisition, the consolidated financial statements presented herein include the financial statements of Incentra of CO for all periods prior to August 18, 2004 and the financial statements of the consolidated companies from the date of the Incentra of CO Acquisition forward.

                    In February 2005, we acquired all of the outstanding capital stock of Incentra of CA (formerly Star Solutions of Delaware, Inc.), a privately-held company. In connection with this acquisition, we acquired all assets and liabilities of the business, primarily cash and accounts receivable/payable, and substantially all of the personnel (45) of this business.

                    In March 2005, we acquired all of the outstanding capital stock of PWI Technologies, Inc. (also known as “Incentra NW”), a privately-held company. In connection with this acquisition, we acquired all assets and liabilities of the business, primarily accounts receivable/ payable, and substantially all of the personnel (33) of this business.

                    In April 2006, we acquired all of the outstanding capital stock of Network Systems Technologies, Inc. (also known as “Incentra MW”), a privately-held company. In connection with this acquisition, we acquired all assets and liabilities of the business, primarily accounts receivable/ payable, and substantially all of the personnel (30) of this business.

                    In July 2006, we sold to Genuity Capital Management Services, Inc. substantially all of the assets of Front Porch, including all intellectual property rights relating to the DIVArchive product applications and its investment in Front Porch International S.A.S. In connection with such sale, Genuity offered employment to substantially all of our personnel in the United States associated with the transferred assets and all those employed by Front Porch International S.A.S in Europe and assumed certain software support obligations to our DIVArchive customers.

                    In September 2006, we acquired all of the outstanding capital stock of Tactix, Inc., a privately-held company. In connection with this acquisition, we acquired all assets and liabilities of the business, primarily accounts receivable/ payable, and substantially all of the personnel (18) of this business.

ITEM 2.  DESCRIPTION OF PROPERTY

                    Our executive offices and certain administrative functions are located in Boulder, Colorado, where we lease approximately 5,000 square feet of office space under a month-to-month arrangement.

                    We lease approximately 48,000 square feet of office space in 12 locations, including approximately 11,000 square feet of office space in Broomfield, Colorado through September 2007. We are in the process of negotiating with the landlord on renewal of the lease for the existing space while also searching for new space in the same geographic area to relocate to at the end of the lease if our negotiations are not successful. The Broomfield site houses our software development resources, engineering, NOC, information management systems and administrative functions.

                    At December 31, 2006, aggregate lease payments under all leases through the end of the lease terms were as follows:

	Square Footage	Future Lease Commitment

San Diego, California	4,724	$398,260
San Ramon, California	1,808	7,684
Tigard, Oregon	4,061	195,342
Anchorage, Alaska	725	44,128
Boise, Idaho	2,543	90,000
Kirkland, Washington	6,447	253,947
Lombard, IL	11,324	828,256
Chicago, IL	400	65,520
Detroit, Michigan	3,008	84.600
London, England	600	125,186
Richardson, Texas	1,661	48,576
Broomfield, Colorado	10,673	197,744

Total	47,974	$2,339,243

                    We believe our current facilities are adequate for our existing operations and that all of our properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

                     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows. Accordingly, no provision has been made for any estimated losses with regard to such matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                    Our common stock is currently quoted on the OTC Bulletin Board under the symbol “ICNS.” The following table sets forth the high and low bid prices for our common stock for each fiscal quarter within our last two fiscal years, as reported by the National Quotation Bureau. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. Prices for periods prior to June 9, 2005 have been adjusted to reflect a ten-for-one reverse split of our common stock effective on that date.

	High Bid	Low Bid

Year Ended December 31, 2005:
First Quarter	$3.10	$1.61
Second Quarter	2.80	0.51
Third Quarter	2.00	0.90
Fourth Quarter	1.90	0.85

Year Ended December 31, 2006:
First Quarter	$1.40	$0.90
Second Quarter	1.65	1.05
Third Quarter	1.35	1.09
Fourth Quarter	1.24	0.92

Holders

                    At March 23, 2007, there were approximately 350 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

                    We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future. The purchase agreement relating to our outstanding senior secured convertible promissory note prohibits the declaration or payment of dividends on our common stock so long as 25% of the principal amount of such note remains outstanding, unless we obtain the written consent of the noteholder. Furthermore, the terms of our Series A Preferred Stock provide that, so long as at least 250,000 shares of our originally issued shares of Series A Preferred Stock are outstanding, we cannot declare or pay any dividend without having obtained the affirmative vote or consent of at least 80% of the voting power of our shares of Series A Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

                    As of December 31, 2006, the following equity compensation plans were in effect:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	-0-	N/A	-0-

Equity compensation plans not approved by security holders:

2000 Incentra Option Plan (a)	1,831,996	$2.54	430,504

Incentra of CO 2000 Stock Option and Grant Plan (b)	215,893	$0.45	-0-

2006 Stock Option Plan (c)	1,235,911	$1.24	514,089

Total	3,283,800	$1.91	944,593

(a) Total number of securities remaining available for future issuance represents 2,262,500 shares reserved for issuance under our 2000 Incentra Option Plan, less options outstanding.

(b) Represents options to purchase unregistered shares of our common stock pursuant to grants under the Incentra of CO 2000 Stock Option and Grant Plan. There will be no additional grants under such plan.

(c) Total number of securities remaining available for future issuance represents 1,750,000 shares reserved for issuance under our 2006 Stock Option Plan, less options outstanding.

                    Our equity incentive plans are more fully described in Part III herein and in Note 11 to Notes to Consolidated Financial Statements.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

                    Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Some of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes our most important accounting policies include revenue recognition, accounting for software development costs, stock-based compensation, accounting for obligations and instruments potentially settled in shares of our common stock, impairment of goodwill, intangibles and other long-lived assets and concentrations of risk related to customers.

Revenue Recognition

                    Given our diverse product and sales mix, as well as the complexities and estimates involved in measuring and determining revenue in accordance with generally accepted accounting principles, our accounting for revenue is crucial to the proper periodic reporting of revenue and deferred revenue.

                    We apply the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Our application of EITF 99-19 includes evaluation of the terms of customer contracts relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. We purchase and resell hardware, software and third-party maintenance contracts. In these transactions, we (i) act as principal; (ii) take title to the products; and (iii) have the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, we recognize revenues based on the gross amounts due from customers.

                    Revenue is recognized when all of the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured.

                    Fees for first call maintenance agreements are recognized ratably over the terms of the agreements. Maintenance is generally billed in advance, resulting in deferred revenue.

                    We also provide software-related professional services. Services are generally provided on a time-and-materials basis and revenue is recognized as the services are provided.

                    Revenues from storage services are recognized at the time the services are provided and are billed on a monthly basis. Fees received for up-front implementation services are deferred and recognized over the term of the agreement. Deferred revenue is recorded for billings sent to or paid by customers for whom we have not yet performed the related services.

                    Revenues from product sales are recognized when shipped. Revenues from the resale of third-party maintenance agreements are recognized at the date of sale, which generally approximates the commencement date of the service contract. Consulting revenues are recognized when the services are performed.

                    Prior to the disposition of Front Porch on July 31, 2006, we licensed software under license agreements and provided professional services, including training, installation, consulting and maintenance. License fee revenues were recognized when a license agreement had been signed, the software product had been shipped, the fees were fixed and determinable, collection was reasonably assured and no significant vendor obligations remained.

                    Prior to the disposition of Front Porch on July 31, 2006, we allocated revenue to each component of a contract based on objective evidence of its fair value, as established by management. Because licensing of software generally is not dependent on the professional services portion of the contract, software revenue is generally recognized upon delivery, unless a contract exists with the customer requiring customer acceptance.

Software Development Costs

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

Stock-Based Compensation

                    In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment,” (SFAS 123R), which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. Application of SFAS 123R requires the use of significant estimates, including expected volatility, expected term, risk-free interest rate and forfeiture rate. SFAS 123R was effective for us beginning January 1, 2006. The impact on our operating results and other information related to stock-based compensation upon adopting SFAS 123R are included in Note 2 to our Consolidated Financial Statements.

                    Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for periods prior to 2006.

                    For periods prior to 2006, we elected to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, employee compensation cost for stock options was measured as the excess, if any, of the estimated fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

Accounting for Obligations and Instruments Potentially Settled in our Capital Stock

                    We account for obligations and instruments potentially to be settled in our capital stock in accordance with Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock, primarily as these relate to warrants issued to Laurus.

                    Under EITF No. 00-19 contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then- current classification. For contracts initially classified as equity, we do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, we report changes in fair value in earnings and disclose these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

                    Long-lived, tangible and intangible assets that do not have indefinite lives, such as property and equipment and acquired customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We have approximately $3.1 million in property and equipment at December 31, 2006. As a result of the acquisitions we consummated in 2006 and 2005, we have approximately $2.3 million in identifiable intangible assets at December 31, 2006. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for such long-lived assets is based on the fair value of the assets.

                    Goodwill is not amortized and is subject to write downs charged to results of operations only when its carrying amount is determined to be more than its estimated fair value based upon impairment tests that are required to be made annually or more frequently under certain circumstances. Fair values are determined based on models that incorporate estimates of future profitability and cash flows. As a result of the acquisitions we consummated in 2005 and 2006, we have approximately $16.9 million in goodwill at December 31, 2006.

                    With the acquisition of Incentra of CA in February 2005, we recorded goodwill of $6,177,686. The fair value of our reporting units used in determination of the goodwill impairment is computed using the expected present value of associated future cash flows. Operating profits and cash flows were lower than expected in the fourth quarter of 2005 for Incentra of CA. Based on that trend, the earnings forecast for the next five years was revised. Therefore, during the fourth quarter of 2005 we determined that the goodwill associated with the Incentra of CA acquisition was impaired and accordingly recorded an impairment loss of $4,151,450.

Concentration of Risk—Customers and Geographic

                    We currently sell our products and services primarily throughout North America, with only a small portion (less than 5%) generated in Europe, Asia and the Pacific Rim. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to a specific customer’s ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible. Credit losses have been within management’s expectations.

                    The following is a breakdown of our revenues and long-lived assets by geographic area (in thousands):

	North America	Europe/Asia*	Total

Year Ended December 31, 2006
Revenues	$63,462	$3,170	$66,632
Long-lived Assets, net	22,356	862	23,218

Year Ended December 31, 2005
Revenues	$35,837	$2,098	$37,935
Long-lived Assets, net	8,835	477	9,312

*The geographic breakout by country is not practible to obtain.

                    During 2006, no customer represented more than 10% of revenues. During 2005, one customer represented 16% of revenues.

General

                    When used in this discussion, the word “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

                    Our business and results of operations are affected by a wide variety of factors that could materially and adversely affect us and our operating results, including, but not limited to: (1) the availability of additional funds to enable us to successfully pursue our business plan; (2) the uncertainties related to the effectiveness of our technologies and the development of our products and services; (3) our ability to maintain, attract and integrate management personnel; (4) our ability to complete the development and continued enhancement of our products in a timely manner; (5) our ability to effectively market and sell our products and services to current and new customers; (6) our ability to negotiate and maintain suitable strategic partnerships, vendor relationships and corporate relationships; (7) the intensity of competition; and (8) general economic conditions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

                    Any forward-looking statements herein speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                    We supply a broad range of IT products and services to enterprises and service providers. We market our products and services to service providers and enterprise clients under the trade name Incentra Solutions. We deliver complete IT solutions and comprehensive storage services, including remote monitoring/management services, maintenance support services (first call) for third-party hardware and software maintenance, professional services, third-party hardware/software procurement and resale and financing solutions. We provide data protection solutions and services that ensure that our customers’ data is backed-up and recoverable and meets internal data retention compliance policies. Our remote monitoring and management services are delivered from our Storage Network Operations Center (“NOC”) in Broomfield, Colorado, which monitors and manages a wide spectrum of diverse storage infrastructures on a 24x7 basis throughout the United States, the United Kingdom, the Netherlands, Bermuda and Japan. We deliver these services worldwide using our proprietary GridWorks Operations Support System, which enables automated remote monitoring and management of complete storage infrastructures and back-up applications. We provide outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized. We believe customers benefit from improved operating effectiveness with reduced operating costs and reductions in capital expenditures.

                    For the year ended December 31, 2006, revenues increased 75.7% to $66.6 million from $37.9 million for the comparable prior year period. The significant growth in revenue was a result of the added sales of products and services from two acquisitions completed in 2006 and organic growth from our existing business. On a pro forma basis, assuming that the two acquisitions in 2006 occurred as of January 1, 2005, revenue for the year ended December 31, 2006 increased to $90.0 million compared to $79.1 million in the previous year. The increase is attributed to higher product and service revenues from Incentra MW and Incentra NW compared to the prior year. For the year ended December 31, 2006, our loss from continuing operations was $18.8 million, as compared to a loss from continuing operations of $13.6 million for the prior year. Included in the results for 2006 is a loss of $3.0 million on early extinguishment of debt. Included in the loss for 2005 is an impairment loss of $4.2 million related to the acquisition of Incentra of CA.

                    For the year ended December 31, 2006, excluding the gain of $15.4 million from discontinued operations, we incurred an adjusted EBITDA1 loss of $8.9 million compared to an adjusted EBITDA loss of $3.7 million for the prior year. The adjusted EBITDA loss for 2006 excludes from our loss from continuing operations the impact of non-cash stock option compensation expense of $1.6 million, a loss of $3.0 million on early extinguishment of debt, net interest expense of $2.9 million and depreciation and amortization expense of $2.5 million. The adjusted EBITDA loss for 2005 excludes an impairment loss on goodwill of $4.2 million, depreciation and amortization expense of $3.0 million and net interest expense of $2.4 million. The adjusted EBITDA loss for 2005 also includes the add back of $0.4 million of non-cash compensation expense compared to $1.6 million in 2006 following the adoption of SFAS 123R effective January 1, 2006.

                    We continue to invest in hardware and the development of our software and in data storage and other infrastructure equipment. During the year ended December 31, 2006, we invested $0.6 million in software development and $2.4 million in data storage infrastructure.

                    We continue to expand our product and service offerings in an effort to position our company as a provider of a wide range of services and products and to further solidify our leading market position. We also continue to increase the number of products we have available for resale to our customers, both directly and through existing channel partners. We introduced the sales of managed services along with our sales of storage products and professional services directly to enterprise customers. We also believe we can increase our sales of managed services by introducing these services to the customers of our acquired businesses. We believe our professional services business will be enhanced as we leverage our engineering resources across our entire customer base.

                    During the year ended December 31, 2006, we completed two additional strategic acquisitions that we believe allowed us to become a more complete solutions provider of IT infrastructure products and services.

[1] EBITDA is defined as earnings before interest, taxes, depreciation and amortization and cumulative effect of changes in accounting principles. Although EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (GAAP), we believe the use of the non-GAAP financial measure EBITDA enhances an overall understanding of our past financial performance and is a widely used measure of operating performance in practice. In addition, we believe the use of EBITDA provides useful information to the investor because EBITDA excludes significant non-cash interest and amortization charges related to our past financings that, when excluded, we believe produces more meaningful operating information. EBITDA also excludes depreciation and amortization expenses, which are significant when compared to such levels prior to the acquisition of Incentra CO. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure net loss before deemed dividends and accretion on preferred stock is set forth below.

EBITDA Reconciliation All amounts in (000’s)

	For the years ending December 31,

	2006	2005

Loss from continuing operations before accretion of preferred stock	($18,838)	($13,649)
Depreciation and amortization	2,488	2,991
Loss on impairment of goodwill	—	4,151
Interest, net (cash portion)	1,365	810
Interest expense (non-cash portion)	1,520	1,610

EBITDA loss from continuing operations	(13,465)	(4,087)

Loss on early extinguishment of debt	2,957	—
Non-cash stock based compensation	1,588	350

EBITDA loss from continuing operations, as adjusted	($8,920)	($3,737)

Results of Operations—Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

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

                    Revenue. Total revenue from continuing operations for the year ended December 31, 2006 increased $28.7 million, or 75.7%, to $66.6 million compared to total revenue of $37.9 million for the year ended December 31, 2005. Revenue from the sale of products increased $25.7 million, or 93.8%, to $53.1 million compared to revenue of $27.4 million for the prior year. This increase was attributable to the additional revenues resulting from our acquisitions of Network Systems Technologies, Inc. (also known as “Incentra MW”) in April and Tactix, Inc. in September. Revenue from the delivery of services increased $3.0 million, or 28.6%, to $13.5 million compared to $10.5 million for the prior year. The increase in service revenue resulted primarily from the additional service revenues we received from the two acquisitions that we completed in fiscal 2006.

                    For the year ended December 31, 2006, revenues from customers in North America totaled $63.5 million, or 95% of total revenues compared to $35.8 million, or 94% of total revenue for 2005. For the year ended December 31, 2006, the portion of our revenues that was derived from the European and Asian markets increased to $3.2 million, or 5% of total revenues, compared to $2.1 million, or 6% of total revenues, in 2005.

                    Gross Margin. Total gross margin from continuing operations for the year ended December 31, 2006 increased $6.1 million to $14.3 million, or 21.5% of total revenue, as compared to gross margin of $8.2 million, or 21.6% of total revenue, for the comparable prior-year period. Product gross margin for the year ended December 31, 2006 totaled $10.3 million, or 19.4% of product revenue compared to $4.6 million, or 16.9%, for the prior-year period. Service gross margin for the year ended December 31, 2006 totaled $4.0 million, or 29.3%, of service revenue compared to $3.5 million, or 33.5%, for the prior-year period.

                    Selling, General, and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses from continuing operations for the year ended December 31, 2006 increased by approximately $12.3 million to $26.6 million from $14.3 million for 2005. SG&A expenses for the year ended December 31, 2006 included $19.3 million in salaries and related benefits for employees not directly related to the production of revenue, $2.3 million in general office expenses, $2.0 million in professional fees, $1.2 million for travel-related costs, $1.2 million in facilities costs and $0.6 million in bad debt expense. SG&A expenses of $14.3 million for the prior year ending December 31, 2005 included $9.7 million in salaries and related benefits for employees not directly related to the production of revenue, $1.8 million in general office expenses, $1.3 million in professional fees, $0.6 million in travel-related costs, $0.8 million of facilities costs and $0.1 million of bad debt expense. The increase in SG&A expenses during the year ended December 31, 2006 was a direct result of our acquisitions of Incentra MW and Tactix, as well as increased investment in sales and engineering resources. In addition, in 2006, our adoption of FAS 123R resulted in an increase of $1.2 million in non-cash stock option compensation expense. This expense was included in the salaries and related benefits category of expenses.

                    Depreciation and Amortization. Amortization expense consists of amortization of acquired customer relationships, capitalized software development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense from continuing operations was approximately $2.5 million and $3.0 million for the years ended December 31, 2006 and 2005, respectively, of which $1.7 million was included in cost of revenue in each year.

                    Operating Loss from Continuing Operations. For the year ended December 31, 2006, we incurred a loss from continuing operations of $13.1 million as compared to a loss from continuing operations of $11.6 million for the year ended December 31, 2005. The loss for 2005 included a loss on impairment of goodwill of $4.2 million. No similar loss was incurred in 2006. Excluding the loss on impairment of goodwill, the operating loss from continuing operations increased by $5.6 million. This was primarily due to increased SGA expenses of $12.2 million being only partially offset by increased gross margin of $6.1 million.

                    Interest Expense. Interest expense was $2.9 million for the year ended December 31, 2006 compared to $2.4 million for the year ended December 31, 2005. Interest expense during 2006 included cash interest costs of $1.4 million on notes payable and capital leases, and non-cash interest charges of $1.5 million, consisting of $0.8 million related to amortization of debt discounts, $0.3 million related to warrants and $0.4 million related to amortization of financing costs. Interest expense for 2005 included cash interest costs of $0.8 million on notes payable, and capital leases and non-cash interest charges of $1.6 million, consisting of $0.7 million related to amortization of debt discounts, $0.3 million related to warrants, $0.2 million related to the beneficial conversion feature of a note issued to Laurus Master Fund, Ltd. (“Laurus”) and $0.4 million related to amortization of financing costs

                    Loss on Early Extinguishment of Debt. For the year ended December 31, 2006, we incurred a $3.0 million loss on the early extinguishment of debt. The refinancing of our 2005 credit facility with Laurus in the first quarter of 2006 was accounted for as an early extinguishment of debt. A loss of $1.2 million was recorded in connection with this debt extinguishment, which included $0.4 million for an early termination fee and $0.1 million in costs associated with the refinancing. In addition, significant repayment of long-term debt occurred during the third quarter of 2006. In connection with such repayment, we incurred $0.8 million in prepayment penalties, and $0.9 million in deferred financing costs were written-off. No similar refinancings or early debt extinguishment occurred in 2005.

                    Other Income and Expense. Other income was approximately $0.1 million for the year ended December 31, 2006 as compared to other income of approximately $0.4 million for the prior year. Other income for 2005 included $0.3 million of income resulting from the reassessment of the value of contracts recorded under EITF 00-19 for outstanding warrants and $0.1 million of investment income was derived from leased equipment to customers and gains from sales of fixed assets.

                    Foreign Currency Transaction Gain or Loss. We conduct business in various countries outside the United States in which the functional currency of the country is not the U. S. dollar. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the years ended December, 2006 and 2005 were minimal for each period.

                    Income or Loss from Discontinued Operations. In July 2006, we sold the assets of Front Porch and have accounted for the operations of Front Porch prior to such sale as discontinued operations. During the year ended December 31, 2006, income from discontinued operations was $0.6 million for the 7-month period ended July 31, 2006 as compared to a loss from discontinued operations for the year ended December 31, 2005 of $0.6 million. The difference in earnings was primarily due to improved operating results and decreased income tax expense in 2006 on the income generated by our former Front Porch division in France.

                    Gain on Sale of Discontinued Operations. The sale of Front Porch during 2006 generated a gain of $15.4 million.

                    Net Loss Applicable to Common Shareholders. During the year ended December 31, 2006, we incurred a net loss applicable to common shareholders of $5.5 million as compared to a net loss applicable to common shareholders of $16.8 million for the prior year ended December 31, 2005. The significant decrease in net loss applicable to common shareholders for 2006 was primarily due to the gain on the sale of Front Porch of $15.4 million.

Liquidity and Capital Resources

                    At December 31, 2006, we had $1.0 million of cash and cash equivalents. Issuance of convertible debt and equity securities, borrowings under a revolving line of credit and proceeds from the sale of Front Porch have each been a principal source of liquidity for us in the year ended December 31, 2006.

                    On February 6, 2006, in connection with our execution of a new security agreement, Laurus provided us a non-convertible revolving credit facility of up to $10 million (the “2006 Facility”). The term of the 2006 Facility is three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus 1%, subject to a floor of seven percent (7%). The maximum principal amount outstanding under the 2006 Revolver Note cannot exceed 90% of the combined eligible accounts receivable of our U.S. operations. As of December 31, 2006, outstanding borrowings under the 2006 Facility amounted to $6.3 million.

                     The 2006 Facility requires a lockbox arrangement, which requires all receipts to be swept daily to reduce borrowings outstanding under the 2006 Facility. This arrangement, combined with a Subjective Acceleration Clause (“SAC”) in the 2006 Facility, cause the 2006 Facility to be classified as a current liability, per guidance in the EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

                     On March 31, 2006, we consummated a private placement pursuant to which we issued a secured convertible term note due May 31, 2009 in the principal amount of $1,500,000 (the “2006 Convertible Note”) and a secured term note due May 31, 2009 in the principal amount of $1,750,000 (the “2006 Term Note”). Funding of $3.25 million under the 2006 Term Note and the 2006 Convertible Note was completed on April 13, 2006 and was used to fund part of the cash portion of the purchase price of our acquisition of Incentra MW. The 2006 Term Note was repaid on July 31, 2006. The 2006 Convertible Note remains outstanding, is being repaid according to terms and had an outstanding balance of $1.1 million at December 31, 2006.

                    In May and June 2006, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with twelve accredited individuals and three institutional investors (collectively, the “Purchasers”), pursuant to which we issued and sold unsecured convertible term notes (the “Convertible Notes”) in the aggregate principal amount of $2,410,000. Of this amount, $1,060,000 was repaid to the twelve non-institutional purchasers in September 2006. The remaining Convertible Notes have a principal amount of $1,350,000. The Convertible Notes bear interest at an annual rate of 12% (subject to certain adjustments) and mature on June 6, 2007. Absent early redemption (at our option and without penalty), the Convertible Notes and any accrued interest are convertible, at the option of the Purchasers, into shares of our common stock at a fixed conversion price of $1.40 per share. We have the right to convert all or any portion of the then unpaid and accrued interest on the remaining Convertible Notes into shares of our common stock at the then-effective conversion price of such Convertible Notes. In connection with issuance of the Convertible Notes in May and June 2006, we also issued to the Purchasers five-year warrants (the “Warrants”) to purchase an aggregate of 570,688 shares of our common stock, at an exercise price $1.40 per share.

                    On July 31, 2006, we completed the sale of substantially all of the assets of Front Porch. Proceeds from the sale amounted to $33 million in cash with a potential earn out of an additional $5 million. We received $30.5 million in cash at closing, which is net of an escrow of $2.5 million that is expected to be released in 2007 following the settlement of any indemnification claims that may arise during the one-year period following the sale. With the proceeds (net of fees of the sale), we paid off the remaining principal balance and accrued interest on all amounts due Laurus with the exception of the 2006 Convertible Note. The repayment of these notes also included prepayment penalties amounting to approximately $0.8 million.

                    In July 2006 we reached an agreement with the former owner of Incentra of CA to settle an arbitration award. Pursuant to the settlement, we paid the former owner $505,000 on execution of the agreement and $1,875,000 on August 2, 2006, and the former owner returned to us all 1,135,580 shares of our common stock issued to him in the acquisition of Incentra of CA and cancelled the $2.5 million promissory note issued to him in February 2005.

                    On April 13, 2006, in connection with the acquisition of Incentra MW, we paid approximately $6.0 million in cash and issued a note in the amount of $1.5 million to the former shareholder of Incentra MW. On September 5, 2006, we acquired Tactix for approximately $4.0 million in cash, including fees.

                    As of December 31, 2006, we had current assets of $22.3 million. These assets were primarily derived from our operations and acquisitions in 2006. Long-term assets of $23.5 million consist of $2.3 million of intangible assets resulting from the acquisitions of Incentra of CA, Incentra NW and Incentra MW, $16.9 million of goodwill resulting from the acquisitions of Incentra of CA, Incentra NW, Incentra MW, allianceSoft and Tactix, $3.1 million of property and equipment, $0.9 million of capitalized software development costs and $0.3 million of, including assets.

                    Current liabilities of $30.2 million at December 31, 2006 consist of $14.2 million of accounts payable; $1.8 million of deferred revenue, $5.7 million of accrued expenses; and $8.5 million of the current portion of notes payable, other long-term obligations and capital leases.

                    Our working capital deficit was $7.9 million as of December 31, 2006, which included $6.3 million under a revolving credit agreement which matures on February 9, 2009.

                    We used net cash of $14.7 million in operating activities of our continuing operations during the year ended December 31, 2006. Of this total, $11.1 million resulted from cash used in continuing operations and $3.6 from increased working capital, excluding the increase in working capital arising from acquisitions. We used net cash of $10.7 million in investing activities from continuing operations during the year ended December 31, 2006, including $2.5 million to purchase or develop computer software and equipment, $5.2 million to purchase Incentra MW and $3.0 million to acquire Tactix and allianceSoft. Cash generated by discontinued operations, primarily due to the sale of Front Porch, amounted to $26.0 million. Financing activities from continuing operations used net cash of $3.5 million during the year ended December 31, 2006 to repay long-term indebtedness.

                    As part of our business strategy, we have completed four significant acquisitions and will continue to evaluate new acquisitions during the next 12 months. Although we completed the sale of Front Porch, which provided a significant amount of cash, and we are experiencing success in the deployment of our marketing strategy for the sale and delivery of our software solutions, continuation of this success is contingent upon several factors, including the availability of cash resources, the prices of our products and services relative to those of our competitors, and general economic and business conditions, among others.

                    Our management believes our cash and cash equivalents, available borrowings under the 2006 Facility and cash flow from operations and non-operating sources will provide us with sufficient capital resources to fund our operations, debt service requirements, and working capital needs for the next 12 months. There can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

                    Exclusive of any acquisitions, we expect revenue in 2007 to increase to between $110 million and $120 million, or approximately 65% to 80% higher, than revenue in 2006. In addition, we expect to generate positive cash flow for 2007. However, there can be no assurance that we will achieve the projected revenue amount or that we will generate positive cash flow for the year. Our actual financial results may differ materially from our stated plan of operations. Factors that may cause a change from our plan of operations to vary include, without limitation, decisions of our management and board of directors not to pursue our stated plan of operations based on its reassessment of the plan and general economic conditions. Additionally, there can be no assurance that our business will generate cash flows at or above current levels. Accordingly, we may choose to defer capital expenditures and extend vendor payments for additional cash flow flexibility.

                    We expect capital expenditures to be approximately $2.0 million and capitalized software development costs to be approximately $1.0 million during the 12-month period ended December 31, 2007. It is expected that our principal uses of cash will be for working capital, to finance capital expenditures and for other general corporate purposes, including financing the expansion of our business and implementation of our sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to us.

Management’s Plans

                    We are subject to various risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies in the rapidly evolving market for technology-based products and services. Such risks and uncertainties include, but are not limited to, our limited operating history, need for additional capital, a volatile business and technological environment, an evolving business model, and the management of expected growth. To address these risks, we must, among other things, gain access to capital in amounts and on terms acceptable to us, maintain and increase our customer base, implement and successfully execute our business strategy, continue to enhance our technology, provide superior customer service, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks.

                    Since inception, we have incurred substantial operating losses and have a working capital deficit of $7.9 million and a shareholders’ deficit of $12.6 million as of December 31, 2006. We have funded these deficiencies by utilizing our existing working capital, lines of credit and long-term borrowings. We anticipate that we will continue to fund our business from existing lines of credit and from increasing cash flows from our business operations. However, no assurance can be given that we will be successful in increasing cash flow from operations. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we do not achieve and maintain such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

                    Our 2007 operating plan, and the execution thereof, is focused on increasing revenue, controlling costs, and conserving cash. However, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. We believe that our cash and cash equivalents, working capital and access to current and potential lenders will provide sufficient capital resources to fund our operations, debt service requirements, and working capital needs at least through December 31, 2007.

                    We incurred a loss from continuing operations of $18.8 million for the year ended December 31, 2006, although the loss included certain non-cash expenses of approximately $7.7 million.

                    We believe that cash flows from operations will provide our primary source of operating capital, as the operations acquired over the past two years continue to generate cash. In August 2007, we expect approximately $2.5 million in cash related to the sale of Front Porch to be released from escrow and available for use in our operations. In addition, we expect to continue to have significant amounts available to us under our revolving line of credit with Laurus.

Recently Issued Accounting Pronouncements

                    In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact that adoption of SFAS No. 159 may have on our consolidated financial statements.

                    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS No. 157 may have on our consolidated financial statements.

                    In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. SAB No. 108 did not have an impact to our consolidated financial statements.

                    In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The effective date of this interpretation is for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of this interpretation on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

                    The report of our independent registered public accounting firm and our consolidated financial statements and associated notes are included in this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    None.

ITEM 8A. CONTROLS AND PROCEDURES

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

                    Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

                    On April 2, 2007, the employment agreement of Thomas P. Sweeney III, our Chairman of the Board and Chief Executive Officer, was extended effective March 22, 2007 for three years with a revised annual salary of $325,000 and a targeted annual bonus of $300,000. In addition, the new agreement continues to require us to pay the insurance premiums under Mr. Sweeney’s existing life insurance policy and includes severance provisions for the payment of one-year of base salary; a pro-rated bonus and certain benefits in the event of a change of control or the termination of Mr. Sweeney’s employment for any reason other than for cause (as defined).

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS; AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management and Board of Directors

                    The following sets forth the name, age and position of each of our directors and executive officers as of April 2, 2007:

Name	Age	Position(s)

Thomas P. Sweeney III	46	Chairman of the Board and Chief
		Executive Officer
Shawn O’Grady	44	President and Chief Operating Officer
Anthony DiPaolo	48	Chief Financial Officer
Matthew Richman	36	Senior Vice President – Corporate
		Development and Treasurer
James Wolfinger	50	Director
Carmen J. Scarpa	42	Director
Thomas G. Hudson	60	Director
David E. Weiss	63	Director
Robert S. Kocol	50	Director

                    All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers and directors.

                    Information concerning our executive officers and directors is set forth below.

                    Thomas P. Sweeney III. Mr. Sweeney has been our Chief Executive Officer since August 18, 2004, the date of our acquisition of ManagedStorage International, Inc. (also known as “Incentra of CO”), and Chairman of our Board of Directors since August 2002. Mr. Sweeney previously served on our Board of Directors for the period November 30, 2000 through February 12, 2002. From February 2001 until August 19, 2004, Mr. Sweeney was Chief Executive Officer and Chairman of the Board of MSI. Since such date, Mr. Sweeney has also served as President and a director of Incentra of CO. Mr. Sweeney is the founder of Equity Pier LLC, a business advisory and venture capital firm, and has served as its Managing Partner since May 2000.

                    Shawn O’Grady. Mr. O’Grady has been our President and Chief Operating Officer since October 2005. Prior to his employment with our company, Mr. O’Grady was employed by Siemens Business Services (“SBS”), the information technology (IT) services division of Siemens AG. From June 2004 until October 2005, Mr. O’Grady was the Senior Vice President and Business Unit General Manager, Consulting and Integration, of SBS. From October 2002 until June 2004, Mr. O’Grady served as SBS’ Senior Vice President, Business Development. From October 2000 until October 2002, Mr. O’Grady was the Senior Vice President, Regional Business Unit of SBS.

                    Anthony DiPaolo. Mr. DiPaolo has served as our Chief Financial Officer since February 2007. From 2001 until he joined our company, he served as the President, Chief Executive Officer and Chief Financial Officer of Mediacell, Inc., a provider of wireless broadband data network services. From 2000 until 2003, he served as interim Chief Financial Officer of PDS Financial Corporation, a publicly-traded company that provides financing and asset management services to the gaming industry.

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

                    James Wolfinger. Mr. Wolfinger has served on our Board of Directors since May 2004. Mr. Wolfinger is the founder of Outdoor Site Group, LLC, a wireless site location company, and has served as its Managing Partner since February 2003. From October 2002 to September 2003, Mr. Wolfinger served as a business and operational consultant for Incentra of CO. From 1996 through September 2002, Mr. Wolfinger was the President of MCI WorldCom Wireless.

                    Carmen J. Scarpa. Mr. Scarpa has served on our Board of Directors since August 2004. Mr. Scarpa joined Tudor Ventures Group LLC (“Tudor Ventures”), a private equity firm specializing in mid- and late-stage technology and growth companies, in June 1996 and has been a partner and managing director of Tudor Ventures since January 2001.

                    Thomas G. Hudson. Mr. Hudson has served on our Board of Directors since November 2005. From 1996 to June 2005, Mr. Hudson served as President, Chief Executive Officer and a director of Computer Network Technologies Corporation, a fiber switch company that was sold to McData Corporation, a storage networking solutions company, in June 2005. Since May 1999 until it was acquired by McData Corporation in 2005, he also served as its Chairman of the Board. Mr. Hudson currently serves as a director of Lawson Software, Inc., a publicly-held enterprise resource planning (ERP) software company.

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

                    Robert S. Kocol. Mr. Kocol has served on our Board of Directors since December 2006. From 1998 until 2005, he served as Corporate Vice President and Chief Financial Officer of Storage Technology Corporation, a provider of storage solutions for digitized data that was acquired in August 2005 by Sun Microsystems, Inc. He served in other capacities at Storage Technology Corporation since 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

                    Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“10% Shareholders”), to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10% Shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and 10% Shareholders were complied with, except:

(i) Thomas G. Hudson, a director, was late in filing an initial statement of ownership on Form 3 of options to purchase 25,000 shares of common stock;

(ii) Walter Hinton, our Chief Technology Officer until his resignation on January 26, 2007, was late in filing a statement of changes in beneficial ownership on Form 4 for the acquisition of 12,527 shares of common stock and the disposition of a convertible note convertible into 3,752 shares of common stock that was repaid by our Company;

(iii) Paul McKnight, our Chief Financial Officer until his resignation on February 14, 2007, was late in filing a statement of changes in beneficial ownership on Form 4 denoting the acquisition of 286 shares of common stock and the disposition of a convertible note convertible into 3,752 shares of common stock that was repaid by our Company;

(iv) Shawn O’Grady, our President and Chief Operational Officer, was late in filing a statement of changes in beneficial ownership on Form 4 for the acquisition of 5,715 shares of common stock and the disposition of a convertible note convertible into 71,429 shares of common stock that was repaid by our Company;

(v) Matthew Richman, our Senior Vice President and Treasurer, was late in filing a statement of beneficial ownership on Form 4 for the acquisition of 286 shares of common stock and the disposition of a convertible note convertible into 3,752 shares which was repaid by our Company;

(vi) Thomas P. Sweeney, III, our Chief Executive Officer, was late in filing a statement of changes in beneficial ownership on Form 4 for the acquisition and subsequent disposition of a convertible note convertible into 71,429 shares of common stock and a common stock purchase warrant good for the purchase of 23,648 shares of common stock;

(vii) David E. Weiss, a director, was late in filing an initial statement of beneficial ownership on Form 3 for the acquisition of options to purchase 25,000 shares of common stock;

(viii) James A. Wolfinger, a director, was late in filing an initial statement of beneficial ownership on Form 3 for the acquisition of 59,524 shares of common stock, options to purchase 25,000 shares of common stock and options to purchase 20,000 shares of common stock; Mr. Wolfinger was also late in filing a statement of change of beneficial ownership relating to the disposition of 321,429 shares of common stock in relation to a convertible note which was repaid by the Company.

Code of Conduct

                    At a meeting of our board of directors on August 21, 2006, we adopted a Code of Conduct effective as of that date and which applies to all employees of our company.

ITEM 10. EXECUTIVE COMPENSATION

Compensation

                    The following Summary Compensation Table sets forth the compensation of our (i) principal executive officer, (ii) our two most highly compensated executive officers other than our principal executive officer and (iii) an additional individual for whom disclosure would have been required but for the fact that he was not serving as an executive officer at December 31, 2006. We refer to these executive officers as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Thomas P. Sweeney III (2) Chief Executive Officer	2006	$300,000	$503,750	$786,170	$226,744	$1,816,664

Michael Knaisch (3) President of Front Porch Digital Division until July 2006	2006	$126,875	$638,550	$123,783	$—	$889,208

Paul McKnight (4) Chief Financial Officer	2006	$210,000	$215,550	$59,649	$225,000	$710,199

Walter Hinton (5) Chief Technology Officer	2006	$225,000	$28,800	$70,221	$246,000	$570,021

(1)

The amounts listed in the Option Awards column are the amounts of compensation costs recognized in 2006 for financial reporting purposes related to awards in the current and prior fiscal years, excluding the effect of certain forfeiture assumptions as discussed in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report. No options held by the named executives were forfeited during the year.

(2)

All other compensation includes $208,574 related to office space and other occupancy costs in a building leased from an affiliate of Mr. Sweeney in which our executive offices are located and $9,500 for a life insurance policy for whom the beneficiary is other than Incentra Solutions, Inc. In addition, we reimbursed Mr. Sweeney or paid on his behalf certain expenses amounting to $8,670 for various outings, conferences, memberships and other expenses of a personal nature.

(3)

Mr. Knaisch served as President of our Front Porch Division until July 31, 2006 when the assets of the division were sold. As part of the sale, Mr. Knaisch terminated his employment with us on that date and was appointed to an executive position with the buyer of the division.

(4)

Mr. McKnight served as our Chief Financial Officer until his resignation on February 14, 2007. Mr. McKnight continues to be employed by us in a non-executive position. Upon termination of his employment with us in any capacity, Mr. McKnight will continue to receive a salary and other benefits over the ensuing 12-month period in accordance with the terms of his employment agreement, which amount is included in “All Other Compensation.”

(5)

Mr. Hinton served as our Chief Technology Officer until his employment was terminated on January 26, 2007. He will continue to receive a salary and other benefits for the ensuing 12-month period in accordance with the terms of his employment agreement, which amount is included in “All Other Compensation.”

Employment Contracts

                    On August 18, 2004, we entered into a two-year employment agreement with Thomas P. Sweeney III, our Chairman of the Board of Directors and Chief Executive Officer. Mr. Sweeney’s employment agreement included a provision for the issuance of options to purchase up to 1,023,700 shares of our common stock at $2.80 per share, which options were granted, of which 682,467 are exercisable. On April 2, 2007, the employment agreement was extended effective March 22, 2007 for three years with a revised annual salary of $325,000 and a targeted annual bonus of $300,000. In addition, the new agreement continues to require us to pay the insurance premiums under Mr. Sweeney’s existing life insurance policy and includes severance provisions for the payment of one-year’s of base salary; a pro-rated bonus and certain benefits in the event of a change of control or the termination of Mr. Sweeney’s employment for any reason other than for cause (as defined).

                    On December 21, 2004, we entered into an at-will employment agreement with Paul McKnight, our Chief Financial Officer at that time. Mr. McKnight’s employment agreement contained the following provisions: an annual base salary of $210,000, subject to increase at the discretion of the compensation committee of our Board of Directors; an annual performance-based bonus of up to $75,000, as determined by our Chief Executive Officer; and termination of the agreement by Mr. McKnight upon 30 days prior written notice and by us, with or without cause, upon written notice to Mr. McKnight. Mr. McKnight resigned as our Chief Financial Officer on February 14, 2007 and will receive his full salary and group health plan benefits for 12 months following termination.

                    On December 21, 2004, we entered into an at-will employment agreement with Walter Hinton, our Chief Technology Officer at that time. Mr. Hinton’s employment agreement contained the following provisions: an annual base salary of $225,000, subject to increase at the discretion of the compensation committee of our Board of Directors; an annual performance-based bonus of up to $75,000, as determined by our Chief Executive Officer; and termination of the agreement by Mr. Hinton upon 30 days prior written notice and by us, with or without cause, upon written notice to Mr. Hinton. Mr. Hinton resigned as of Chief Technical Officer on January 26, 2007 and will receive his full salary and group health plan benefits for 12 months following termination.

Equity Incentive Plans

                    The following table sets forth information for each of the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock option awards as of December 31, 2006:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards

Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Thomas P. Sweeney III	(1)	113,257	37,752	$0.32	February 13, 2013
	(2)	55,000	27,500	$2.20	March 16, 2014
	(3)	682,467	341,233	$2.80	August 18, 2014

Paul McKnight	(1)	7,588	—	$0.32	February 13, 2013
	(4)	20,000	—	$2.80	January 8, 2013
	(5)	33,333	16,667	$3.20	November 17, 2014
	(6)	—	72,278	$1.30	May 4, 2016

Walter Hinton	(7)	25,232	8,410	$0.32	February 13, 2013
	(7)	46,667	23,333	$3.20	November 17, 2014
		—	46,358	$1.30	May 4, 2016

(1)	Granted April 24, 2002. Options vest over four years at the rate of 25% on each anniversary date thereafter.

(2)	Granted March 16, 2004. Options vest over three years at the rate of 33% on each anniversary date thereafter.

(3)	Granted August 18, 2004. Options vest over three years at the rate of 33% on each anniversary date thereafter.

(4)	Granted January 8, 2003 and were 100% vested on date of grant.

(5)	Granted November 17, 2004 and vest over three years at the rate of 33% on each anniversary date thereafter.

(6)	Granted May 4, 2006 and vest over three years at the rate of 33% on each anniversary date thereafter.

(7)	Mr. Hinton’s employment with our company was terminated on January 26, 2007.

                    We currently have three equity incentive plans. One plan was established by us in 2006 (the Incentra Solutions, Inc. 2006 Stock Option Plan or the “2006 Plan”), one plan that was originally established by us in 2000 (the “2000 Incentra Option Plan”) and one that was originally established by Incentra of CO (the “Incentra of CO Plan”). Each of these plans is described below. Except as set forth in an individual agreement, none of our plans contain any provisions for the acceleration of vesting of options in the event of a change of control of our company or for cancellation and reissuance of options previously granted.

2006 Plan

                    In May 2006, we adopted the 2006 Plan for the purpose of attracting, retaining and maximizing the performance of executive officers and key employees and consultants. We have reserved 1,750,000 shares of our common stock for issuance under the 2006 Plan. The 2006 Plan has a term of ten years and provides for the grant of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Coda of 1986, as amended, and non-statutory stock options. The 2006 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price for non-statutory stock options may be equal to or more or less than 100 percent of the fair market value of shares of common stock on the date of grant. The exercise price for incentive stock options may not be less than 100 percent of the fair market value of shares of common stock on the date of grant (110 percent of fair market value in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our issued and outstanding shares of common stock).

                    Options granted under the 2006 Plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our common stock) and generally vest over a three-year period. Options generally terminate three months after the optionee’s termination of employment by us for any reason other than death, disability or retirement, and are not transferable by the optionee other than by will or the laws of descent and distribution.

2000 Incentra Option Plan

                    In May 2000, we adopted the 2000 Incentra Option Plan. We have reserved 2,265,000 shares for issuance under the Incentra Option Plan. The 2000 Incentra Option Plan has a term of ten years. The 2000 Incentra Option Plan provides for the grant of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights and restricted stock awards. The Incentra Option Plan is administered by the Compensation Committee of the Board of Directors. The exercise price for non-statutory stock options may be equal to or more or less than 100 percent of the fair market value of shares of common stock on the date of grant. The exercise price for incentive stock options may not be less than 100 percent of the fair market value of shares of common stock on the date of grant (110 percent of fair market value in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our issued and outstanding shares of common stock).

                    Options granted under the 2000 Incentra Option Plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our common stock) and generally vest over a three-year period. Options generally terminate three months after the optionee’s termination of employment by us for any reason other than death, disability or retirement, and are not transferable by the optionee other than by will or the laws of descent and distribution.

                    The 2000 Incentra Option Plan also provides for grants of stock appreciation rights (“SARs”), which entitle a participant to receive a cash payment, equal to the difference between the fair market value of a share of common stock on the exercise date and the exercise price of SAR. The Board of Directors at its discretion will determine the exercise price of any SAR granted under the 2000 Incentra Option Plan at the time of the grant. SARs granted under the 2000 Incentra Option Plan may not be exercisable for more than a ten-year period. SARs generally terminate one month after the grantee’s termination of employment by us for any reason other than death, disability or retirement. Although the Board of Directors has the authority to grant SARs, it has not granted any SARs and does not have any present plans to do so.

                    Restricted stock awards, which are grants of shares of common stock that are subject to a restricted period during which such shares may not be sold, assigned, transferred, made subject to a gift, or otherwise disposed of, or mortgaged, pledged or otherwise encumbered, may also be made under the 2000 Incentra Option Plan. At this time, the Board of Directors has not granted, and does not have any present plans to grant, restricted shares of common stock.

Incentra of CO– 2000 Stock Option and Grant Plan

                    Prior to our acquisition of ManagedStorage International, Inc. (also known as “Incentra of CO”), which was accounted for as a reverse merger, Incentra of CO adopted and administered its 2000 Stock Option and Grant Plan (the “Incentra of CO Plan”) for its employees, directors, consultants and other key persons. As a result of such acquisition, no additional grants will be made under the Incentra of CO Plan. However, outstanding stock options previously issued pursuant to the Incentra of

CO Plan may be exercised for unregistered shares of our common stock. As provided in the Incentra of CO acquisition agreements, upon the exercise of any outstanding options issued under the Incentra of CO Plan, we will issue 0.3089 shares of our unregistered shares of common stock for each share of Incentra of CO common stock that would have been issuable upon the exercise of such options. Currently, there are outstanding under the Incentra of CO Plan options to purchase 215,893 shares of our common stock.

Non-qualified Deferred Compensation

                    We do not maintain any non-qualified defined contribution plans or other deferred compensation plans. The Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Compensation of Directors

                    Non-employee directors receive $2,500 per month for their services (with the exception of Mr. Carmen J. Scarpa who receives no remuneration), and all directors receive reimbursement for their reasonable out-of-pocket expenses incurred in attending meetings of the Board. The following table sets forth compensation information for each non-employee member of the Board.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Patrick Whittingham (1)	$30,000	$16,898	$794	$47,692
James Wolfinger (2)	$30,000	$19,322	$1,303	$50,625
Carmen J. Scarpa	$—	$—	$—	$—
Thomas G. Hudson (3)	$30,000	$6,998	$—	$36,998
David E. Weiss (4)	$30,000	$9,421	$372	$39,793
Robert S. Kocol (5)	$—	$272	$—	$272

(1)

Mr. Whittingham resigned from our board of directors effective December 1, 2006. At that date, options to purchase 45,000 shares of our common stock (of which 16,667 were vested) were outstanding. The vested options to purchase the shares will expire on November 30, 2007.

(2)

As of December 31, 2006, Mr. Wolfinger has options granted on August 5, 2004 to purchase 25,000 shares of our common stock at $2.20 per share, of which 16,667 were vested. The options will expire on August 5, 2014. On May 4, 2006, Mr. Wolfinger was granted options to purchase 20,000 shares of our common stock at $1.30 per share. The options will vest over three years at the rate of 33% on each anniversary date thereafter and will expire on May 4, 2016.

(3)

As of December 31, 2006, Mr. Hudson has options granted on December 14, 2005 to purchase 25,000 shares of our common stock at $1.21 per share, of which 8,333 were vested. The options will vest over three years at the rate of 33% on each anniversary date thereafter and will expire on December 14, 2015.

(4)

As of December 31, 2006, Mr. Weiss has options granted on December 14, 2005 to purchase 25,000 shares of our common stock at $1.21 per share, of which 8,333 were vested. The option will expire on December 14, 2015. On May 4, 2006, Mr. Weiss was granted options to purchase 10,000 shares of our common stock at $1.30 per share. The options will vest over three years at the rate of 33% on each anniversary date thereafter and will expire on May 4, 2016.

(5)

As of December 31, 2006, Mr. Kocol has options granted on December 18, 2006 to purchase 25,000 shares of our common stock at $1.10 per share. The options will vest over three years at the rate of 33% on each anniversary date thereafter and will expire on December 18, 2016.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 23, 2007 regarding beneficial stock ownership of (i) all persons known to us to be beneficial owners of more than five percent (5%) of our outstanding common stock and Series A preferred stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated:

	Name	Title of Class	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (2) (3)

	5% BENEFICIAL OWNERS

	Great Hill Equity Partners LP	Common Stock	3,732,612	24.9%	(4)
	One Liberty Square	Series A Preferred Stock	843,170	34.2%
	Boston, MA 02109

	Tudor Investment Corporation	Common Stock	2,684,547	17.5%	(5)
	1275 King Street	Series A Preferred Stock	1,004,405	40.7%
	Greenwich, CT 06831

	J.P. Morgan Direct Venture	Common Stock	2,330,797	16.0%	(6)
	Capital Institutional	Series A Preferred Stock	602,775	24.4%
	Investors, LLC
	522 Fifth Avenue
	New York, NY 10036

	Joseph Graziano	Common Stock	1,063,878	8.0%	(7)
	2050-80 Finley Road
	Lombard, IL 60148

	RAB Special Situations (Master) Fund Limited	Common Stock	1,020,422	7.2%	(8)
	P.O. Box 908 GT
	Walker House Mary Street
	George Town, Cayman Islands

	DIRECTORS AND NAMED
	EXECUTIVE OFFICERS

	Thomas P. Sweeney III	Common Stock	1,242,828	8.7%	(9)
	1140 Pearl Street	Series A Preferred Stock	16,558	*
	Boulder, CO 80302

	James Wolfinger	Common Stock	189,417	1.4%	(10)
	Walter Hinton	Common Stock	93,684	*	(11)
	Paul McKnight	Common Stock	86,715	*	(12)
	Thomas G. Hudson	Common Stock	8,333	*	(13)
	David E. Weiss	Common Stock	8,333	*	(14)
	Carmen J. Scarpa	—	—	—	(5)
	Robert S. Kocol	—	—	—

	All directors and executive	Common Stock	1,898,648	12.8%
	officers as a group (11 persons)	Series A Preferred Stock	16,558	*

*	Constitutes less than 1%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of March 23, 2007.

(2)

All percentages for common stock are calculated based upon a total of 13,320,576 shares outstanding as of March 23, 2007, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days after March 23, 2007.

(3)	All percentages for Series A preferred stock are calculated based upon a total of 2,466,971 shares outstanding as of March 23, 2007.

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

(5)

Represents 2,416,151 shares of common stock owned of record by Tudor Ventures II LP (“Tudor”) (assuming conversion of 903,994 shares of Series A preferred stock into 1,807,988 shares of common stock), 266,583 shares of common stock owned of record by The Raptor Global Portfolio Ltd. (“Raptor”) (assuming conversion of 99,741 shares of Series A preferred stock into 199,482 shares of common stock), and 1,813 shares of common stock held by The Altar Rock Fund LP (“Altar”) (assuming conversion of 670 shares of Series A preferred stock into 1,340 shares of common stock). The foregoing numbers represent shares for which Tudor, Raptor and Altar each has shared dispositive and voting power. Such shares may be deemed to be beneficially owned by Tudor Investment Corporation (“TIC”), the sole general partner of Altar and an investment advisor for Tudor and Raptor, and Paul Tudor Jones, II, the controlling shareholder of TIC. Tudor Ventures Group LP (“TV GP”), the general partner of Tudor, and Tudor Ventures Group LLC, the general partner of TV GP, may also be deemed to be beneficial owners of the shares held by Tudor. Share information is furnished in reliance on the Schedule 13D dated August 18, 2004 filed by the persons named herein with the Securities and Exchange Commission. The persons named herein have each specifically disclaimed that they are a member of a group for purposes of Section 13(d) or 13(g) of the Exchange Act. In his capacity as a director, Mr. Scarpa represents Tudor’s interest in our Company. However, Mr. Scarpa specifically disclaims beneficial ownership of the shares of common stock beneficially owned by such entity.

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

(7)	Share information is furnished in reliance on the Form 3 dated April 24, 2006 and on Form 4 dated September 19, 2006 filed by the person named herein with the Securities and Exchange Commission.

(8)

Share information is furnished in reliance on Schedule 13G/A filed on February 14, 2007. Represents 212,000 shares of common stock owned of record, 607,142 shares of common stock issuable upon conversion of a convertible note and interest thereon, and 201,280 shares of common stock issuable upon exercise of a warrant.

(9)

Represents 122,443 shares of common stock owned of record by Equity Pier LLC, of which Mr. Sweeney is the founder and managing member, 147,552 shares of common stock owned of record by Mr. Sweeney, 23,680 shares issuable upon exercise of a warrant held by Mr. Sweeney, 915,976 shares issuable upon the exercise of presently exercisable options held by Mr. Sweeney and assumes conversion of 16,588 shares of Series A preferred stock owned of record by Mr. Sweeney into 33,177 shares of common stock.

(10)

Represents 59,524 shares of common stock owned of record by Mr. Wolfinger, 106,560 shares of common stock issuable upon exercise of a warrant held by Mr. Wolfinger and 23,333 shares of common stock issuable upon the exercise of presently exercisable options held by Mr. Wolfinger.

(11)

Represents 12,191 shares of common stock owned of record by Mr. Hinton, 1,184 shares of common stock issuable upon exercise of a warrant held by Mr. Hinton and 80,309 shares issuable upon the exercise of presently exercisable options held by Mr. Hinton. Mr. Hinton terminated his employment with us on January 26, 2007. All of the options are exercisable through April 26, 2007.

(12)

Represents 520 shares of common stock owned of record by Mr. McKnight, 1,184 shares of common stock issuable upon exercise of a warrant held by Mr. McKnight and 85,011 shares issuable upon the exercise of presently exercisable options held by Mr. McKnight. Mr. McKnight resigned as our Chief Financial Officer on February 14, 2007 and continues to be employed by us in a non-executive capacity.

(13)	Represents 8,333 shares issuable upon the exercise of presently exercisable options held by Mr. Hudson.

(14)	Represents 8,333 shares of common stock issuable upon the exercise of presently exercisable options held by Mr. Weiss.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    Thomas P. Sweeney III, our Chairman and Chief Executive Officer, is the founder and Managing Partner of Equity Pier LLC (“Equity Pier”), a beneficial owner of 8.7% of our outstanding common stock. Since 2004, we have leased office space from Equity Pier. Total costs incurred under the leasing arrangement and associated expenses (utilities, supplies and insurances) amounted to approximately $208,574 and $190,178 for the years ending December 31, 2006 and 2005, respectively. In 2007, we expect to incur leasing costs to Equity Pier of approximately $215,000.

Independence of the Board of Directors

                    The board of directors has adopted Nasdaq’s standards for determining the independence of its members and believes that it interprets these requirements conservatively. In applying these standards, the board of directors considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is immaterial. The board of directors has determined that a majority of its members, namely Messrs. Kocol, Hudson, Weiss, and Wolfinger, are independent directors within the meaning of such Nasdaq independence standards in terms of independence from management, such members constituting four (4) of the six (6) members of the board of directors. In making these independence determinations, the board of directors did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors.

                    Messrs. Wolfinger and Kocol comprise the audit committee of the board of directors, and Messrs. Wolfinger and Scarpa comprise the compensation committee of the board of directors. Mr. Weiss is chairman of the corporate governance and nominating committee. All members of the board of directors are committee members for policy and procedure issues. All non-management directors are invited to attend all executive meetings of the board of directors. Messrs. Sweeney and Scarpa (due to his relationship with Tudor Investment Corporation, a beneficial owner of more than 5% of our common stock) are the two non-independent members of the board of directors. Mr. Kocol replaced Mr. Patrick Whittingham as a member of our board of directors in 2006 and as a member of the audit committee.

ITEM 13. EXHIBITS

                    The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

                    The firm of GHP Horwath, P.C. has served as our independent registered public accounting firm since November 9, 2004.

                    The aggregate fees billed and expected to be billed by GHP Horwath, P.C. for the audit of our 2006 financial statements (including out-of-pocket fees incurred in connection with these services) included in our annual report on Form 10-KSB, the reviews of our financial statements included in our quarterly reports on Form 10-QSB for our fiscal year ended December 31, 2006 and for procedures performed in connection with providing consents for various registration statements are approximately $297,000. For the year ended December 31, 2005, the aggregate audit fees billed by GHP Horwath, P.C. for these services were $212,000.

Audit-Related Fees

                    The aggregate fees billed by GHP Horwath, P.C. in fiscal 2006 and fiscal 2005 (including out-of-pocket fees incurred in connection with these services) for audit-related services were $14,000 and zero, respectively. In 2006, GHP Horwath, P.C. performed due diligence services which comprised these fees.

Tax Fees

                    There were no tax fees billed by GHP Horwath, P.C. in fiscal 2006 or 2005.

All Other Fees

                    There were no other fees billed by GHP Horwath, P.C. in fiscal 2006 or 2005.

Board of Directors Pre-Approval

                    Our Board of Directors reviews and approves audit and non-audit services performed by our independent registered public accounting firm as well as the fees charged by the independent registered public accounting firm for such services. All of the services provided and fees charged by our independent registered public accounting firm were pre-approved by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2007	Incentra Solutions, Inc.
By: /s/ Thomas P. Sweeney III

Thomas P. Sweeney III
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date	Title

/s/ Thomas P. Sweeney III	Chief Executive Officer and Director
(principal executive officer)
Thomas P. Sweeney III
April 2, 2007

/s/ Anthony DiPaolo	Chief Financial Officer
(principal financial and accounting officer)
Anthony DiPaolo
April 2, 2007

/s/ James Wolfinger	Director

James Wolfinger
April 2, 2007

/s/ Carmen J. Scarpa	Director

Carmen J. Scarpa
April 2, 2007

/s/ Thomas G. Hudson	Director

Thomas G. Hudson
April 2, 2007

/s/ David E. Weiss	Director

David E. Weiss
April 2, 2007

/s/ Robert S. Kocol	Director

Robert S. Kocol
April 2, 2007

EXHIBIT INDEX

Exhibit Number	Description

2.1

Stock Purchase Agreement, dated as of March 30, 2005, by and among our company, Incentra Merger Corp., Barry R. Andersen and Gary L. Henderson (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on April 1, 2005).

2.2

Stock Purchase Agreement, dated as of April 13, 2006, by and between our company and Network System Technologies, Inc. (incorporated by reference to Exhibit 2.1 filed with our Current Report on Form 8-K filed on April 17, 2006).

2.3

Purchase Agreement, dated as of July 31, 2006, by and between our company, Managed Storage International, Inc., FPD Acquisition Corporation and 1706045 Ontario Limited (incorporated by reference to Exhibit 2.1 filed with our Current Report on Form 8-K filed on August 3, 2006).

2.4

Stock Purchase Agreement, dated as of September 1, 2006, by and between our company and the shareholders of Tactix, Inc. (incorporated by reference to Exhibit 2.1 filed with our Current Report on Form 8-K filed on September 11, 2006).

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

3.4

Certificate of Amendment to Articles of Incorporation dated as April 12, 2000 (incorporated by reference to the exhibit of the same number filed with our Annual Report on Form 10-KSB for the period ended December 31, 2000, filed on April 2, 2001).

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

3.9	By-Laws of the Company dated as of May 8, 1995 (incorporated by reference to the Exhibit of the same number filed with our Registration Statement on Form SB-2, filed on November 13, 1996).

3.10	Certificate of Amendment to Articles of Incorporation dated as June 9, 2005 (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, filed June 9, 2005).

Exhibit Number	Description

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

10.6

Lock Up and Voting Agreement dated as of August 18, 2004 by and among our company, Thomas P. Sweeney III, Equity Pier, LLC and the other signatory parties thereto (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.7

Lock Up and Voting Agreement dated as of August 18, 2004 by and among our company and the other signatory parties thereto (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on August 20, 2004).

10.8

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

10.13

Employment Agreement dated as of December 21, 2004 by and between our company and Walter Hinton (incorporated by reference to Exhibit 10.11 filed with our Current Report on Form 8-K filed on December 22, 2004).

Exhibit Number	Description

10.14

Common Stock Purchase Warrant, dated October 25, 2004, issued by our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K filed on October 29, 2004).

10.15

Office Lease, dated as of March 15, 2002, by and between W9/MTN Real Estate Limited Partnership and ManagedStorage International, Inc. (incorporated by reference to Exhibit 10.29 filed with our Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.16

First Amendment to Office Lease, dated as of June 30, 2002, by and between W9/MTN Real Estate Limited Partnership and ManagedStorage International, Inc. (incorporated by reference to Exhibit 10.30 filed with our Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.17

2000 Stock Option and Grant Plan of ManagedStorage International, Inc., as amended (incorporated by reference to Exhibit 10.31 filed with our Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.18

Employment Agreement, dated as of February 18, 2005, by and between STAR Solutions of Delaware, Inc. and Elaine Bellock (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.19

Consulting Agreement, dated as of February 18, 2005, by and between our company and FGBB, Inc. (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.20

Common Stock Purchase Warrant, dated as of February 17, 2005, issued by our company to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.11 filed with our Current Report on Form 8-K filed on February 23, 2005).

10.21

Employment Agreement, dated as of March 30, 2005, by and between PWI Technologies, Inc. and Barry R. Andersen (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on April 4, 2005).

10.22

Registration Rights Agreement, dated as of March 30, 2005 by and between Incentra Solutions, Inc. and MRA Systems, Inc. (d/b/a GE Access) (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on April 4, 2005).

10.23

Common Stock Purchase Warrant, dated as of June 30, 2005, by Incentra Solutions, Inc. in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K filed on June 30, 2005).

10.24

Employment Agreement, effective October 17, 2005, between Incentra Solutions, Inc. and Shawn O’Grady (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on October 17, 2005.)

10.25

Registration Rights Agreement, dated as of February 6, 2006 by and between our company and Laurus Master Fund, Ltd. (as incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K on February 6, 2006).

10.26

Common Stock Purchase Option, dated as of February 6, 2006, executed by our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K filed on February 6, 2006).

10.27

Secured Convertible Term Note, dated as of March 31, 2006, by Incentra Solutions, Inc. in favor of Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.57 filed with our Annual Report on Form 10-KSB for the period ended December 31, 2005, filed on April 4, 2006).

Exhibit Number	Description

10.28

Common Stock Purchase Warrant, dated as of March 31, 2006, issued by our company to Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.59 filed with our Annual Report on Form 10-KSB for the period ended December 31, 2005, filed on April 4, 2006).

10.29

Registration Rights Agreement, dated as of March 31, 2006, by and between our company and Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.60 filed with our Annual Report on Form 10-KSB for the period ended December 31, 2005, filed on April 4, 2006).

10.30

Joinder Agreement, dated as of March 31, 2006, executed by PWI Technologies, Inc., Incentra Solutions of California, Inc. and Incentra Solutions International, Inc. and delivered to Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.61 filed with our Annual Report on Form 10-KSB for the period ended December 31, 2005, filed on April 4, 2006).

10.31	Promissory Note, dated April 13, 2006, by our company in favor of Joseph J. Graziano (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on April 17, 2006).

10.32

Registration Rights Agreement, dated as of April 13, 2006, by and between our company and Joseph J. Graziano (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on April 17, 2006).

10.33

Registration Rights Agreement, dated as of April 13, 2006, by and between our company and Transitional Management Consultants, Inc. (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on April 17, 2006).

10.34

Consulting and Subcontractor Agreement, dated as of April 13, 2006, by and between our company, Network System Technologies, Inc. and Transitional Management Consultants, Inc. (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on April 17, 2006).

10.35

Lock-Up Agreement, dated as of April 13, 2006, by and between our company and Joseph J. Graziano (incorporated by reference to Exhibit 10.5 filed with our Current Report on Form 8-K filed on April 17, 2006).

10.36

Joinder Agreement, dated as of April 13, 2006, by Network System Technologies, Inc. in favor of Laurus Master Fund Ltd. (incorporated by reference to Exhibit 10.6 filed with our Current Report on Form 8-K filed on April 17, 2006).

10.37	2006 Stock Option Plan of Incentra Solutions, Inc, (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-QSB for the period ended March 31, 2006).

10.38

Note Purchase Agreement, dated as of May 19, 2006, by and among our company and the purchasers executing a joinder agreement thereto (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on May 23, 2006).

10.39	Form of Convertible Term Note, dated as of May 19, 2006, executed by our company (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on May 23, 2006).

10.40

Form of Common Stock Purchase Warrant to purchase shares of common stock, dated as of May 19, 2006 (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on May 23, 2006).

10.41

Registration Rights Agreement, dated as of May 19, 2006, between our company and the purchasers executing a joinder agreement thereto (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K filed on May 23, 2006).

10.42	Form of Convertible Term Note (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on June 30, 2006).

Exhibit Number	Description

10.43	Form of Common Stock Purchase Warrant to purchase shares of common stock (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on June 30, 2006).

10.44

Registration Rights Agreement, dated as of June 26, 2006, between our company, RAB American Opportunities Fund Limited, RAB Investment Funds plc and Blue Line Partners LLP (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K filed on June 30, 2006).

10.45	Letter Agreement, dated July 27, 2006, between our company and Alfred Curmi (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on August 3, 2006).

10.46	Amendment to Letter Agreement, dated July 27, 2006, between our company and Alfred Curmi (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on August 3, 2006).

10.47

Employment Agreement, effective February 14, 2007, between Incentra Solutions, Inc. and Anthony DiPaolo (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on February 20, 2007).

10.48	Employment Agreement Extension for Thomas P. Sweeney III.

23.1	Consent of GHP Horwath, P.C., independent registered public accounting firm.

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Incentra Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Incentra Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, convertible redeemable preferred stock, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Incentra Solutions, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 4 to the consolidated financial statements, on July 31, 2006, the Company sold substantially all of the assets of Front Porch Digital, Inc., a wholly-owned subsidiary of the Company.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

/s/ GHP Horwath, P.C.
Denver, Colorado

April 2, 2007

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$976,673
Accounts receivable, net of allowance for doubtful accounts of $702,700	16,132,341
Other current assets	5,184,722

Total current assets	22,293,736

Property and equipment, net	3,064,164
Capitalized software development costs, net	914,786
Intangible assets, net	2,301,267
Goodwill	16,936,715
Other assets	307,660

TOTAL ASSETS	$45,818,328

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable, capital leases and other long-term obligations	$8,498,168
Accounts payable	14,190,079
Accrued expenses and other	5,760,859
Current portion of deferred revenue	1,775,385

Total current liabilities	30,224,491

Notes payable, capital leases and other long-term obligations, net of current portion	819,083
Deferred revenue, net of current portion	161,999

TOTAL LIABILITIES	31,205,573

Commitments and contingencies

Series A convertible redeemable preferred stock, $.001 par value, $31,500,000 liquidation preference, 2,500,000 shares authorized, 2,466,971 shares issued and outstanding	27,235,899

Shareholders’ deficit:
Preferred stock, nonvoting, $.001 par value, 2,500,000 shares authorized, none issued	—
Common stock, $.001 par value, 200,000,000 shares authorized, 13,320,576 shares issued and outstanding	13,321
Additional paid-in capital	122,841,018
Accumulated deficit	(135,477,483)

TOTAL SHAREHOLDERS’ DEFICIT	(12,623,144)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$45,818,328

See accompanying Notes to Consolidated Financial Statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2006	2005

REVENUES:
Products	$53,084,909	$27,440,335
Services	13,547,245	10,494,293

TOTAL REVENUE	66,632,154	37,934,628

Cost of revenue:
Products	42,796,950	22,802,707
Services	9,577,487	6,980,887

Total cost of revenue	52,374,437	29,783,594

GROSS MARGIN	14,257,717	8,151,034

Selling, general and administrative	26,550,751	14,334,844
Depreciation and amortization	767,342	1,250,154
Impairment of goodwill	—	4,151,450

	27,318,093	19,736,448

OPERATING LOSS FROM CONTINUING OPERATIONS	(13,060,376)	(11,585,414)

Other income (expense)
Interest income	45,401	3,598
Interest expense	(2,930,378)	(2,424,218)
Loss on early extinguishment of debt	(2,956,606)	—
Other income	42,426	416,978
Foreign currency transaction gain (loss)	21,897	(59,755)

	(5,777,260)	(2,063,397)

LOSS FROM CONTINUING OPERATIONS	(18,837,636)	(13,648,811)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES—Note 4	628,472	(576,746)

GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF INCOME TAXES—Note 4	15,376,014	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	16,004,486	(576,746)

NET LOSS	(2,833,150)	(14,225,557)

Accretion of convertible redeemable preferred stock to redemption amount	(2,617,566)	(2,617,566)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(5,450,716)	$(16,843,123)

Weighted average number of common shares outstanding - basic and diluted	13,643,447	12,541,642

Basic and diluted net loss per share applicable to common shareholders:
Loss from continuing operations	$(1.57)	$(1.29)
Income (loss) from discontinued operations	1.17	(0.05)

Net loss per share—basic and diluted	$(0.40)	$(1.34)

See accompanying Notes to Consolidated Financial Statements

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK
Years ended December 31, 2006 and 2005

	Shares	Amount

Balance at January 1, 2005	2,466,971	$22,000,767

Accretion of Series A convertible redeemable preferred stock to redemption amount	—	2,617,566

Balance at December 31, 2005	2,466,971	24,618,333

Accretion of Series A convertible redeemable preferred stock to redemption amount	—	2,617,566

Balance at December 31, 2006	2,466,971	$27,235,899

See accompanying Notes to Consolidated Financial Statements

INCENTRA SOLUTIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2006 and 2005

			Additional paid-in capital	Accumulated other comprehensive income (loss)
					Accumulated deficit
	Common stock					Total

	Shares	Amount

Balances at January 1, 2005	10,505,998	$10,506	$113,365,645	$19,184	$(118,418,776)	$(5,023,441)

Common stock issued in the acquisition of Incentra of CA (formerly Star Solutions of Delaware, Inc.) (Note 3(E))	1,261,756	1,262	3,135,102	—	—	3,136,364
Common stock issued in acquisition of
PWI Technologies, Inc. (also known as Incentra NW) (Note 3(F))	841,934	842	1,683,026	—	—	1,683,868
Accretion of convertible redeemable preferred stock to redemption amount	—	—	(2,617,566)	—	—	(2,617,566)
Exercise of stock options	453	—	134	—	—	134
Amortization of stock-based compensation expense	—	—	520,641	—	—	520,641
Reclassification of derivative warrant to equity	—	—	1,910,254	—	—	1,910,254
Warrant issued to Laurus related to line of credit	—	—	538,240	—	—	538,240
Conversion of notes payable and accrued interest in exchange for common stock	716,669	717	994,114	—	—	994,831
Acquisition costs	—	—	(12,422)	—	—	(12,422)
Components of comprehensive loss:
Net loss	—	—	—	—	(14,225,557)	(14,225,557)
Change in foreign currency translation adjustments	—	—	—	(122,419)		(122,419)

Total comprehensive loss	—	—	—	—	—	(14,347,976)

Balances at December 31, 2005	13,326,810	13,327	119,517,168	(103,235)	(132,644,333)	(13,217,073)

Common stock issued in acquisition of Network Systems Technologies, Inc. (also known as Incentra MW) (Note 3(A))	1,034,483	1,034	1,303,449	—	—	1,304,483
Amortization of stock-based compensation expense (Note 2)	—	—	2,052,780	—	—	2,052,780
Accretion of convertible redeemable preferred stock to redemption amount	—	—	(2,617,566)	—	—	(2,617,566)
Warrants and option issued to Laurus (Note 9(A))	—	—	1,707,052	—	—	1,707,052
Warrants issued in acquisition of allianceSoft (Note 3(C))	—	—	96,421	—	—	96,421
Common stock issued to investment advisor	60,000	60	80,340	—	—	80,400
Common stock issued in lieu of cash related to prepayment penalties on convertible notes	34,863	35	48,765	—	—	48,800
Return and retirement of common stock previously issued in acquisition of Incentra of CA (Note 9(D))	(1,135,580)	(1,135)	1,135	—	—	—
Warrants issued related to convertible notes (Note 9 (C))	—	—	651,474	—	—	651,474
Components of comprehensive loss:
Net loss	—	—	—	—	(2,833,150)	(2,833,150)
Foreign currency translation reclassification adjustment for sale of assets				103,235		103,235

Total comprehensive loss	—	—	—	—	—	(2,729,915)

Balances at December 31, 2006	13,320,576	$13,321	$122,841,018	$—	$(135,477,483)	$(12,623,144)

See accompanying Notes to Consolidated Financial Statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(2,833,150)	$(14,225,557)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
(Income) loss from discontinued operations, net of income taxes	(16,004,486)	576,746
Depreciation	1,532,665	1,417,235
Amortization of intangible assets and software development costs	955,477	1,561,389
Amortization of non-cash loan discount	—	12,735
Stock-based compensation expense	1,587,653	349,711
Non-cash interest expense	1,519,700	1,610,030
Non-cash loss on early extinguishment of debt	1,622,344	—
Bad debt expense	467,147	58,333
Loss on disposal of assets	—	45,774
Impairment of goodwill	—	4,151,450
Gain on revaluation of derivative warrant liability	—	(390,280)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,547,390)	3,638,615
Other current assets	(1,288,971)	(154,675)
Other assets	(83,026)	55,046
Accounts payable	641,040	(1,596,084)
Accrued liabilities	370,364	267,459
Deferred revenue	1,320,284	98,090

Net cash used in continuing operations	(14,740,349)	(2,523,983)
Net cash provided by discontinued operations	2,990,558	1,051,120

Net cash used in operating activities	(11,749,791)	(1,472,863)

Cash flows from investing activities:
Purchases of property and equipment	(1,904,591)	(778,118)
Capitalized software development costs	(588,629)	(611,546)
Proceeds from sale of property and equipment	—	2,808
Cash acquired in Incentra of CA acquisition (Note 3(E))	—	1,597,498
Cash acquired in Incentra NW acquisition	—	74,297
Earnout payment related to Incentra NW acquisition (Note 3(F))	—	(100,000)
Cash paid in acquisition of Incentra MW (Note 3(A))	(5,256,173)	—
Cash paid in acquisition of Tactix (Note 3(B))	(3,001,103)	—
Cash paid to acquire assets of allianceSoft (Note 3(C))	(49,848)	—
Maturities of short-term investments	—	(2,058)
Other	61,892	(908)

Net cash (used in) provided by continuing operations	(10,738,452)	181,973
Net cash provided by (used in) by discontinued operations, including proceeds from sale, net of expenses, of $26,954,659 (Note 4)	26,037,941	(1,277,854)

Net cash provided by (used in) investing activities	15,299,489	(1,095,881)

Cash flows from financing activities:
Proceeds on line of credit, net	290,492	1,331,851
Proceeds from acquisition term notes	3,250,000	—
Proceeds from convertible notes	2,410,000	—
(Payments) proceeds on lease line of credit, net	(144,975)	195,036
Payments on capital leases, notes payable and other long-term liabilities	(9,278,893)	(849,856)
Other	—	136

Net cash (used in) provided by continuing operations	(3,473,376)	677,167
Net cash (used in) provided by discontinued operations	—	—

Net cash (used in) provided by financing activities	(3,473,376)	677,167

Effect of exchange rate changes on cash and cash equivalents (related to discontinued operations)	103,235	(68,239)

Net increase (decrease) in cash and cash equivalents	179,557	(1,959,816)

Cash and cash equivalents at beginning of period:
Continuing operations	797,116	2,461,959
Discontinued operations	311,526	606,499

Total	1,108,642	3,068,458

Cash and cash equivalents at end of period:
Continuing operations	976,673	797,116
Discontinued operations	—	311,526

Total	$976,673	$1,108,642

(continued)

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended December 31,

	2006	2005

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,410,678	$801,454

Supplemental disclosures of non-cash investing and financing activities:
Net liabilities acquired in Incentra of CA acquisition, excluding cash (Note 3(E))		620,176
Net assets acquired in Incentra NW acquisition, excluding cash (Note 3(F))		269,306
Net liabilities acquired in Incentra MW acquisition, excluding cash (Note 3(A))	992,653
Net liabilities acquired in Tactix acquisition, excluding cash (Note 3(B))	1,046,964
Net assets acquired in allianceSoft acquisition, excluding cash (Note 3(C))	44,000
Purchases of property and equipment in accounts payable	462,681	93,766
Conversion of notes payable, accrued interest and prepayment penalties in exchange for common stock	48,800	994,831
Reclassification of derivative liability to equity		1,910,254

See accompanying Notes to Consolidated Financial Statements.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1. Organization

                    Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as “we”, “us” or “our”) was organized and incorporated in the state of Nevada. Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol “ICNS”. Since 2004, we have completed five acquisitions: On February 18, 2005, we acquired Incentra of CA, formerly known as STAR Solutions of Delaware, Inc., a privately-held Delaware corporation (“Incentra of CA”); on March 30, 2005, we acquired PWI Technologies, Inc. (also known as “Incentra NW”), a privately-held Washington corporation; on April 13, 2006, we acquired Network Systems Technologies, Inc., a privately-held Illinois corporation (also known as “Incentra MW”); on August 25, 2006, we acquired the assets of allianceSoft, Inc., a privately-held Michigan corporation (“allianceSoft”); and on September 5, 2006, we acquired Tactix, Inc., a privately-held Oregon corporation (“Tactix”).

                    On July 31, 2006, we completed the sale of substantially all of the assets of Front Porch Digital, Inc. (“Front Porch”). The sale included all of the outstanding capital stock of our wholly-owned subsidiary in France, Front Porch Digital International, S.A.S. Front Porch provided archive solutions to broadcasters and media companies. Refer to Note 4.

                    We market our complete storage solutions to service providers and enterprise clients under the trade name Incentra Solutions. All of our subsidiaries offer comprehensive storage services, including professional services, hardware/software procurement and resale, financing solutions, maintenance support services (first call) for third-party hardware and software maintenance, managed storage solutions, software and remote monitoring and management services. We focus on providing data protection solutions and services that ensure that our customers’ data is backed-up and recoverable and that meet internal data retention compliance policies. Our remote monitoring and management services are delivered from our Storage Network Operations Center, which monitors and manages a multitude of diverse storage infrastructures on a 24x7 basis throughout the United States, United Kingdom, Bermuda and Japan. Solutions are sold primarily to enterprise customers in the financial services, government, hospitality, retail, security, healthcare and manufacturing sectors. Our customers are primarily located in North America, Europe, Asia and the Pacific Rim.

                    We deliver these services utilizing our proprietary GridWorks Operations Support System, which enables automated remote monitoring and management of complete storage infrastructures and back-up applications. We provide outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized.

Basis of Presentation

                    The consolidated financial statements include Incentra Solutions, Inc. and its wholly-owned subsidiaries, ManagedStorage International, Inc. (also known as “Incentra of CO”), which is based in Broomfield, Colorado, and Incentra of CO’s wholly-owned subsidiaries, ManagedStorage UK, Inc. which is based in London, England and Seabrook Technologies, Inc., which is based in Broomfield, Colorado; Incentra of CA, which is based in San Diego, California; Incentra NW, which is based in Kirkland, Washington; Incentra MW, which is based in Lombard, Illinois; Incentra Solutions of the NE, Inc. (formerly known as Front Porch); and Tactix, Inc., which is based in Portland, Oregon from the dates of the respective acquisitions through December 31, 2006. As a result of the asset sale discussed above and in Note 4, the operations of Front Porch have been reclassified and are presented retroactively from January 1, 2005 onward as discontinued operations. Seabrook Technologies, Inc. did not have any operating activities during the years ended December 31, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated in consolidation.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

1.   Organization (continued)

Management’s Plans

                    We are subject to various risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies in the rapidly evolving market for technology-based products and services. Such risks and uncertainties include, but are not limited to, our limited operating history, need for additional capital, a volatile business and technological environment, an evolving business model, and the management of expected growth. To address these risks, we must, among other things, gain access to capital in amounts and on terms acceptable to us, maintain and increase our customer base, implement and successfully execute our business strategy, continue to enhance our technology, provide superior customer service, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks.

                    We incurred a loss from continuing operations of $18.8 million for the year ended December 31, 2006, which includes certain non-cash expenses of approximately $7.7 million. Since inception, we have incurred substantial operating losses and negative cash flows from operations. We have a working capital deficit of $7.9 million and a shareholders’ deficit of $12.6 million at December 31, 2006. We have funded these deficiencies by utilizing our existing working capital, lines of credit and long-term borrowings. We anticipate that we will continue to fund our business from existing lines of credit and from increasing cash flows from our business operations. However, no assurance can be given that we will be successful in increasing cash flow from operations. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we do not achieve and maintain such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

                     We believe that cash flows from operations will provide our primary source of operating capital, as the operations acquired over the past two years continue to generate cash. In August 2007, we expect approximately $2.5 million in cash related to the sale of Front Porch to be released from escrow and available for use in our operations. In addition, we expect to continue to have significant amounts available to us under our revolving line of credit with Laurus.

                    Our 2007 operating plan, and the execution thereof, is focused on increasing revenue, controlling costs, and conserving cash. However, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. However, we believe that our cash and cash equivalents, working capital and access to current and potential lenders will provide sufficient capital resources to fund our operations, debt service requirements, and working capital needs at least through December 31, 2007.

2.   Summary of Significant Accounting Policies

Use of Estimates

                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have recorded transactions that include the issuance of options and warrants to purchase shares of our preferred and common stock. The accounting for such securities is based upon fair values of our equity securities and other valuation criteria that were determined by us. We believe these estimates of fair value are reasonable. Other significant estimates made by us include those related to fair values of acquired goodwill and intangible assets, as well as property and equipment (including assumptions and estimates used in evaluating these assets for impairment), and the establishment of an allowance for estimates of uncollectible accounts receivable.

Reclassifications

                    Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

                    We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

                    Property and equipment have been recorded at the estimated fair value at the acquisition date, including assets acquired through acquisition of subsidiaries. Otherwise, all other property and equipment have been recorded at cost. Property and equipment are depreciated on a straight-line basis over their respective estimated useful lives ranging from two to seven years. Equipment recorded under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or estimated useful life of the asset.

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

Goodwill

                    Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. We test goodwill for impairment at least annually in the fourth quarter each year or more frequently if other indicators of impairment arise.

                    With the acquisitions of Incentra MW, allianceSoft and Tactix in 2006, we recorded goodwill of $7,444,212, $102,269 and $3,532,464, respectively. With the acquisitions of Incentra of CA and Incentra NW in 2005, we recorded goodwill of $6,177,686 and $3,831,534, respectively. The fair value of our reporting units used in determination of the goodwill impairment is computed using the expected present value of associated future cash flows. As more fully discussed in Note 3(E), operating profits and cash flows were lower than expected in the fourth quarter of 2005 for Incentra of CA. Based on that trend, the earnings forecast for the next five years was revised. Therefore, during the fourth quarter of 2005 we determined that the goodwill associated with the Incentra of CA acquisition was impaired and accordingly recorded an impairment loss of $4,151,450. Our goodwill impairment tests during the fourth quarter of 2006 resulted in no impairment.

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

Revenue Recognition

                    We apply the provisions of Emerging Issues Task Force (“EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Our application of EITF 99-19 includes evaluation of the terms of customer contracts

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

2. Summary of Significant Accounting Policies (continued)

relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. We purchase and resell hardware, software and third-party maintenance contracts. In these transactions, we (i) act as principal; (ii) take title to the products; and (iii) have the risks and rewards of ownership, including the risk of loss for collection, delivery or returns (which have not been significant). For these transactions, we recognize revenues based on the gross amounts due from customers.

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

                    Revenues from product sales are recognized when shipped. Revenues from the resale of third-party contracts are recognized at the date of sale, which generally approximates the commencement of the service contract. Consulting revenues are recognized when the services are performed.

                    Prior to the disposition of Front Porch on July 31, 2006, we licensed software under license agreements and provided professional services, including training, installation, consulting and maintenance. License fee revenues were recognized when a license agreement was signed, the software product had been shipped, the fees were fixed and determinable, collection was reasonably assured, and no significant vendor obligations remained.

                    Prior to the disposition of Front Porch on July 31, 2006, we allocated revenue to each component of a contract based on objective evidence of its fair value, as established by management. Because licensing of software is generally not dependent on the professional services portion of the contract, software revenue is generally recognized upon delivery, unless a contract exists with the customer requiring customer acceptance.

Cost of Revenue

                    Cost of revenue consists primarily of direct labor, cost of hardware and software products, depreciation ($1,189,904 in 2006 and $1,091,321 in 2005), amortization, third party royalties and licenses and facilities costs.

Advertising Expenses

                    All advertising and promotion costs are expensed as incurred. Total advertising expenses incurred were $45,723 and $60,586 for the years ended December 31, 2006 and 2005, respectively.

Software Development Costs

                    We account for costs related to software developed for internal use and marketed for external use in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Our GridWorks software product is used internally for providing services to our customers and is also marketed separately as a stand-alone product. As required by SFAS No. 86, we capitalize costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated economic life of three years.

                    For the years ended December 31, 2006 and 2005, capitalized software development costs, which related primarily to enhancements to our GridWorks software solution were $588,629 and $611,546, respectively. For the years ended

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

2. Summary of Significant Accounting Policies (continued)

December 31, 2006 and 2005, $532,144 and $407,206, respectively, were charged to expense. As of December 31, 2006, the unamortized portion of software development costs was $914,786.

Deferred Loan Costs

                    Deferred loan costs, included in other non-current assets, are amortized over the term of the related loan using the straight-line method (1 to 3 years).

Foreign Currency Transactions

                    We are subject to foreign exchange transaction exposure when we transact business in a currency other than our own functional currency, which is the U.S. dollar. The effects of exchange rate fluctuations in remeasuring foreign currency transactions are recorded at the date the transaction is settled with a third party. For the years ended December 31, 2006 and 2005, foreign currency transactions resulted in a gain of $21,897 in 2006 and a loss of $59,755 in 2005.

Accounting For Obligations and Instruments Potentially Settled in Our Common Stock

                    We account for obligations and instruments potentially to be settled in our stock in accordance with Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock” (“EITF No. 00-19”). This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock.

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

Per Share Data

                    Basic loss per share is calculated using the net loss allocable to common shareholders divided by the weighted average common shares outstanding during the period. Due to our net losses for the periods presented, shares from the assumed conversion of outstanding warrants, options, convertible preferred stock and convertible debt (13.7 million and 13.2 million as of December 31, 2006 and 2005, respectively) have been omitted from the computations of diluted loss per share for the years ended December 31, 2006 and 2005 because the effect would be antidilutive.

                    On April 12, 2005, our Board of Directors and the holders of the required number of shares of our capital stock approved an amendment to our Articles of Incorporation to effect a one-for-ten reverse stock split effective June 9, 2005. All references to shares, options and warrants in our financial statements have been adjusted to reflect the post-reverse split amounts.

Stock-Based Compensation

                    In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

                    On January 1, 2006 (the first day of our 2006 fiscal year), we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

2. Summary of Significant Accounting Policies (continued)

grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated. In connection with our adoption of SFAS 123R, we applied the provisions of Staff Accounting Bulletin No. 107 (SAB 107), which was issued by the Securities and Exchange Commission (SEC) to provide interpretive guidance regarding application of SFAS 123R.

                    The adoption of SFAS 123R on January 1, 2006 had the following impact on our results for the year ended December 31, 2006: net loss before accretion on preferred stock increased $1.3 million and net loss per weighted average common share outstanding—basic and diluted increased by $0.12 per share.

                    We use the Black-Scholes option pricing model to calculate the grant date fair value of an award. The fair value of options granted in 2006 and 2005 were calculated using the following estimated weighted average assumptions:

	2006	2005

Stock options granted	1,567,111	456,450
Weighted-average exercise price	$1.25	$1.62
Weighted-average grant date fair value	$1.07	$1.11
Assumptions:
Expected volatility	112%	112%
Expected term (in years)	6 Years	3 Years
Risk-free interest rate	4.82%	4.06%
Dividend yield	0%	0%

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

                    The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.

                    We currently expect, based on an analysis of historical forfeitures that approximately 85% of our options will actually vest, and therefore have applied a forfeiture rate of 5% per year to all unvested options as of December 31, 2006. This analysis will be re-evaluated periodically and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

                    Expected volatilities are based on the historical volatility of the price of our common stock. The expected term of options is derived based on the sum of the vesting term plus the original option term, divided by two.

                    The following table details the effect on net loss before accretion on preferred stock and net loss per weighted average common share outstanding had stock-based compensation been recorded for the year ended December 31, 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income before accretion on preferred stock and net income per weighted average common share for year ended December 31, 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R. All amounts except per share amounts in thousands:

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

2. Summary of Significant Accounting Policies (continued)

Loss from continuing operations before accretion on on preferred stock, as reported	$(13,649)
Add stock-based compensation expense included in reported net loss, net of tax	350
Deduct total stock-based employee compensation expense determined under the fair-value based method for all awards, net of tax	(1,599)

Pro forma net loss from continuing operations before accretion on preferred stock	(14,898)

Loss from discontinued operations, net of income taxes	(577)

Pro forma net loss	$(15,475)

Net loss per weighted average common share outstanding—Basic and diluted—pro forma	$(1.44)

Net loss per weighted average common share outstanding-Basic and diluted-as reported	$(1.34)

                    Refer to Note 11 for additional disclosures pertaining to the details of our stock option plans, including summaries of stock option activity under each of the plans.

Financial Instruments

                    The carrying amounts of financial instruments held by us, which include cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value due to their short duration. The carrying values of note payable and other non-current obligations approximate fair values based upon market rates currently available us.

Concentrations of Credit Risk

                    We sell our products and services throughout the United States, Europe and Japan. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to a specific customer’s ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible. Credit losses have been within management’s expectations.

                    For the year ended December 31, 2006, aggregate revenues from customers located in Europe, Asia and the Pacific Rim amounted to $3.2 million or 5% of revenue, while revenues from customers located in North America totaled $63.5 million or 95% of total revenue. For the year ended December 31, 2005, aggregate revenues from customers located in Europe, Asia and the Pacific Rim amounted to $2.1 million or 6% of total revenue, while revenues from customers located in North America totaled $35.8 million or 94% of total revenue.

                    For the year ended December 31, 2006, no one customer accounted for more than 10% of revenue. As of December 31, 2006, one customer represented over 10% of total accounts receivable. For the year ended December 31, 2005, one customer accounted for 16% of total revenues.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

2. Summary of Significant Accounting Policies (continued)

	North America	Europe/Asia*	Total

Year Ended December 31, 2006
Revenues	$63,462	$3,170	$66,632
Long-lived Assets, net	22,356	862	23,218

Year Ended December 31, 2005
Revenues	$35,837	$2,098	$37,935
Long-lived Assets, net	8,835	477	9,312

•	The geographic breakout by country is not practible to obtain.

Recently Issued Accounting Pronouncements

                    In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact that adoption of SFAS No. 159 may have on our consolidated financial statements.

                    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS No. 157 may have on our consolidated financial statements.

                    In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. SAB No. 108 did not have an impact to our consolidated financial statements.

                    In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The effective date of this interpretation is for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of this interpretation on its consolidated financial statements.

3. Acquisitions

                    Since February 2005, we have completed four significant acquisitions as part of our strategy to significantly expand the size of our operations from both a financial and geographic standpoint. The primary reasons for the acquisitions included the addition of service offerings in new markets (specifically, increased opportunities to directly market our proprietary software and services), generate growth in the value-added reseller area of our business, develop deeper relationshiips with major suppliers to our markets, and realize potential operational savings. As the primary reasons for these acquisitions were not related to the tangible assets of the businesses acquired, the purchase prices were in excess of the fair value of the net assets acquired or net liabilities assumed. Goodwill is derived when the net purchase price is greater than the value of the tangible and intangible assets acquired less the liabilities assumed. Goodwill is not expected to be deductible for income tax purposes.

(A) Acquisition of Incentra MW

                    On April 13, 2006 (the “Incentra MW Closing Date”), we acquired all of the outstanding capital stock of Incentra MW, a value-added reseller of storage and networking products and services located in Chicago, Illinois pursuant to a Stock Purchase Agreement, dated as of the Incentra MW Closing Date (the “Incentra MW Stock Purchase Agreement”). The results of operations of Incentra MW are included in our consolidated financial statements beginning on April 1, 2006.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

3. Acquisitions (continued)

                    The consideration paid for Incentra MW was approximately $8.3 million, which consisted of $5.5 million in cash, the issuance of 1,034,483 shares of our common stock valued at $1,304,483 (based on an average of the closing prices of our common stock during the seven-day periods before and after the acquisition date) and the issuance of a two-year unsecured promissory note in the amount of $1.5 million (the “Incentra MW Note”). (Refer to Note 9(B)). In addition, the Incentra MW Stock Purchase Agreement contains an earn-out provision pursuant to which Transitional Management Consultants, Inc. (“TMC”), a newly-formed corporation owned by the former Incentra MW shareholder, may receive additional unregistered shares of our common stock based upon certain levels of EBITDA (as defined in the Incentra MW Stock Purchase Agreement) achieved by Incentra MW during the twenty-four month period ending March 31, 2008. The maximum number of shares issuable under the earn-out is 1,120,690 shares (subject to customary adjustments for stock splits, stock dividends and similar transactions) if Incentra MW’s EBITDA is $4 million or greater during such period and provided certain other conditions are met. In addition, TMC’s right to receive the earn-out described above is subject to the continued performance of consulting services by the former shareholder through TMC to us through March 31, 2008, with certain exceptions set forth in the Incentra MW Stock Purchase Agreement. If the services terminate prior to such date, TMC may under certain circumstances receive a pro-rated portion of the earn-out amount. The cash required for the acquisition was provided by additional borrowings under our existing line of credit and two newly-issued term notes from Laurus Master Fund, Ltd. (“Laurus”). (Refer to Note 9(A)).

                    Concurrently with the consummation of the acquisition, we granted certain registration rights to the former owner and TMC with respect to the shares of our common stock issued in the acquisition and the shares issuable under the earn-out provision contained in the Incentra MW Stock Purchase Agreement. Pursuant to the registration rights agreement, at any time after April 13, 2008, the holder has a demand registration right to require us to register under the Securities Act such shares of our common stock issued in the acquisition. The agreement also provides that, after April 13, 2008, the holder shall have ‘piggy-back’ registration rights with respect to such shares.

                    We also entered into a lock-up agreement with the former shareholder. Under such agreement, the former shareholder agreed not to sell or transfer the shares he received pursuant to the Incentra MW Stock Purchase Agreement until after April 13, 2008, with certain exceptions, as defined in the Incentra MW Stock Purchase Agreement.

                    In connection with the consummation of the acquisition, we entered into a consulting and subcontractor agreement (the “Consulting Agreement”) with TMC under which TMC is to provide consulting services to us relating to the business of Incentra MW and is to receive a monthly fee of $24,251. The agreement has a two-year term and provides that TMC may terminate the agreement for any reason upon thirty days prior written notice and that we may terminate the agreement, for cause (as defined in the Consulting Agreement), at any time upon written notice to TMC. In addition, TMC has the right to earn an annual cash bonus based upon certain levels of EBITDA (as defined in the Consulting Agreement) achieved by Incentra MW during the 12 months ended March 31, 2007 and 2008. The maximum annual bonus amount is equal to $150,000 plus 25% of the amount by which EBITDA exceeds $2 million during the relevant annual period. TMC’s right to receive the bonus described above is subject to the continued performance of consulting services by TMC to us through the end of each such period, with certain exceptions. Any amounts paid in the future under the bonus provisions of the Consulting Agreement would be recorded as an expense during the period and not affect the purchase price of Incentra MW.

                    In connection with our acquisition of Incentra MW, we paid investment banking fees to a third party of $475,000. Legal fees and other costs of approximately $100,000 were also paid in connection with the acquisition.

                    The following represents the final purchase price allocation:

Cash and cash equivalents	$885,555
Accounts receivable	3,305,963
Other current assets	30,885
Property and equipment	136,036
Goodwill	7,444,212
Customer relationships (5-year life)	1,500,000
Current liabilities	(4,465,537)

Total purchase price	$8,837,114

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

3. Acquisitions (continued)

(B) Acquisition of Tactix, Inc.

                    On September 5, 2006 (the “Tactix Closing Date”), we acquired all of the outstanding capital stock (the “Tactix Stock”) of Tactix, a value-added reseller of information technology products and services, headquartered in Portland, Oregon. The acquisition was effected pursuant to a Stock Purchase Agreement, effective as of September 5, 2006 (the “Stock Purchase Agreement”), by and between our company and the stockholders of Tactix (collectively, the “Sellers”). The results of operations of Tactix are included in our consolidated financial statements beginning on September 1, 2006.

                    The consideration paid for the Tactix Stock was approximately $3.6 million, of which approximately $3.2 million was paid in cash on the Tactix Closing Date and $360,000 (subject to reduction pursuant to a working capital adjustment) shall be paid to the Sellers, pro rata, following the Tactix Closing Date. As of March 23, 2007, we have paid $233,000 to the former Tactix shareholders pursuant to the holdback, with the final adjustment expected to be finalized in 2007.

                    In connection with our acquisition of Tactix, we paid investment banking fees to a third party of $300,000. Legal fees and other costs of approximately $40,000 were also paid in connection with the acquisition.

                    The following represents the preliminary purchase price allocation:

Cash and cash equivalents	$915,005
Accounts receivable	2,502,508
Property and equipment	86,370
Goodwill	3,532,464
Customer relationships (5-year life)	515,600
Other non-current assets	28,322
Current liabilities	(3,664,161)

Total purchase price	$3,916,108

                    The purchase price allocation is not considered final as of December 31, 2006 as we, along with our independent valuation advisors, are still reviewing all of the underlying assumptions and calculations used in the allocation. However, we believe the final purchase price allocation will not be materially different than presented herein.

(C) Acquisition of allianceSoft, Inc.

                    On August 25, 2006, we acquired all of the assets of allianceSoft, Inc., a value-added reseller of information technology products and services, located in Detroit, Michigan. The results of operations of allianceSoft are included in our consolidated financial statements beginning on August 25, 2006. The aggregate purchase price for allianceSoft was $65,000 in cash plus an earn-out provision for the first two years whereby the former owner can receive additional cash and unregistered shares of our common stock if certain performance targets are achieved. In addition, we issued a warrant to the former owner of allianceSoft to purchase 100,000 shares of our common stock at $1.40 per share. The warrant was valued at $96,000 using the Black-Scholes model. Therefore, the total purchase price (including legal fees of $6,000) was $167,000. The excess of the purchase price over net assets acquired was $102,000 and is included in goodwill.

(D) Pro Forma Results

                    The following unaudited pro forma financial information presents our combined results of operations as if the acquisitions described above had occurred as of the beginning of the periods presented, January 1, 2006 and 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported by us had the acquisitions been completed as of the beginning of the periods presented, January 1, 2006 and 2005, and should not be taken as representative of our future consolidated results of operations or financial condition. Unaudited pro forma results were as follows for the years ended December 31, 2006 and 2005:

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

3. Acquisitions (continued)

	For the years ended December 31,

	2006	2005

	(Unaudited)	(Unaudited)

Revenues	$89,996,299	$79,107,137
Loss from continuing operations	(18,003,913)	(14,209,813)
Income (loss) from discontinued operations, net of income taxes	628,474	(576,746)
Gain on sale of discontinued operations, net of income taxes	15,376,014	—
Net loss applicable to common shareholders	(4,616,992)	(17,404,126)

Net earnings (loss) per share - basic and diluted, pro forma:
From continuing operations	$(1.51)	$(1.35)
From discontinued operations	1.17	(0.04)

Total loss per share—basic and diluted, pro forma	$(0.34)	$(1.39)

(E) Acquisition of Incentra of CA, Formerly Known as STAR Solutions of Delaware, Inc.

                    On February 18, 2005 (the “STAR Closing Date”), we acquired all of the outstanding capital stock of Incentra of CA. The acquisition was effected pursuant to an Agreement and Plan of Merger (the “STAR Merger Agreement”). The results of operations of Incentra of CA are included in our consolidated financial statements beginning on February 18, 2005.

                    Pursuant to the STAR Merger Agreement, the purchase price consisted of (i) a cash payment of $1,500,000, (ii) the issuance of 1,261,756 unregistered shares of our common stock valued at $3,136,364 (based upon the market price three days before and after the acquisition date) and (iii) the issuance of an unsecured convertible promissory note for $2,500,000 (the “STAR Note”). We entered into a consulting agreement with the seller pursuant to which we agreed to pay consulting fees in the amount of $500,000 which was included as part of the purchase price. We paid approximately $400,000 in investment banking fees associated with the transaction. Of the 1,261,756 shares of our common stock issued to the former shareholder of Incentra of CA, 1,135,580 were subsequently returned to us following settlement of a dispute with the former shareholder of Incentra of CA. (Refer to Note 9(D)).

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

                    The following represents the purchase price allocation:

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

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

3. Acquisitions (continued)

(F) Acquisition of Incentra NW

                    On March 30, 2005 (the “Incentra NW Closing Date”), we acquired all of the outstanding capital stock of Incentra NW. The acquisition was effected pursuant to a Stock Purchase Agreement, dated as of the Incentra NW Closing Date (the “Incentra NW Stock Purchase Agreement”).

                    The purchase price of Incentra NW consisted of $2,350,000 in cash and 841,934 shares of our common stock valued at $1,683,868 (based upon the market price three days before and after the acquisition date). In addition, during the year ended December 31, 2005, the former Incentra NW shareholders achieved a partial earn out of $100,000 which was paid to them in cash. As a result of the earn-out payment, the purchase price (goodwill) was increased by $100,000. We paid approximately $250,000 in investment banking fees in connection with the transaction.

                    Concurrent with the consummation of the acquisition, we granted registration rights with respect to the shares of our common stock issued in the acquisition. Pursuant to the registration rights agreement, at any time after March 31, 2006, the holders of such rights shall have the right to cause us to register under the Securities Act of 1933, as amended, the shares of our common stock issued on the Incentra NW Closing Date and the shares of common stock issuable pursuant to the earn-out described above. The agreement also provides that, after March 31, 2006, the holders have “piggy-back” registration rights with respect to such shares.

                    The following represents the purchase price allocation:

Cash and cash equivalents	$74,297
Other current assets	7,009,601
Property and equipment	173,610
Other assets	28,010
Goodwill	3,831,534
Customer relationships (5 year life)	310,000
Current liabilities	(6,877,351)
Other liabilities	(64,564)

Total purchase price	$4,485,137

                    The purchase price allocation was considered final as of December 31, 2005.

                    In March 2007, we executed a Settlement Agreement (the “Agreement”) between us and the former Increntra NW shareholders related to certain assets and liabilities that existed at the Incentra NW Closing Date. As part of the acquisition of Incentra NW in March 2005, we acquired receivables amounting to $453,114 from certain companies affiliated with the former Incentra NW shareholders. Of this total, $70,000 was to be paid not later than May 15, 2005 and the remainder by March 31, 2006. We did not receive payment by either date, and as a result, a provision for doubtful accounts has been recorded against these receivables as of December 31, 2006. In addition, the former Incentra NW shareholders were obligated by the Incentra NW Stock Purchase Agreement to indemnify us against certain liabilities in excess of an agreed amount that might arise after the Incentra NW Closing Date. Subsequent to that date, $82,149 was due to us under the indemnification provisions of the Incentra Stock Purchase Agreement.

                    In full settlement of these amounts and pursuant to the Agreement, in March 2007 the former Incentra NW shareholders returned to us 275,000 shares of our common stock issued to them as part of the purchase price of Incentra NW. The Agreement provides that the former Incentra NW shareholders are obligated to repurchase some or all of the shares at a price of $2.25 per share by March 2008 in the event the former Incentra NW shareholders successfully prevail in a patent infringement claim that existed prior to the Incentra NW Closing Date in an Incentra NW-affiliated company. Any future benefits of this claim were retained by the former Incentra NW shareholders. In the event that the claim is not settled by March 9, 2008, the former Incentra NW shareholders have the option, but are not obligated, to purchase up to 275,000 shares at a price of $2.25 per share until March 2011. Mutual releases were executed as part of the Agreement.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

4. Sale of Front Porch Digital, Inc. and Discontinued Operations

                    On July 31, 2006, we sold substantially all of the assets of our broadcast and media operations, Front Porch, to FPD Acquisition Corporation, a newly-formed Delaware corporation (“FPD”), and 1706045 Ontario Limited, an Ontario corporation (“Ontario” and collectively with FPD, the “Buyers”), each owned by Genuity Capital Management Services, Inc., pursuant to the terms of the Purchase Agreement (the “Purchase Agreement”), dated as of July 31, 2006, among our company, Incentra of CO and the Buyers. The material assets owned and operated by Front Porch, all of which were transferred to the Buyers in the sale, included, without limitation, all of the outstanding capital stock of Front Porch International SAS, its wholly-owned French subsidiary, its DIVArchive and Bitscream software and all intellectual property rights associated with that software and all tangible personal property, contracts and accounts receivable relating to Front Porch’s business.

                    The purchase price was $33 million. Of such purchase price, $30.5 million was received in cash at the closing and $2.5 million was placed in escrow for one year to secure payment of any indemnification claims (as defined in the Purchase Agreement) the Buyers may have against us following the closing. This amount is expected to be released from escrow in August 2007 and is therefore included in other current assets at December 31, 2006.

                    In addition to the purchase price payable at the closing, we may receive up to $5 million pursuant to an earn-out provision. Under the terms of the earn-out, we are entitled to receive an amount equal to 5% of Front Porch’s gross software sales, net of customer discounts, for each of the years ending December 31, 2006, 2007 and 2008, not to exceed $5 million in the aggregate. We have accrued and included in other current assets $286,040 under this earn-out provision at December 31, 2006.

                    A gain of approximately $15.4 million was realized on the sale after expenses and fees of approximately $3.4 million and a provision for income taxes of $0.3 million.

                    The operating results from discontinued operations for the years ending December 31, 2006 and 2005 were as follows:

	Year Ended December 31,

	2006	2005

Total revenues	$9,444,577	$12,897,308
Cost of revenues	3,357,505	4,723,376

Gross profit	6,087,072	8,173,932
Operating expenses	5,510,702	8,626,919

Operating income (loss)	576,370	(452,987)
Other income	52,102	345,275

Income (loss) before income taxes	628,472	(107,712)
Income tax expense	—	(469,034)

Net income (loss)	$628,472	$(576,746)

5. Property and Equipment

                    Property and equipment consisted of the following as of December 31, 2006:

Computer equipment	$6,492,675
Software	2,078,616
Leasehold improvements	119,540
Office furniture and equipment	185,192

8,876,023
Less accumulated depreciation	5,811,859

$3,064,164

                    Depreciation expense for the years ended December 31, 2006 and 2005 was $1,532,665 and $1,417,235, respectively.

                    Included in property and equipment is equipment under capital lease with a cost of $1,234,163 and accumulated depreciation of $272,052 at December 31, 2006.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

6. Intangible Assets

                    Intangible assets consist of acquired customer relationships/bases which are being amortized over a five-year term and are as follows as of December 31, 2006:

Incentra of CO	$2,599,714
Incentra MW	1,500,000
Incentra of CA	540,000
Incentra NW	310,000
Tactix	515,600

5,465,314
Less accumulated amortization	3,164,047

Intangible assets, net	$2,301,267

                    Amortization expense of customer relationships for the years ended December 31, 2006 and 2005 was $423,237 and $903,188, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

Year ending December 31:
2007	$573,124
2008	573,124
2009	573,124
2010	432,108
2011	149,787

$2,301,267

7. Accrued expenses and other

                    Accrued expenses and other consist of the following as of December 31, 2006:

Wages, benefits and payroll taxes	$2,619,452
Professional fees	199,492
Customer deposits	364,796
Taxes, other than income taxes	514,487
Deferred rent	143,490
Other accrued payables	1,919,142

$5,760,859

8. Commitments and Contingencies

                    We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows. Accordingly, no provision has been made for any estimated losses with regard to such matters.

                    We have employment agreements with certain executives that provide for up to one year of salary upon termination with the Company.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

8. Commitments and Contingencies (continued)

                    We lease facilities and equipment under non-cancelable capital and operating leases. Rental expense relating to operating leases was $1,069,357 and $823,979 for the years ended December 31, 2006 and 2005, respectively. Certain of the operating lease agreements have renewal provisions, which range from month-to-month to 24-month terms.

                    Future minimum lease payments as of December 31, 2006 are as follows:

	Capital	Operating

Year ending December 31:
2007	$721,449	$1,052,347
2008	26,401	620,012
2009	—	386,039
2010	—	312,943
2011 and thereafter	—	46,015

Total minimum lease payments	747,850	$2,417,356

Less amounts representing interest	(47,776)

Present value of minimum lease payments	$700,074

9. Notes Payable, Capital Leases, and Other Long-Term Obligations

                    The following is a summary of our long-term debt as of December 31, 2006:

Laurus convertible note and line of credit (A)	$6,486,368
Incentra MW note (B)	873,645
Convertible notes (’C)	1,228,392
STAR note (D)	—
Capital leases (E)	700,074
Other obligations	28,772

9,317,251
Less current portion	8,498,168

Long-term portion	$819,083

                    All of the long-term debt classified as non-current at December 31, 2006 matures in 2008.

(A)	Laurus Convertible Note and Line of Credit

                    On February 6, 2006, we entered into a security agreement with Laurus pursuant to which Laurus agreed to provide us with a non-convertible revolving credit facility of up to $10 million (the “2006 Facility”). The term of the 2006 Facility is three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the prime rate plus 1%, subject to a floor of 7%. The initial draw under the 2006 Facility was $5.8 million and was used to repay indebtedness under a prior revolving loan facility with Laurus. As of December 31, 2006, outstanding borrowings under the 2006 Facility amounted to $6.3 million, and we had $3.7 million of available borrowings under the 2006 Facility.

                    The 2006 Facility requires a lockbox arrangement, which requires all receipts to be swept daily to reduce borrowings outstanding under the 2006 Facility. This arrangement, combined with a Subjective Acceleration Clause (“SAC”) in the 2006 Facility, cause the 2006 Facility to be classified as a current liability, per guidance in EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

                    On March 31, 2006, we consummated a private placement with Laurus pursuant to which we issued to Laurus a secured term note due May 31, 2009 in the principal amount of $1,750,000 (the “2006 Term Note”) and a

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

9. Notes Payable, Capital Leases, and Other Long-Term Obligations (continued)

secured convertible term note due May 31, 2009 in the principal amount of $1,500,000 (the “2006 Convertible Note”). The 2006 Term Note was repaid on July 31, 2006. The 2006 Convertible Note provides for monthly payments of interest at a rate per annum equal to the prime rate plus 2%, subject to a floor of 9%. Monthly amortization of the principal amount of the 2006 Convertible Note commenced on August 1, 2006 at the rate of $46,875 per month. The principal and any earned but unpaid interest on the 2006 Convertible Note are convertible into shares of our common stock at a fixed conversion price of $1.40 per share, subject to certain standard antidilution adjustments. The conversion price exceeded the market price of our common stock on the date the 2006 Convertible Note was issued. At December 31, 2006, an amount of $1.3 million was outstanding under the 2006 Convertible Note.

                    In connection with our financings with Laurus, we have issued to Laurus warrants to purchase up to 1,673,857 shares of our common stock at prices ranging from $.001 to $5.00 per share. The warrants expire between May 1, 2008 and March 31, 2026. In addition, an option to purchase 1,071,428 shares of our common stock at $.001 per share was issued to Laurus in connection with the 2006 Facility. The option expires on February 26, 2026 and is subject to certain volume limitations regarding exercise and sale of our common stock. Using the Black-Scholes model, the value of all warrants and the option issued to Laurus in 2006 approximated $1.7 million and is being amortized to earnings as additional interest expense over the term of the related indebtedness. The unamortized balance of these deferred costs was $1.1 million at December 31, 2006. Borrowings outstanding at December 31, 2006 under the 2006 Facility and the 2006 Convertible Note were net of the deferred financing costs associated with these borrowings.

                    On July 31, 2006, we repaid to Laurus $4.5 million in outstanding principal amounts related to two term loans in advance of scheduled payments, and $9.2 million on the 2006 Facility. Prepayment penalties and write-offs of the unamortized balances of deferred financing costs and debt discounts amounted to $1.6 million and are included in the loss on early extinguishment of debt in our statement of operations. Also included in the loss on early extinguishment of debt for the year ended December 31, 2006 is $1.2 million related to the refinancing of the prior revolving credit facility in February 2006.

                    Our indebtedness to Laurus is secured by substantially all of our assets and is accompanied by substantially similar agreements governing registration rights, standard events of default provisions, typical remedies available to Laurus in the event of default, restrictions on the payment of dividends and other provisions standard in these types of arrangements.

(B)	Incentra MW Note

                    Pursuant to the Incentra MW Stock Purchase Agreement discussed in Note 3(A), we issued an unsecured promissory note for $1,500,000 to the selling stockholder of NST (the “Incentra MW Note”) which is payable in eight installments and matures on March 1, 2008.

                    The Incentra MW Note accrues interest at an annual rate of 1/2%. The Incentra MW Note was discounted by $109,300 to reflect a fair value rate of interest of 8.75%. We are required to make eight equal payments of principal and interest in the amount of $190,190, the first payments of which were paid on July 15, September 1 and December 1, 2006, and the five remaining payments being due on the first day of March, June, September and December, 2007 and on March 1, 2008. The Incentra MW Note further provides that all unpaid principal and accrued interest shall become immediately due and payable upon the occurrence of an event of default (as defined in the Incentra MW Note). Such events of default include, among others, the occurrence either of the following events: (i) our failure to make payment when due, subject to a five (5) day notice and cure period or (ii) our failure to observe, keep or comply with any provision or requirement contained in the Incentra MW Stock Purchase Agreement.

(C)	Convertible Notes

                    In May and June 2006, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with twelve accredited individual investors and three institutional investors (collectively, the “Purchasers”), pursuant to which we issued and sold unsecured convertible term notes (the “Convertible Notes”) in the aggregate principal amount of $2,410,000. Of this amount, $1,060,000 was repaid to the twelve accredited investors in September

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

9. Notes Payable, Capital Leases, and Other Long-Term Obligations (continued)

2006, along with accrued interest of $34,535 and prepayment penalties amounting to $84,800. The latter amount is included in loss on early extinguishment of debt.

                    The remaining Convertible Notes have a principal amount of $1,350,000, bear interest at an annual rate of 12% (subject to certain adjustments) and mature on June 6, 2007 when all principal and accrued interest are due. Absent early redemption (at our option and without penalty), the Convertible Notes and any accrued interest are convertible, at the option of the Purchasers, into fully paid and nonassessable shares of our common stock at a fixed conversion price of $1.40 per share (as adjusted for stock splits, stock dividends and the like, the “Conversion Price”). The Conversion Price exceeded the market price of our common stock on the date the Convertible Notes were issued. We have the right to convert all or any portion of the then unpaid and accrued interest on the remaining Convertible Notes into shares of our common stock at the then-effective conversion price of such Convertible Notes, if the average closing price of our common stock on the applicable market for the five (5) consecutive trading days immediately preceding the date of conversion is greater than or equal to one hundred twenty-five percent (125%) of the conversion price; provided there is an effective registration statement covering the resale of the shares issuable upon conversion of such Convertible Notes.

                    In connection with the issuance of the Convertible Notes, we also issued to the Purchasers warrants (the “Warrants”) to purchase an aggregate of 570,688 shares of our common stock, at an exercise price $1.40 per share (subject to adjustment for stock splits, stock dividends and the like) expiring in May and June, 2011. Based upon the Black-Scholes model, we determined the value of all Warrants issued to be $651,474, which is being amortized over the term of the related Convertible Notes beginning in May 2006. In connection with the repayment of $1,060,000 in September 2006, $167,212 of the remaining unamortized value of the related Warrants was written off and included in the loss on early extinguishment of debt.

                    Pursuant to the terms of a Registration Rights Agreement between us and the non-institutional Purchasers, after May 19, 2007 and upon the request of 51% of these Purchasers, and as soon as practicable, we are obligated to file a “resale” registration to register the resale of shares of our common stock (the “Registrable Securities”) issuable upon exercise of the Warrants (with certain exceptions). If, at any time after May 19, 2007, we decide to register any of our equity securities or other securities convertible into equity securities, we must notify each of these Purchasers and include any Registrable Securities as such Purchaser may request, in such registration statement. Registration rights for the Convertible Notes issued to the three institutional Purchasers required us to register by September 26, 2006 for resale under the Securities Act the shares of our common stock issuable to them upon conversion of the Convertible Notes or upon exercise of the Warrants. We intend to file a registration statement on Form S-1 in 2007 in satisfaction of this requirement. Our inability to file the registration statement by the deadline does not represent an event of default on the Convertible Notes, and we will not incur any penalties for having failed to file the registration statement.

                    The Convertible Notes and Warrants issued to the three institutional Purchasers include a weighted-average anti-dilution provision and a limitation on the number shares for which the Convertible Note and Warrants maybe converted or exercised. Pursuant to such limitation, a holder may not convert its Convertible Note nor exercise its Warrant if, as a result of such conversion or exercise, the number of shares of our common stock such holder would beneficially own exceeds the difference between (i) 9.99% of the then-issued and outstanding shares of our common stock and (ii) the number of shares of our common stock beneficially owned by such holder and/or such holder’s affiliates (as defined under Rule 144 of the Securities Act of 1933, except upon (i) 61 days’ prior notice from such holder to us or (ii) upon the occurrence and continuance of an event of default under the Purchase Agreement.

(D)	STAR Note

                    As part of the acquisition of Incentra of CA in February 2005, we issued an unsecured convertible promissory note for $2,500,000 to the selling stockholder of Incentra of CA (the “STAR Note”) that was payable in ten installments and was due to mature on August 1, 2007. The STAR Note provided that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default. On August 1, 2005, we elected not to make a scheduled payment due under the STAR Note after we identified significant required post-closing adjustments to the purchase price for the assets of STAR and, consequently, the principal amount of the STAR Note. Our failure to make the scheduled payment and any subsequent payments constituted an event of default.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

9. Notes Payable, Capital Leases, and Other Long-Term Obligations (continued)

                    On July 28, 2006, we entered into a Letter Agreement, as amended on July 31, 2006, with the former principal stockholder of Incentra of CA, pursuant to which we settled all claims and disputes with the former principal stockholder that arose from our claimed adjustment of the purchase price paid in connection with our acquisition of Incentra of CA in February 2005. Pursuant to the Letter Agreement, as amended, we paid the former principal stockholder $2,380,000, of which $505,000 was paid upon execution of the Letter Agreement and $1,875,000 was paid on August 2, 2006. As part of the settlement, the former principal stockholder returned to us all of the 1,135,580 shares of our common stock issued to him in the acquisition and cancelled the $2.5 million promissory note issued to him in February 2005. The shares returned to us were retired at par value and are no longer outstanding. The shares returned were accounted for as a capital transaction and accordingly, no gain was recorded in connection with the return of these shares.

(E)	Capital Leases

                    In November 2003, we entered into a capital lease line of credit agreement (the “Lease Line”) for $1,500,000 with a third-party lender. Subsequent to that date, we entered into four amendments to the Lease Line which enabled us to draw an additional $2.0 million in total on the line for purchases through February, 28, 2007. The amendments also grant to us a call option to purchase the equipment from the lessor. The terms of the Lease Line (as amended) are for lease terms of 12-15 months with interest rates ranging from 14.964% to 15%. At December 31, 2006, the unpaid balance on the Lease Line was $661,662, of which, all but $18,062 is due in 2007.

10. Series A Convertible Redeemable Preferred Stock and Common Stock

                    In connection with the acquisition of Incentra CO on August 18, 2004, we designated 2.5 million authorized shares of preferred stock as Series A Preferred shares and issued 2,466,971 of such shares. Warrants are outstanding for the purchase of 26,075 Series A Preferred shares at a purchase price of $10.35 per share and 6,954 Series A Preferred shares at a purchase price of $6.02 per share, per the Amendment described below.

                    The Series A Preferred shares are convertible at any time upon written notice to us into shares of common stock on a two-for-one basis. So long as at least 500,000 originally issued shares of Series A Preferred are outstanding, the holders of Series A Preferred shares have the right to appoint three directors to our Board of Directors. As a result, our Board of Directors has been expanded to seven members to accommodate these three directors. On or after August 16, 2008, the holders of at least 80% of the Series A Preferred shares may elect to have us redeem the Series A Preferred for a price equal to the greater of (i) the original issue price of $12.60 per share ($31.5 million in the aggregate) plus accrued dividends, to the extent dividends are declared by us, or (ii) the fair market value of the number of shares of common stock into which such shares of Series A Preferred are convertible. As the carrying value of the Series A Preferred Shares is less than the redemption amount, we are accreting the difference so that the carrying value will equal the redemption amount of $31.5 million at the earliest date the holders can elect to redeem the shares. Other material terms of the Series A Preferred shares include a preference upon liquidation or dissolution of our company, weighted-average anti-dilution protection and preemptive rights with respect to subsequent issuances of securities by us (subject to certain exceptions).

                     We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future. The purchase agreement relating to our outstanding senior secured convertible promissory note prohibits the declaration or payment of dividends on our common stock so long as 25% of the principal amount of such note remains outstanding, unless we obtain the written consent of the noteholder. Furthermore, the terms of our Series A Preferred Stock provide that, so long as at least 250,000 shares of our originally issued shares of Series A Preferred Stock are outstanding, we cannot declare or pay any dividend without having obtained the affirmative vote or consent of at least 80% of the voting power of our shares of Series A Preferred Stock.

11. Employee Stock Option Plans

                     We currently have three employee stock option plans – one plan that was originally established under Incentra of CO (the “Incentra of CO Plan”), a plan that was originally established under Front Porch (the “Incentra Option Plan”), and the Incentra Solutions, Inc. 2006 Stock Option Plan (the “2006 Plan), which was adopted on May 4, 2006. As of the date of the Incentra of CO acquisition, we adopted the Incentra Option Plan.

The 2006 Plan and the Incentra Option Plan

                    The 2006 Plan and the Incentra Option Plan provide for the granting of options to key employees, officers and certain individuals to purchase shares of our common stock. We currently have reserved 1,750,000 and 2,262,500 shares of common stock, respectively, for issuance under the 2006 Plan and the Incentra Option Plan. Both plans have a term of ten years and provide for the grant of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. In addition, the Incentra Option Plan provides for the granting of non-statutory stock options, stock appreciation rights and restricted stock awards. Both plans are administered by our Board of Directors.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

11. Employee Stock Option Plans (continued)

                    The exercise price of non-statutory stock options may be equal to or more or less than 100% of the fair market value of shares of common stock on the date of grant. The exercise price for incentive stock options may not be less than 100% of the fair market value of shares of common stock on the date of the grant (not less than 110% of the fair market value on the date of grant in the case of incentive stock options granted to employees who hold more than 10% of the voting power of our common stock).

                    Options granted under the plans may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than 10% of the voting power of the our common stock) and generally vest on a graded scale over a three-year period, 33.3% per year. Options generally terminate three months after the termination of employment for any reason other than death, disability or retirement, and are not transferable by the employee other than by will or the laws of descent and distribution.

                    We have granted nonqualified stock options to certain employees with an exercise price below market at the date of grant. The options vested immediately or contained accelerated vesting, or vest on a graded scale over three years, 33.3% per year, beginning on the first anniversary of the grant date, and are exercisable for a period of three to ten years. We have also granted nonqualified stock options to certain directors and consultants. These options have been granted with an exercise price at or below market at the date of the grant, vest immediately, and are exercisable for a period of not more than ten years.

                    The Incentra Option Plan also provides for grants of stock appreciation rights (“SARs”), which entitle a participant to receive a cash payment, equal to the difference between the fair market value of a share of common stock on the exercise date and the exercise price of the SAR. The exercise price of any SAR granted under the Incentra Option Plan will be determined by the Board of Directors at its discretion at the time of the grant. SARs granted under the Incentra Option Plan may not be exercisable for more than a ten-year period. SARs generally terminate one month after the termination of the grantee’s employment for any reason other than death, disability or retirement. Although our Board of Directors has the authority to grant SARs, they have not granted, and do not have any present plans to grant SARs.

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

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

11. Employee Stock Option Plans (continued)

A summary of all activity in the Incentra Option Plan is as follows:

	Number of options	Weighted average exercise price

Balance, December 31, 2004	1,829,060	$3.20
Granted	456,450	1.62
Exercised	—	—
Forfeited	(68,494)	2.25

Balance, December 31, 2005	2,217,016	2.92
Granted	50,000	1.11
Exercised	—	—
Forfeited	(435,020)	4.16

Balance, December 31, 2006	1,831,996	$2.54

	Outstanding options			Exercisable options

Exercise price	Shares under option	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares currently exercisable	Weighted average exercise price

$1.11-1.60	296,380	8.90	$1.29	82,127	$1.32
2.10-2.90	1,357,517	7.47	2.70	948,017	2.70

3.20-40.00	178,099	7.90	3.40	119,066	3.50

	1,831,996	7.74	2.54	1,149,210	2.69

A summary of all activity in the 2006 Plan is as follows:

	Number of options	Weighted average exercise price

Balance, December 31, 2005	—	$—
Granted	1,517,111	1.25
Exercised	—	—
Forfeited	(281,200)	(1.30)

Balance, December 31, 2006	1,235,911	$1.24

	Outstanding options			Exercisable options

Exercise price	Shares under option	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares currently exercisable	Weighted average exercise price

$1.30	923,411	9.3	$1.30	—	$1.30
1.08	272,500	9.7	1.08	—	1.08
1.05	15,000	9.9	1.05	—	1.05
1.10	25,000	10.0	1.10	—	1.10

	1,235,911	9.4	1.24		1.24

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

11. Employee Stock Option Plans (continued)

                    Summaries of option activity under both the Incentra Option Plan and the 2006 Plan as of December 31, 2006, changes during the twelve months then ended, and status of non-vested options are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life

Balance January 1, 2006	2,217,016	$2.92	8.50
Granted	1,567,111	1.25	9.38
Exercised	—	—	—
Forfeited	(716,220)	3.03	8.11

Balance December 31, 2006	3,067,907	$2.04	9.36

Vested balance at December 31, 2006	1,149,209	$2.69	7.55

			Weighted Average Grant Date Fair Value

Non-vested options January 1, 2006	1,379,524	$2.42	$0.52
Granted	1,567,111	1.25	1.07
Vested	(580,731)	2.50	0.48
Forfeited	(447,206)	1.68	1.09

Non-vested options at December 31, 2006	1,918,698	$1.61	$0.85

                     As of December 31, 2006, there was $1.9 million of total unrecognized compensation expense related to the non-vested, share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.79 years. The total fair value of shares vested during the year ended December 31, 2006 was approximately $250,000. The intrinsic value of outstanding options was not material at December 31, 2006.

                     During the fourth quarter of 2006, we accelerated the vesting of 224,218 options issued to certain former employees of Front Porch. In addition, we modified the terms of 493,410 options issued to certain former employees of Front Porch from an exercise period of 90 days to 365 days from the date of the sale of Front Porch. This acceleration and modification of terms was accounted for in accordance with SFAS 123R resulting in an additional expense of $392,543 being recorded during the fourth quarter of 2006, which is included as a reduction in the gain from the sale of discontinued operations.

The Incentra of CO Plan

                    Prior to the Incentra of CO acquisition, Incentra of CO adopted and administered the Incentra of CO Plan for its employees, directors, consultants and other key persons. In connectio n with the Incentra of CO acquisition, no additional grants will be made under this plan; however, outstanding stock options issued pursuant to this plan may be exercised for unregistered common shares. As provided in the Incentra of CO acquisition agreement, upon the exercise of any outstanding options issued under this plan, we will issue 0.3089 shares of common stock for each share of Incentra of CO common stock that would have been issuable upon the exercise of such options.

                    The maximum number of shares of unregistered common stock available for issuance to eligible employees, consultants, and directors of the Company under the Incentra of CO Plan pursuant to options previously granted is 215,893 at December 31, 2006. Options to purchase our unregistered common stock are exercisable at a price as determined by the board of directors at the time the options were granted. Under the terms of the Incentra of CO Plan, no incentive stock options may be exercised more than 10 years from the date of grant, or when an employee owns more than 10% of our common stock, the incentive stock options may not be exercised more than five years from the date of grant. Options generally vested over a four-year period, 25% per year, commencing on the one-year anniversary of the grant and/or the employee hire date. Unless terminated or otherwise canceled under the plan provisions, the contractual life of all such options is no greater than ten years. Upon our adoption of SFAS 123R on January 1, 2006, substantially all outstanding options under The Incentra of Co Plan were fully vested.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

11. Employee Stock Option Plans (continued)

A summary of all activity in the Incentra of CO Plan is as follows:

	Number of options	Weighted average exercise price

Balance, December 31, 2004	219,601	$0.50
Granted	—	—
Exercised	(454)	0.30
Forfeited	(2,611)	0.26

Balance, December 31, 2005	216,536	0.45
Granted	—	—
Exercised	(458)	0.32
Forfeited	(185)	1.54

Balance, December 31, 2006	215,893	$0.45

	Outstanding options			Exercisable options

Exercise price	Shares under option	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares currently exercisable	Weighted average exercise price

0.32	206,581	6.12	$0.32	206,581	$0.32
3.24	9,282	7.12	3.24	5,433	3.24
16.20	30	5.31	16.19	30	16.19

	215,893	6.16	0.45	212,044	0.40

12. Warrants

                    In determining the fair value of warrants granted in 2006 and 2005, we utilized the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 4.82%, expected volatility of 113%, and expected lives of seven years.

At December 31, 2006, we had the following warrants outstanding for the purchase of our common stock:

Description	Expiration Date	Number of Shares Issuable	Exercise Price

Issued to original Front Porch Shareholders	March 31, 2007	30,000	$6.50
Issued to noteholder	December 31, 2007	22,500	$1.00
Issued to noteholder	May 1, 2008	10,000	$1.00
Issued to noteholder	May 1, 2008	50,000	$1.00
Issued in connection with debt issuance	May 13, 2011	517,850	$4.80
Issued to Laurus in exchange for liquidated damages	October 25, 2011	50,000	$5.00
Issued in exchange for services in financing transaction	January 10, 2008	20,274	$0.003
Issued to Laurus in exchange for liquidated damages	February 17, 2012	362,500	$2.60
Issued to Laurus in connection with debt issuance	June 30, 2012	400,000	$2.63
Issued to Laurus in connection with debt issuance	March 31, 2026	417,857	$0.001
Issued to noteholders	May 19, 2011	251,008	$1.40
Issued to noteholders	June 6, 2011	319,680	$1.40
Issued in connection with acquisition of allianceSoft	August 25, 2011	100,000	$1.40

Total warrants outstanding		2,551,669

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

12. Warrants (continued)

At December 31, 2006, we had the following warrants outstanding for the purchase of our Series A Convertible Preferred Stock:

Description	Expiration Date	Number of Shares Issuable	Exercise Price

Issued to lease holder in connection with equipment lease facility	November 20, 2010	6,954	$6.02
Issued in exchange for services in financing transaction	January 10, 2008	26,075	$10.35

Total warrants outstanding		33,029

13. Employee Contribution Plan

                    We sponsor a 401(k) Savings Plan (the “Plan”). The Plan is a defined contribution plan for all of our regular domestic employees who have attained at least 18 years of age. Employees who meet these requirements may become a participant in the Plan on the first day of the following month after meeting the eligibility requirements.

                    Participants may elect to make contributions ranging from 1% to 100% of their eligible compensation, subject to limitations based on provisions of the tax law. We may make a discretionary pretax matching contribution. The amount would be equal to a percentage determined annually by a Board of Directors’ resolution. To date, no matching contributions have been made.

                    Employee contributions are 100% vested. Contributions made by the company, when made, will be subject to the following vesting schedule: Up to one year of service, 40% vested; two years of service, 80% vested; three or more years of service, 100% vested.

14. Related-Party Transactions

                    Our Chairman of the Board and Chief Executive Officer (the “CEO”) is the founder and managing partner of Equity Pier LLC (“Equity Pier”). We leased office space from Equity Pier in 2006 and 2005. Total costs incurred under the leasing arrangement and associated expenses (utilities, supplies and insurance) amounted to $208,574 and $190,178, respectively.

                    During 2004, a former director of our company entered into a consulting agreement with us to provide consulting services in the broadcast industry. The agreement began on June 1, 2004 and expired on May 31, 2005. During 2005, we paid the director $13,274 in consulting fees and expenses.

                    There were no amounts payable under either arrangement at December 31, 2006.

15. Income Taxes

                    The domestic and foreign components of loss before income taxes for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005

Domestic	$(18,837,636)	$(13,648,811)
Discontinued Operations	16,327,807	(107,712)

Total	$(2,509,829)	$(13,756,523)

                    For the years ended December 31, 2006 and 2005, we recorded income tax expense of $323,321 and $469,034, respectively, related to discontinued operations. For 2006, the expense was solely related to the gain on the sale of the discontinued operations. We did not record any income tax expense related to continuing operations for either 2006 or 2005.

                    The income tax provision of $323,321 for the year ended December 31, 2006 is classified as a current payable. For the year ended December 31, 2005, we recorded deferred foreign income tax expense of $469,034 related to our French subsidiary, which is included in discontinued operations.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2006 and 2005

15. Income Taxes (continued)

                    The reconciliation between the federal statutory tax rate and the effective tax rate on losses from continuing operations for 2006 and 2005 is as follows:

	2006	2005

Expected tax benefit of federal stautory rate	(35.00)%	(35.00)%
Increase (reduction) resulting from:
State taxes, net of federal benefit	(4.65)%	(2.45)%
Effect of permanent differences	2.05%	17.66%
Valuation allowance and other	37.60%	19.79%

Effective income tax rate	0.00%	0.00%

                    At December 31, 2006, approximately $80.4 million of federal and $77.2 million of state operating loss carryforwards were available to offset future taxable income through the year 2026. These net operating loss carryforwards begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. As a result of a private placement in 2003 and a reverse acquisition in 2004, we believe that there are substantial limitations on the utilization of our net operating loss carry forwards. We have not prepared an analysis to determine if a change of ownership occurred or the effect on the utilization of the loss and credit carryforwards.

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

                    Significant components of our deferred tax assets and liabilities for federal and state income taxes consist of the following as of December 31, 2006:

Deferred tax assets:
Accrued liabilities	$595,719
Allowance for bad debt	280,658
Stock-based compensation	1,067,119
Capital loss carryforwards	6,079,122
Net operating loss carryforwards	32,718,443

Gross deferred tax assets	40,741,061

Deferred tax liabilities:
Property and equipment	(96,829)
Intangible assets	(8,181)

Gross deferred tax liabilities	(105,010)

Net deferred tax assets before valuation allowance	40,636.051

Valuation allowance	(40,636,051)

Deferred tax assets (liabilities), net	$—

                    We have recorded a valuation allowance against the entire deferred tax asset, as we do not consider the realization of this asset to be more likely than not. The valuation allowance increased by $2,315,591 during the year ended December 31, 2006.