Form 10-Q
period 2007-03-31
INCENTRA SOLUTIONS, INC.
filed 2007-05-08
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number 333-16031

INCENTRA SOLUTIONS, INC.
------------------------
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0793960 (I.R.S. Employer Identification No.)

1140 PEARL STREET
BOULDER, COLORADO 80302
-----------------------
(Address of principal executive offices)

(303) 449-8279
-------------
(Registrant's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [     ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filler, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). See definition of “large filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [     ] Accelerated Filer [     ] Non-accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [     ] No [X]

As of May 8, 2007, 13,079,218 shares of the issuer's common stock, $.001 par value per share, and 2,466,971 shares of the issuer's Series A preferred stock, $.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$291,383	$976,673
Accounts receivable, net of allowance for doubtful accounts of $345,284 and $702,700
at March 31, 2007 and December 31, 2006, respectively	18,656,227	16,132,341
Other current assets	4,720,031	5,184,722
Total current assets	23,667,641	22,293,736

Property and equipment, net	2,977,174	3,064,164
Capitalized software development costs, net	915,648	914,786
Intangible assets, net	2,161,972	2,301,267
Goodwill	16,868,562	16,936,715
Other assets	199,834	307,660
TOTAL ASSETS	$46,790,831	$45,818,328

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of notes payable, capital leases and other long-term obligations	$12,289,437	$8,498,168
Accounts payable	14,303,083	14,190,079
Accrued expenses and other	4,751,850	5,562,154
Current portion of deferred revenue	2,227,108	1,974,090
Total current liabilities	33,571,478	30,224,491

Notes payable, capital leases and other long-term obligations, net of current portion	517,186	819,083
Deferred revenue, net of current portion	136,476	161,999
TOTAL LIABILITIES	34,225,140	31,205,573

Commitments and contingencies

Series A convertible redeemable preferred stock, $.001 par value, $31,500,000 liquidation
preference, 2,500,000 shares authorized, 2,466,971 shares issued and outstanding	27,890,291	27,235,899

Shareholders' deficit:
Preferred stock, nonvoting, $.001 par value, 2,500,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 13,045,576 and 13,320,576 shares issued
and outstanding at March 31, 2007 and December 31, 2006, respectively	13,046	13,321
Additional paid-in capital	122,430,802	122,841,018
Accumulated deficit	(137,768,448)	(135,477,483)
TOTAL SHAREHOLDERS' DEFICIT	(15,324,600)	(12,623,144)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$46,790,831	$45,818,328

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

REVENUES:
Products	$20,482,322	$5,842,016
Services	4,490,378	2,519,870
TOTAL REVENUE	24,972,700	8,361,886

Cost of revenue:
Products	16,066,157	4,655,913
Services	3,070,905	1,942,375
Total cost of revenue	19,137,062	6,598,288

GROSS MARGIN	5,835,638	1,763,598

Selling, general and administrative	6,762,162	3,918,246
Stock-based compensation expense	439,434	366,880
Depreciation and amortization	331,424	133,345
	7,533,020	4,418,471

OPERATING LOSS FROM CONTINUING OPERATIONS	(1,697,382)	(2,654,873)

Other income (expense):
Interest income	5,825	134
Interest expense	(629,013)	(623,559)
Loss on early extinguishment of debt	-	(1,232,174)
Other (expense) income	(15,053)	9,841
Foreign currency transaction gain (loss)	30,654	(688)
	(607,587)	(1,846,446)

LOSS FROM CONTINUING OPERATIONS	(2,304,969)	(4,501,319)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	14,004	864,858

NET LOSS	(2,290,965)	(3,636,461)

Accretion of convertible redeemable preferred stock to redemption amount	(654,392)	(654,392)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,945,357)	$(4,290,853)

Weighted average number of common shares outstanding - basic and diluted	13,250,298	13,326,810

Basic and diluted net loss per share applicable to common
shareholders:
Loss from continuing operations	$(0.22)	$(0.39)
Income from discontinued operations	*	0.07
Net loss per share--basic and diluted	$(0.22)	$(0.32)

* Amount is less than $0.01 per share

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

			Additional	Accumulated
	Common stock		paid-in capital	deficit	Total
	Shares	Amount

Balances at January 1, 2007	13,320,576	$13,321	$122,841,018	$(135,477,483)	$(12,623,144)

Amortization of stock-based compensation expense	-	-	518,901	-	518,901
Accretion of convertible redeemable preferred stock to redemption amount			(654,392)	-	(654,392)
Return and retirement of common stock previously issued in acquisition
of Incentra NW	(275,000)	(275)	(274,725)	-	(275,000)
Net loss	-	-	-	(2,290,965)	(2,290,965)

Balances at March 31, 2007	13,045,576	$13,046	$122,430,802	$(137,768,448)	$(15,324,600)

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,290,965)	$(3,636,461)
Adjustments to reconcile loss to net cash used in continuing operating activities:
Income from discontinued operations, net of income taxes	(14,004)	(864,858)
Depreciation	493,418	357,681
Amortization of intangible assets and software development costs	300,842	284,269
Stock-based compensation expense	439,434	366,580
Non-cash interest expense	322,805	296,566
Non-cash loss on early extinguishment of debt	-	750,362
Bad debt expense	2,897	5,859
Changes in operating assets and liabilities:
Accounts receivable	(2,581,973)	1,311,047
Other current assets	464,691	86,006
Other assets	21,173	15,375
Accounts payable	113,005	(50,437)
Accrued expenses and other	(851,010)	(678,609)
Deferred revenue	426,201	70,817
Other liabilities	-	(4,213)
Net cash used in continuing operations	(3,153,486)	(1,690,016)
Net cash (used in) provided by discontinued operations	(284,338)	1,467,159
Net cash used in operating activities	(3,437,824)	(222,857)

Cash flows from investing activities:
Purchases of property and equipment	(424,842)	(491,128)
Capitalized software development costs	(143,995)	(161,196)
Other	68,086	42,910
Net cash used in continuing operations	(500,751)	(609,414)
Net cash used in discontinued operations	-	(327,168)
Net cash used in investing activities	(500,751)	(936,582)

Cash flows from financing activities:
Proceeds on line of credit, net	3,626,473	478,639
Proceeds on lease line of credit, net	4,565	414,514
Payments on capital leases, notes payable and other long-term liabilities	(377,753)	(394,484)
Net cash provided by continuing operations	3,253,285	498,699
Net cash used in discontinued operations	-	-
Net cash provided by financing activities	3,253,285	498,669

Effect of exchange rate changes on cash and cash equivalents (related to discontinued operations)	-	9,312

Net decrease in cash and cash equivalents	(685,290)	(651,458)

Cash and cash equivalents at beginning of period:
	976,673	1,108,642

Cash and cash equivalents at end of period:
	$291,383	$457,184

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$401,029	$326,993

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$259,216	$302,575

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. ORGANIZATION

          Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as "we", "us" or "our") was organized and incorporated in the state of Nevada. Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "ICNS." In 2005 and 2006, we completed four acquisitions: on February 18, 2005, we acquired Incentra of CA, Inc., formerly known as STAR Solutions of Delaware, Inc., a privately-held Delaware corporation ("Incentra of CA "); on March 30, 2005, we acquired PWI Technologies, Inc. (“Incentra NW”), a privately-held Washington corporation; on April 13, 2006, we acquired Network System Technologies, Inc., a privately-held Illinois corporation (“Incentra MW”); and on September 5, 2006, we acquired Tactix, Inc., a privately-held Oregon corporation (“Tactix”). We have included the results of operations for the four acquisitions in our consolidated financial statements since their acquisition dates.

          On July 31, 2006, we completed the sale of substantially all of the assets of Front Porch Digital, Inc. (“Front Porch”). The sale included all of the outstanding capital stock of our wholly-owned subsidiary in France, Front Porch Digital International, S.A.S. Front Porch provided archive solutions to broadcasters and media companies. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

          We market our complete storage solutions to service providers and enterprise clients under the trade name Incentra Solutions. All of our subsidiaries offer comprehensive storage services, including professional services, hardware/software procurement and resale, financing solutions, maintenance support services (first call) for third-party hardware and software maintenance, managed storage solutions, software and remote monitoring and management services. We focus on providing data protection solutions and services that ensure that our customers' data is backed-up and recoverable and that meet internal data retention compliance policies. Our remote monitoring and management services are delivered from our Storage Network Operations Center, which monitors and manages a multitude of diverse storage infrastructures on a 24x7 basis throughout the United States, Western Europe and Japan. Solutions are sold primarily to enterprise customers in the financial services, government, hospitality, retail, security, healthcare and manufacturing sectors. Our customers are primarily located in North America, Western Europe and Japan.

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

Basis of Presentation

          Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. The operations of Front Porch are presented retroactively for 2006 as discontinued operations. All significant intercompany items have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current presentation.

          The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. Except as described above, all such adjustments are of a normal recurring nature. The results for the three-months ended March 31, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on April 2, 2007.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (CONT’D)

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

          Since inception, we have incurred substantial operating losses and have a working capital deficit of $9.9 million and a shareholders' deficit of $15.3 million at March 31, 2007. We have funded these deficiencies by utilizing our existing lines of credit and long-term borrowings. We anticipate that we will continue to fund our working capital requirements from existing lines of credit and through increasing cash flows from our business operations. However, no assurance can be given that we will be successful in increasing cash flow from operations. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we are not successful in achieving such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

          Our 2007 operating plan, and the execution thereof, is focused on increasing revenue, controlling costs, and conserving cash. However, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. We believe that our cash and cash equivalents, working capital and access to current and potential lenders, will provide sufficient capital resources to fund our operations, debt service requirements, and working capital needs at least through December 31, 2007.

          We believe that cash flows from operations will provide our primary source of operating capital, as the operations acquired over the past two years continue to generate cash. In August 2007, we expect to receive approximately $2.5 million in cash from the release of the portion of the sale proceeds held in escrow from the sale of Front Porch in 2006. These funds will be immediately available for use in our operations. In addition, we expect to continue to have sufficient borrowings available to us under our revolving line of credit with Laurus.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A description of our significant accounting policies is included in our 2006 Annual Report on Form 10-KSB.

Stock-Based Compensation

          We account for all share-based payments in accordance with SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

          On January 1, 2006 (the first day of our 2006 fiscal year), we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In connection with our adoption of SFAS 123R, we applied the provisions of Staff Accounting Bulletin No. 107, which was issued by the SEC to provide interpretive guidance regarding application of SFAS 123R.

          We use the Black-Scholes option pricing model to calculate the grant date fair value of an award. The fair value of options granted during the three-month periods ended March 31, 2007 and 2006 were calculated using the following estimated weighted average assumptions:

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (CONT’D)

	Three Months Ended March 31,
	2007	2006

Stock options granted	291,700	50,000
Weighted-average exercise price	$1.04	$1.11
Weighted-average grant date fair value	$0.86	$0.95
Assumptions:
Expected volatility	104%	113%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	5.17%	4.62%
Dividend yield	-	-

          All of our employee options vest over three years, which is considered to be the requisite service period. We used the graded vesting attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on January 1, 2006, we changed to the straight-line attribution method to recognize expense for options granted after December 31, 2005. The expense associated with the unvested portion of the grants prior to the adoption of SFAS 123R will continue to be expensed using the graded vesting attribution method.

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

          Based on an analysis of historical forfeitures, we currently expect that approximately 85% of our options will actually vest and, therefore, we have applied a forfeiture rate of 5.0% per year to all unvested options as of March 31, 2007. This analysis will be re-evaluated periodically and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

          Expected volatilities are based on the historical volatility of the price of our common stock. The expected term of options is derived based on the sum of the vesting term plus the original option term, divided by two.

          Presented below are (i) summaries of option activity under the plans as of March 31, 2007, (ii) changes during the three months then ended and (iii) the status of non-vested options:

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (CONT’D)

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life

Balance at January 1, 2007	3,067,908	$2.04	9.36
Granted	291,700	1.04	10.00
Exercised	-	-	-
Forfeited	(359,294)	1.57	8.87

Balance at March 31, 2007	3,000,314	$1.98	8.26

Vested balance at March 31, 2007	1,393,354	$2.68	7.32

			Weighted
			Average
			Grant Date
			Fair Value

Non-vested options at January 1, 2007	1,804,953	$1.54	$1.76
Granted	291,700	1.04	0.86
Vested	(131,143)	2.45	1.78
Forfeited	(358,550)	1.56	1.29

Non-vested options at March 31, 2007	1,606,960	$1.37	$1.12

          As of March 31, 2007, there was $1.7 million of total unrecognized compensation expense related to the non-vested, share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.85 years. The total fair value of options vested during the three-month periods ended March 31, 2007 and 2006 was approximately $233,000 and $43,000, respectively. The intrinsic value of outstanding options was not material at March 31, 2007.

Recently Issued Accounting Pronouncements

          In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The effective date of this interpretation is for fiscal years beginning after December 15, 2006. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

          We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal and state tax examinations for 2003 through 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (CONT’D)

3. SALE OF FRONT PORCH DIGITAL, INC. AND DISCONTINUED OPERATIONS

          On July 31, 2006, we sold substantially all of the assets of our broadcast and media operations, Front Porch. The material assets owned and operated by Front Porch, all of which were transferred to the buyers in the sale, included, without limitation, all of the outstanding capital stock of Front Porch International SAS, its wholly-owned French subsidiary, its DIVArchive and Bitscream software and all intellectual property rights associated with that software and all tangible personal property, contracts and accounts receivable relating to Front Porch’s business.

          The purchase price was $33 million. Of such purchase price, $30.5 million was received in cash at the closing and $2.5 million was placed in escrow for one year to secure payment of any indemnification claims against us following the closing. This amount is expected to be released from escrow in August 2007 and is therefore included in other current assets at March 31, 2007.

          In addition to the purchase price payable at the closing, we may receive up to $5 million pursuant to an earn-out provision. Under the terms of the earn-out, we are entitled to receive an amount equal to 5% of Front Porch's gross software sales, net of customer discounts, for each of the years ending December 31, 2006, 2007 and 2008, not to exceed $5 million in the aggregate. We have accrued and included in other current assets $421,000 under this earn-out provision at March 31, 2007.

          The operating results from discontinued operations for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006

Total revenues	$-	$4,547,286
Cost of revenues	-	1,193,202

Gross profit	-	3,354,084
Operating expenses	-	2,321,358

Operating (loss) income	-	1,032,726
Other income (expense)	14,004	(73,529)

Income before income taxes	14,004	959,197
Income tax expense	-	(94,339)

Net income	$14,004	$864,858

4. PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

	March 31,	December 31,
	2007	2006

Computer equipment	$6,838,449	$6,492,675
Software	2,154,942	2,078,616
Leasehold improvements	127,499	119,540
Office furniture and equipment	202,832	185,192
	9,323,722	8,876,023
Less accumulated depreciation	6,346,548	5,811,859
	$2,977,174	$3,064,164

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (CONT’D)

5. ACCRUED EXPENSES AND OTHER

           Accrued expenses and other consists of the following:

	March 31,	December 31,
	2007	2006

Wages, benefits and payroll taxes	$2,386,814	$2,753,587
Professional fees	266,025	280,492
Customer deposits	422,236	364,796
Taxes, other than income taxes	535,145	738,210
Deferred rent	175,953	143,490
Other accrued payables	965,677	1,281,579

Total	$4,751,850	$5,562,154

6. NOTES PAYABLE, CAPITAL LEASES AND OTHER LONG-TERM OBLIGATIONS

The following is a summary of our long-term debt:

	March 31,	December 31,
	2007	2006

Laurus revolving line of credit (A)	$9,107,177	$5,378,114
Laurus convertible note (A)	988,155	1,108,254
Incentra MW note (B)	700,109	873,645
Convertible notes (C)	1,319,598	1,228,392
Capital leases (D)	691,584	700,074
Other obligations	-	28,772
	12,806,623	9,317,251
Less current portion	12,289,437	8,498,168

Long-term portion	$517,186	$819,083

           All of the long-term debt classified as non-current at March 31, 2007 and December 31, 2006 matures in 2008.

   (A)           Laurus Convertible Note and Line of Credit

          On February 6, 2006, we entered into a security agreement with Laurus pursuant to which Laurus agreed to provide us with a non-convertible revolving credit facility of up to $10 million (the "2006 Facility"). The term of the 2006 Facility is three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the prime rate plus 1%, subject to a floor of 7%. The initial draw under the 2006 Facility was $5.8 million and was used to repay indebtedness under a prior revolving loan facility with Laurus. Included in the loss on early extinguishment of debt for the three-month period ended March 31, 2006 was $1.2 million related to the refinancing of the prior revolving credit facility. As of March 31, 2007 and December 31, 2006, outstanding borrowings under the 2006 Facility amounted to $9.9 million and $6.3 million, respectively. We had $0.1 million of available borrowings under the 2006 Facility as of March 31, 2007.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (CONT’D)

          The 2006 Facility requires a lockbox arrangement whereby all receipts are to be swept daily to reduce borrowings outstanding under the 2006 Facility. This arrangement, combined with a Subjective Acceleration Clause (“SAC”) in the 2006 Facility, cause the 2006 Facility to be classified as a current liability, per guidance in EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

          On March 31, 2006, we consummated a private placement with Laurus pursuant to which we issued to Laurus a secured term note due May 31, 2009 in the principal amount of $1,750,000 (the "2006 Term Note") and a secured convertible term note due May 31, 2009 in the principal amount of $1,500,000 (the "2006 Convertible Note"). The 2006 Term Note was repaid on July 31, 2006. The 2006 Convertible Note provides for monthly payments of interest at a rate per annum equal to the prime rate plus 2%, subject to a floor of 9%. Monthly amortization of the principal amount of the 2006 Convertible Note commenced on August 1, 2006 at the rate of $46,875 per month. The principal and any earned but unpaid interest on the 2006 Convertible Note are convertible into shares of our common stock at a fixed conversion price of $1.40 per share, subject to certain standard antidilution adjustments. The conversion price exceeded the market price of our common stock on the date the 2006 Convertible Note was issued. At March 31, 2007, an amount of $1.1 million was outstanding under the 2006 Convertible Note.

          In connection with our financings with Laurus, we have issued to Laurus warrants to purchase up to 1,673,857 shares of our common stock at prices ranging from $.001 to $5.00 per share. The warrants expire between May 1, 2008 and March 31, 2026. In addition, an option to purchase 1,071,428 shares of our common stock at $.001 per share was issued to Laurus in connection with the 2006 Facility. The option expires on February 26, 2026 and is subject to certain volume limitations regarding exercise and sale of our common stock. Using the Black-Scholes model, the value of all warrants and the option issued to Laurus in 2006 approximated $1.7 million, which is being amortized to earnings as additional interest expense over the term of the related indebtedness. The unamortized balance of these deferred costs was $1.0 million and $1.1 million at March 31, 2007 and December 31, 2006, respectively. Borrowings outstanding at March 31, 2007 and December 31, 2006 under the 2006 Facility and the 2006 Convertible Note were net of the deferred financing costs associated with these borrowings.

          Our indebtedness to Laurus is secured by substantially all of our assets and is accompanied by substantially similar agreements governing registration rights, standard events of default provisions, typical remedies available to Laurus in the event of default, restrictions on the payment of dividends and other provisions standard in these types of arrangements.

   (B)           Incentra MW Note

          The Incentra MW Note accrues interest at an annual rate of 0.5%. The Incentra MW Note was discounted by $109,300 to reflect a fair value rate of interest of 8.75%. We are required to make eight equal payments of principal and interest in the amount of $190,190, the first payments of which were paid on July 15, September 1, December 1, 2006 and March 1, 2007, and the four remaining payments being due on the first day of June, September and December, 2007 and on March 1, 2008.

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

          The remaining Convertible Notes have a principal amount of $1,350,000, bear interest at an annual rate of 12% (subject to certain adjustments) and mature on June 6, 2007, when all principal and accrued interest are due. Absent early redemption (at our option and without penalty), the Convertible Notes and any accrued interest are convertible, at the option of the Purchasers, into fully paid and nonassessable shares of our common stock at a fixed conversion price of $1.40 per share (as adjusted for stock splits, stock dividends and the like, the "Conversion Price").

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED (CONT’D)

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

           In connection with the issuance of the Convertible Notes, we also issued to the Purchasers, warrants (the "Warrants") to purchase an aggregate of 570,688 shares of our common stock, at an exercise price $1.40 per share (subject to adjustment for stock splits, stock dividends and the like) expiring in May and June, 2011. Based upon the Black-Scholes model, we determined the value of all Warrants issued to be $651,474, which is being amortized over the term of the related Convertible Notes beginning in May 2006. In connection with the repayment of $1,060,000 in September 2006, $167,212 of the remaining unamortized value of the related Warrants was written off in September 2006.

   (D)           Capital Leases

           In November 2003, we entered into a capital lease line of credit agreement (the "Lease Line") for $1,500,000 with a third-party lender. Subsequent to that date, we entered into five amendments to the Lease Line which enabled us to draw an additional $2.5 million in total on the line for purchases through August 30, 2007. The amendments also grant to us a call option to purchase the equipment from the lessor for a nominal amount. The terms of the Lease Line (as amended) are for lease terms of 12-15 months with interest rates of 15%. At March 31, 2007 and December 31, 2006, the unpaid balance on the Lease Line was $673,413 and $661,662, respectively. As of March 31, 2007, substantially all of the remaining outstanding balance was due in 2007.

7. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          When used in this discussion, the word "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

          Our business and results of operations are affected by a wide variety of factors that could materially and adversely affect us and our operating results, including, but not limited to: (1) the availability of additional funds to enable us to successfully pursue our business plan; (2) the uncertainties related to the effectiveness of our technologies and the development of our products and services; (3) our ability to maintain, attract and integrate management personnel; (4) our ability to complete the development and continued enhancement of our products in a timely manner; (5) our ability to effectively market and sell our products and services to current and new customers; (6) our ability to negotiate and maintain suitable strategic partnerships, vendor relationships and corporate relationships; (7) the intensity of competition; (8) general economic conditions; and (9) our ability to successfully integrate acquisitions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

          Any forward-looking statements herein speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

          We supply a broad range of IT products and services to enterprises and service providers. We market our products and services to service providers and enterprise clients under the trade name Incentra Solutions. We deliver complete IT solutions and comprehensive storage services, including remote monitoring/management services, maintenance support services (first call) for third-party hardware and software maintenance, professional services, third-party hardware/software procurement and resale and financing solutions. We provide data protection solutions and services that ensure that our customers' data is backed-up and recoverable and meets internal data retention compliance policies. Our remote monitoring and management services are delivered from our Storage Network Operations Center ("NOC") in Broomfield, Colorado, which monitors and manages a wide spectrum of diverse storage infrastructures on a 24x7 basis throughout the United States, Western Europe and Japan. We deliver these services worldwide using our proprietary GridWorks Operations Support System, which enables automated remote monitoring and management of complete storage infrastructures and back-up applications. We provide outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized. We believe customers benefit from improved operating effectiveness with reduced operating costs and reductions in capital expenditures.

          For the three-month period ended March 31, 2007, revenues increased 199% to $25.0 million from $8.4 million for the comparable prior-year period. The significant growth in revenue was a result of the added sales of products and services from two acquisitions completed in 2006 and organic growth from our existing business. On a pro forma basis, assuming that the two acquisitions in 2006 occurred as of January 1, 2006, revenue for the three-month period ended March 31, 2007 increased to $25.0 million compared to $18.4 million in the previous year. The increase is attributed to organic growth associated with higher product sales in both the United States and in Western Europe compared to the prior year, as well as growth in services revenue in both regions. The organic growth rate in revenue was approximately 36%. For the three-month period ended March 31, 2007, our loss from continuing operations was $2.3 million, as compared to a loss from continuing operations of $4.5 million for the prior-year period. Included in the results for 2006 was a loss of $1.2 million on early extinguishment of debt.

          EBITDA is defined as earnings before interest, taxes, depreciation and amortization and cumulative effect of changes in accounting principles. Although EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (GAAP), we believe the use of the non-GAAP financial measure EBITDA enhances an overall understanding of our past financial performance and is a widely used measure of operating performance in practice. In addition, we believe the use of EBITDA provides useful information to the investor because EBITDA excludes significant non-cash interest and amortization charges related to our past financings that, when excluded, we believe produces more meaningful operating information. EBITDA also excludes depreciation and amortization expenses, which are significant due to four acquisitions completed since

2004. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure net loss before deemed dividends and accretion on preferred stock is set forth below.

EBITDA Reconciliation
All amounts in (000’s)

	Three Months Ended March 31,
	2007	2006
Loss from continuing operations before accretion of preferred stock	($2,305)	($4,501)
Depreciation and amortization	794	642
Interest, net (cash portion)	300	327
Interest expense (non-cash portion)	323	297
EBITDA loss from continuing operations	(888)	(3,235)

Loss on early extinguishment of debt	-	1,232
Non-cash stock based compensation	439	367

EBITDA loss from continuing operations, as adjusted	($449)	($1,636)

          We continue to invest in hardware and the development of our software and in data storage and other infrastructure equipment. During the three months ended March 31, 2007, we invested $0.1 million in software development and $0.4 million in data storage infrastructure.

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

Interim Financial Results

          Presented below are schedules showing condensed statement of operations categories and analyses of changes in those condensed categories. These schedules are derived from the unaudited condensed consolidated statements of operations and are prepared solely to facilitate the discussion of results of operations that follows. All dollar amounts are in thousands.

Results of Operations--Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended March 31,
			Increase
	2007	2006	(Decrease)

Gross margin-products	$4,416	$1,186	$3,230
Gross margin-services	1,419	578	841

Selling, general and administrative	(6,762)	(3,918)	(2,844)
Stock-based compensation	(439)	(367)	(72)
Depreciation and amortization	(331)	(133)	(198)

Interest expense	(629)	(624)	(5)
Loss on early extinguishment of debt	-	(1,232)	1,232
Other income, net	21	9	12
Loss from continuing operations	$(2,305)	$(4,501)	$2,196

Gross Margin—Products

          Gross margin arising from the sale of third-party products and maintenance contracts consisted of the following (in thousands):

	Three Months Ended March 31,

	2007	2006	Increase
Product revenue	$20,482	$5,842	$14,640

Cost of product revenue	16,066	4,656	11,410

Gross margin	$4,416	$1,186	$3,230

Gross margin %	21.6%	20.3%	1.3%

          The increase in the components of gross margin from sales of third-party products reflects the impact of the acquisitions in April 2006 of Network System Technologies, Inc. and in September 2006 of Tactix, Inc. (collectively, “the 2006 Acquisitions”), as well as organic growth in our domestic U.S. and international operations. The organic growth reflects our significant investments over the past year in sales and marketing, consisting of sales personnel, field sales engineering personnel, direct marketing and sales management tools.

          The increase in the gross margin percentage reflects a higher volume of revenue from sales of storage equipment and storage related solutions, and sales of products from a broader mix of manufacturers, some of which provide higher gross margin products.

Gross Margin—Services

          Gross margin arising from sales of services consisted of the following (in thousands):

	Three Months Ended March 31,

	2007	2006	Increase

Services revenue	$4,490	$2,520	$1,970

Cost of services revenue	3,071	1,942	1,129

Gross margin	$1,419	$578	$841

Gross margin %	31.6%	22.9%	8.7%

          The increase in the components of gross margin from sales of services primarily reflects the impact of our investment in sales and marketing and the addition of service offerings to the four businesses we acquired in 2005 and 2006. The increase in gross margin percentage reflects higher revenue from managed services (which allowed us to recover a greater portion of the fixed costs associated with delivery of this service) and professional services (which tend to have higher margins than other service offerings).

Operating Expenses

          The increase in selling, general and administrative expenses of $2,844,000 or 73%, reflects the 2006 acquisitions and the associated increase in personnel-related costs, as well as our investment in sales and marketing. In addition, we incurred higher sales commission expense, which was directly attributable to the increase in gross margins from sales of products and services. At March 31, 2007 and 2006, we had 197 and 136 employees, respectively.

          Stock-based compensation expense increased by $72,000, or 20%, as a result of a larger number of employees being compensated with stock options in 2007.

          Depreciation and amortization increased by $198,000, or 149%, primarily due to the additional amortization of intangible assets associated with the 2006 acquisitions. Amortization expense of customer relationships for the three-month periods ended March 31, 2007 and 2006 was $139,295 and $42,500, respectively.

Interest Expense

   Interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
			Increase
	2007	2006	(Decrease)

Cash	$306	$327	$(21)

Non-cash	323	297	26

Total	$629	$624	$5

Loss on Early Extinguishment of Debt

           Refinancing of the 2005 revolving credit facility during the first quarter of 2006 was accounted for as an early extinguishment of debt. Included in our total loss of $1,232,000 were non-cash charges related to the write-off of debt discount and deferred financing costs of $750,000.

Income from Discontinued Operations, Net of Income Taxes

          In July, 2006, we sold substantially all of the assets of our Front Porch division. Operations of Front Porch prior to the sale have been accounted for as discontinued operations. For 2007, income from discontinued operations represents revenue associated with the earn-out provision of the sale and expenses associated with post-closing settlement of liabilities in excess of amounts previously recorded.

Liquidity and Capital Resources

          We finance our operations through cash on-hand, borrowings under our non-convertible revolving credit facility with Laurus, payment terms provided by our major supplier and distributors, and equipment lease financing (see Note 6 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of our Notes Payable, Capital Leases, and Other Long-Term Obligations). At March 31, 2007, we had $291,000 of cash and cash equivalents, $100,000 of available borrowing capacity under our revolving credit facility, and $500,000 of available equipment financing under a committed leaseline facility. In addition, management believes that it has the ability to increase the size of our revolving credit facility and we have sufficient accounts receivable to support a higher level of borrowing availability, although no assurance can be given that we will be successful in increasing the size of our facility if and when we may need to.

          During the three months ended March 31, 2007, net cash used in operating activities was $3,153,000., reflecting the EBITDA loss of approximately $443,000 and an increase in receivables of $2,582,000 associated with the growth in revenue as well as a slow down in collections as we integrated systems among our acquired businesses. The integration efforts were completed near the end of the quarter, and a significant amount of the increase in receivables was collected subsequent to March 31, 2007. In addition, we have reviewed our policies for extension of credit as well as the adequacy of our bad debt reserves.

          Net cash used in investing activities was $501,000 for the three months ended March 31, 2007, consisting primarily of purchases of equipment and capitalized software development costs. The net cash used in operating and investing activities was provided by cash on-hand and borrowings under the revolving credit facility

          As part of our business strategy, we completed four acquisitions during 2005 and 2006 and will continue to evaluate new acquisitions during the next 12 months. Although we completed the sale of Front Porch, which provided a significant amount of cash, and we are experiencing success in the deployment of our marketing strategy for the sale and delivery of our software solutions, continuation of this success is contingent upon several factors, including the availability of cash resources, the prices of our products and services relative to those of our competitors, and general economic and business conditions, among others.

          Management believes cash and cash equivalents, available borrowings under our revolving credit facility and cash flow from operations and non-operating sources will provide us with sufficient capital resources to fund our operations, debt service requirements, and working capital needs for the next 12 months. There can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

          Exclusive of any acquisitions, we expect revenue in 2007 to be between $110 million and $120 million, or approximately 65% to 80% higher than revenue in 2006. In addition, we expect to generate positive cash flow for 2007. However, there can be no assurance that we will achieve the projected revenue amount or that we will generate positive cash flow for the year. Our actual financial results may differ materially from our stated plan of operations. Factors that may cause a change from our plan of operations to vary include, without limitation, decisions of our management and board of directors not to pursue our stated plan of operations based on its reassessment of the plan and general economic conditions. Additionally, there can be no assurance that our business will generate cash flows at or above current levels. Accordingly, we may choose to defer capital expenditures and extend vendor payments for additional cash flow flexibility.

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

          Since inception, we have incurred substantial operating losses and had a working capital deficit of $9.9 million and a shareholders' deficit of $15.3 million at March 31, 2007. We have funded these deficiencies by utilizing our existing lines of credit and long-term borrowings. We anticipate that we will continue to fund our working capital requirements from existing lines of credit and through increasing cash flows from our business operations. However, no assurance can be given that we will be successful in increasing cash flow from operations. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we are not successful in achieving such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

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

          We believe that cash flows from operations will provide our primary source of operating capital, as the operations acquired over the past two years continue to generate cash. In August 2007, we expect to receive approximately $2.5 million in cash from the release of the portion of the sale proceeds held in escrow from the sale of Front Porch in 2006. These funds will be immediately available for use in our operations. In addition, we expect to continue to have sufficient borrowings available to us under our revolving line of credit with Laurus.

Off-Balance Sheet Financing and Other Matters

          Our most significant off-balance sheet financing arrangements as of March 31, 2007 were non-cancellable operating lease arrangements primarily for office space, which have not changed significantly since December 31, 2006. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Critical Accounting Estimates

          We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP), which requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

  Those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made; and

  Those for which changes in the estimate or assumptions, or the use of different estimates and assumptions, could have a material impact on our consolidated results of operations or financial condition.

          Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgements, please see our Annual Report on Form 10-KSB for the year ended December 31, 2006. We have not changed these policies from those previously disclosed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our primary market risk is related to changes in interest rates. Of our total long-term debt of $12.9 million at March 31, 2007, $11.0 million is subject to floating interest rates ranging from the prime rate plus 1-2%, with floors ranging from 7-9%. The weighted average interest rate on this indebtedness was 10.15% at March 31, 2007. An adverse change of 100 basis points in this rate would result in additional, annual interest expense of $0.1 million based on the debt subject to floating interest rates outstanding on March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

          The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2007	INCENTRA SOLUTIONS, INC.

By:/s/ Thomas P. Sweeney III
-------------------------
Thomas P. Sweeney III
Chief Executive Officer
(principal executive officer)

By:/s/ Anthony DiPaolo
-------------------------
Anthony DiPaolo
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