Form 10-Q
period 2007-06-30
INCENTRA SOLUTIONS, INC.
filed 2007-08-07
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, 13,087,142 shares of the issuer's common stock, $.001 par value per share, and 2,466,971 shares of the issuer's Series A preferred stock, $.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31,
	June 30, 2007	2006
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$596,582	$976,673
Accounts receivable, net of allowance for doubtful accounts of $333,285 and $702,700
at June 30, 2007 and December 31, 2006, respectively	22,153,750	16,132,341
Other current assets	4,517,771	5,184,722
Total current assets	27,268,103	22,293,736

Property and equipment, net	2,866,521	3,064,164
Capitalized software development costs, net	966,192	914,786
Intangible assets, net	2,022,989	2,301,267
Goodwill	16,870,862	16,936,715
Other assets	338,003	307,660
TOTAL ASSETS	$50,332,670	$45,818,328

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of notes payable, capital leases and other long-term obligations	$12,756,992	$8,498,168
Accounts payable	18,205,436	14,190,079
Accrued expenses and other	4,680,754	5,562,154
Current portion of deferred revenue	3,566,831	1,974,090
Total current liabilities	39,210,013	30,224,491

Notes payable, capital leases and other long-term obligations, net of current portion	392,330	819,083
Deferred revenue, net of current portion	102,244	161,999
TOTAL LIABILITIES	39,704,587	31,205,573

Commitments and contingencies

Series A convertible redeemable preferred stock, $.001 par value, $31,500,000 liquidation
preference, 2,500,000 shares authorized, 2,466,971 shares issued and outstanding	28,544,683	27,235,899

Shareholders' deficit:
Preferred stock, nonvoting, $.001 par value, 2,500,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 13,087,142 and 13,320,576 shares issued
and outstanding at June 30, 2007 and December 31, 2006, respectively	13,087	13,321
Additional paid-in capital	122,515,987	122,841,018
Accumulated deficit	(140,445,675)	(135,477,483)
TOTAL SHAREHOLDERS' DEFICIT	(17,916,601)	(12,623,144)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$50,332,670	$45,818,328

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES:
Products	$25,434,609	$14,739,546	$45,916,929	$20,579,015
Services	5,374,324	3,362,707	9,864,702	5,882,577
TOTAL REVENUE	30,808,933	18,102,253	55,781,631	26,461,592

Cost of revenue:
Products	21,525,158	12,433,923	37,591,315	17,089,836
Services	3,393,339	2,262,237	6,464,245	4,204,612
Total cost of revenue	24,918,497	14,696,160	44,055,560	21,294,448

GROSS MARGIN	5,890,436	3,406,093	11,726,071	5,167,144

Selling, general and administrative	7,090,254	5,480,587	13,852,416	9,398,833
Stock-based compensation expense	383,560	468,452	822,994	835,332
Depreciation and amortization	273,145	134,774	604,570	268,119
	7,746,959	6,083,813	15,279,980	10,502,284

OPERATING LOSS FROM CONTINUING OPERATIONS	(1,856,523)	(2,677,720)	(3,553,909)	(5,335,140)

Other income (expense):
Interest income	5,279	205	11,105	339
Interest expense	(827,485)	(1,045,115)	(1,456,497)	(1,668,674)
Loss on early extinguishment of debt	-	-	-	(1,232,174)
Other (expense) income	(21,384)	23,828	(36,437)	33,669
Foreign currency transaction gain	18,304	18,239	48,957	17,551
	(825,286)	(1,002,843)	(1,432,872)	(2,849,289)

LOSS FROM CONTINUING OPERATIONS	(2,681,809)	(3,680,563)	(4,986,781)	(8,184,429)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	4,585	(465,805)	18,589	399,053

NET LOSS	(2,677,224)	(4,146,368)	(4,968,192)	(7,785,376)

Accretion of convertible redeemable preferred stock to redemption amount	(654,392)	(654,392)	(1,308,784)	(1,308,784)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,331,616)	$(4,800,760)	$(6,276,976)	$(9,094,160)

Weighted average number of common shares outstanding - basic and diluted	13,075,203	14,239,362	13,162,751	13,780,565

Basic and diluted net loss per share applicable to common shareholders:
Loss from continuing operations	$(0.26)	$(0.31)	$(0.48)	$(0.69)
(Loss) income from discontinued operations	*	(0.03)	*	0.03
Net loss per share--basic and diluted	$(0.26)	$(0.34)	$(0.48)	$(0.66)

* Amount is less than $0.01 per share

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

			Additional	Accumulated
	Common stock		paid-in capital	deficit	Total
	Shares	Amount

Balances at January 1, 2007	13,320,576	$13,321	$122,841,018	$(135,477,483)	$(12,623,144)

Amortization of stock-based compensation expense	-	-	902,462	-	902,462
Accretion of convertible redeemable preferred stock to redemption amount	-	-	(1,308,784)	-	(1,308,784)
Return and retirement of common stock previously issued in acquisition
of Incentra NW	(275,000)	(275)	(274,725)	-	(275,000)
Warrant issued to Laurus related to line of credit	-	-	342,756	-	342,756
Proceeds from exercise of employee stock options	41,566	41	13,260	-	13,301
Net loss	-	-	-	(4,968,192)	(4,968,192)

Balances at June 30, 2007	13,087,142	$13,087	$122,515,987	$(140,445,675)	$(17,916,601)

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,968,192)	$(7,785,376)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Income from discontinued operations, net of income taxes	(18,589)	(399,053)
Depreciation	860,740	728,067
Amortization of intangible assets and software development costs	620,682	320,270
Stock-based compensation expense	822,994	835,332
Amortization of debt issue costs	825,868	768,214
Non-cash loss on early extinguishment of debt	-	749,674
Bad debt expense	4,272	12,204
Changes in operating assets and liabilities:
Accounts receivable	(6,367,127)	1,086,160
Other current assets	(872,724)	140,220
Other assets	(1,376)	(40,544)
Accounts payable	4,007,908	(75,945)
Accrued liabilities	(1,001,640)	458,152
Deferred revenue	1,731,694	54,913
Other liabilities	-	182,227

Net cash used in continuing operations	(4,355,990)	(2,965,485)
Net cash provided by discontinued operations	6,503	977,892
Net cash used in operating activities	(4,348,987)	(1,987,593)

Cash flows from investing activities:
Purchases of property and equipment	(672,929)	(838,930)
Capitalized software development costs	(343,073)	(307,419)
Cash paid in acquisition of NST	-	(5,192,858)
Other	65,724	42,781

Net cash used in continuing operations	(950,278)	(6,296,426)
Net cash provided by (used in) discontinued operations	1,500,000	(616,613)
Net cash provided by (used in) investing activities	549,722	(6,913,039)

Cash flows from financing activities:
Proceeds on line of credit, net	4,391,103	3,895,096
Proceeds from acquisition term notes	-	3,250,000
Proceeds from convertible notes	-	2,410,000
Proceeds from exercise of employee stock options	13,301	-
Payment of debt issue costs	(270,000)	-
Payments on capital leases, notes payable and other long-term liabilities, net	(715,230)	(130,153)

Net cash provided by continuing operations	3,419,174	9,424,943
Net cash used in discontinued operations	-	-
Net cash provided by financing activities	3,419,174	9,424,943

Effect of exchange rate changes on cash and cash equivalents (related to discontinued operations)	-	291,364

Net (decrease) increase in cash and cash equivalents	(380,091)	815,675

Cash and cash equivalents at beginning of period:	976,673	1,108,642

Cash and cash equivalents at end of period:	$596,582	$1,924,317

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$619,524	$900,121

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$163,432	$220,414
Net liabilities acquired in NST acquisition, excluding cash	$-	$958,490

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

          We market our complete storage solutions to service providers and enterprise clients under the trade name Incentra Solutions. All of our subsidiaries offer comprehensive storage services, including professional services, hardware/software procurement and resale, financing solutions, maintenance support services (first call) for third-party hardware and software maintenance, managed storage solutions, software and remote monitoring and management services. We focus on providing data protection solutions and services that ensure that our customers' data is backed-up and recoverable and that meet internal data retention compliance policies. Our remote monitoring and management services are delivered from our Storage Network Operations Center, which monitors and manages a multitude of diverse storage infrastructures on a 24x7 basis throughout the United States and Western Europe. Solutions are sold primarily to enterprise customers in the financial services, government, hospitality, retail, security, healthcare and manufacturing sectors. Our customers are primarily located in North America, Western Europe and Japan.

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

Basis of Presentation

          Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. The operations of Front Porch are presented retroactively for 2006 as discontinued operations. All significant intercompany items have been eliminated in consolidation. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

          The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. Except as described above, all such adjustments are of a normal recurring nature. The results for the six-months ended June 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on April 2, 2007.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT'D)

Management’s Plans

          We are subject to various risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies in the rapidly evolving market for technology-based products and services. Such risks and uncertainties include, but are not limited to, our limited operating history, need for additional capital, a volatile business and technological environment, an evolving business model, and the management of expected growth. To address these risks, we must, among other things, gain access to capital in amounts and on terms acceptable to us, maintain and increase our customer base, implement and successfully execute our business strategy, continue to enhance our technology, provide superior customer service, and attract, retain and motivate qualified personnel and maintain and expand our relationships with vendors and distributors of products that we resell. There can be no assurance that we will be successful in addressing such risks.

          Since inception, we have incurred substantial operating losses and have a working capital deficit of $11.9 million and a shareholders' deficit of $17.9 million at June 30, 2007. We have funded these deficiencies by utilizing our existing lines of credit and long-term borrowings. We anticipate that we will continue to fund our working capital requirements from existing lines of credit and through increasing cash flows from our business operations. However, no assurance can be given that we will be successful in increasing cash flow from operations. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we are not successful in achieving such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

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

          We believe that cash flows from operations will provide our primary source of operating capital, as the operations acquired over the past two years continue to generate cash. During June 2007, we collected $1.6 million in cash, including $87,000 of interest, from the release of a portion of the sale proceeds held in escrow from the sale of Front Porch in 2006, and expect to collect the remaining $1.0 million in August 2007. These funds will be immediately available for use in our operations. In addition, we expect to continue to have sufficient borrowings available to us under our revolving line of credit with Laurus.

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

          On January 1, 2006, we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In connection with our adoption of SFAS 123R, we applied the provisions of Staff Accounting Bulletin No. 107, which was issued by the SEC to provide interpretive guidance regarding application of SFAS 123R.

          We use the Black-Scholes option pricing model to calculate the grant date fair value of an award. The fair value of options granted during the six-month periods ended June 30, 2007 and 2006 were calculated using the following estimated weighted average assumptions:

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT'D)

	Six Months Ended June 30,
	2007	2006

Stock options granted	665,700	1,254,611
Weighted-average exercise price	$1.02	$1.29
Weighted-average grant date fair value	$0.83	$1.10
Assumptions:
Expected volatility	102%	112%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	5.01%	4.79%
Dividend yield	-	-

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

          Based on an analysis of historical forfeitures, we currently expect that approximately 85% of our options will actually vest and, therefore, we have applied a forfeiture rate of 5.0% per year to all unvested options as of June 30, 2007. This analysis will be re-evaluated periodically and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

          Expected volatilities are based on the historical volatility of the price of our common stock. The expected term of options is derived based on the sum of the vesting term plus the original option term, divided by two.

          We currently have three employee stock option plans—one plan that was originally established under Incentra of CO (the “Incentra of CO Plan”), a plan that was originally established under Front Porch (the “Incentra Option Plan”), and the Incentra Solutions, Inc. 2006 Stock Option Plan (the “2006 Plan” ), which was adopted on May 4, 2006. As of the date of the Incentra of CO acquisition, we adopted the Incentra Option Plan.

          Presented below are (i) summaries of option activity under Incentra Option Plans as of June 30, 2007, (ii) changes during the six months then ended and (iii) the status of non-vested options:

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT'D)

The 2006 Plan and the Incentra Option Plan:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life

Balance at January 1, 2007	3,067,907	$2.04	8.43
Granted	665,700	1.02	9.77
Exercised	-	-	-
Forfeited	(538,855)	2.01	8.28

Balance at June 30, 2007	3,194,752	$1.80	8.30

Vested balance at June 30, 2007	1,561,747	$2.44	7.37

			Weighted
			Average
			Grant Date
			Fair Value

Non-vested options at January 1, 2007	1,804,953	$1.54	$1.76
Granted	665,700	1.02	0.83
Vested	(460,004)	2.01	1.57
Forfeited	(377,644)	1.55	1.28

Non-vested options at June 30, 2007	1,633,005	$1.20	$0.98

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT'D)

The Incentra of CO Plan as of June 30, 2007 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life

Balance at January 1, 2007	215,893	$0.45	6.16
Granted	-	-	-
Exercised	(41,566)	0.32	5.62
Forfeited	(1,593)	1.64	6.12

Balance at June 30, 2007	172,734	$0.47	5.67

Vested balance at June 30, 2007	171,444	$0.45	5.66

			Weighted
			Average
			Grant Date
			Fair Value

Non-vested options at January 1, 2007	3,849	$3.24	$4.08
Granted	-	-	-
Vested	-	-	-
Forfeited	(2,559)	3.24	4.08

Non-vested options at June 30, 2007	1,290	$3.24	$4.08

          As of June 30, 2007, there was $1.6 million of total unrecognized compensation expense related to the non-vested, share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of two years. The total fair value of options vested during the six-month periods ended June 30, 2007 and 2006 was approximately $724,000 and $86,000, respectively. The intrinsic value of outstanding options was $98,000 at June 30, 2007.

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

          We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal and state tax examinations for 2003 through 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or six months ended June 30, 2007.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT'D)

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

          The purchase price was $33 million. Of such purchase price, $30.5 million was received in cash at the closing and $2.5 million was placed in escrow for one year to secure payment of any indemnification claims against us following the closing. During June 2007, $1.6 million, including $87,000 of interest, was released from escrow with the remaining $1.0 million expected to be released in August 2007 and is therefore included in other current assets at June 30, 2007.

          In addition to the purchase price payable at the closing, we may receive up to $5 million pursuant to an earn-out provision. Under the terms of the earn-out, we are entitled to receive an amount equal to 5% of Front Porch's gross software sales, net of customer discounts, for each of the years ending December 31, 2006, 2007 and 2008, not to exceed $5 million in the aggregate. We have accrued and included in other current assets $178,000 under this earn-out provision at June 30, 2007 that was earned in 2006.

          The operating results from discontinued operations were as follows for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total revenues	$-	$3,886,017	$-	$8,435,848
Cost of revenues	-	1,705,400	-	2,900,167

Gross profit	-	2,180,617	-	5,535,681
Operating expenses	-	2,421,249	-	4,743,586

Operating income (loss)	-	(240,632)	-	792,095
Other income (expense)	4,585	9,242	18,589	(64,287)

Income (loss) before income taxes	4,585	(231,390)	18,589	727,808
Income tax expense	-	(234,415)	-	(328,755)

Net income (loss)	$4,585	$(465,805)	$18,589	$399,053

4.      PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

	June 30,	December 31,
	2007	2006

Computer equipment	$7,031,879	$6,492,675
Software	2,232,642	2,078,616
Leasehold improvements	134,744	119,540
Office furniture and equipment	204,007	185,192
	9,603,272	8,876,023
Less accumulated depreciation	6,736,751	5,811,859
	$2,866,521	$3,064,164

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT'D)

5.      ACCRUED EXPENSES AND OTHER

          Accrued expenses and other consists of the following:

	June 30,	December 31,
	2007	2006

Wages, benefits and payroll taxes	$2,420,531	$2,753,587
Professional fees	231,445	280,492
Customer deposits	337,341	364,796
Taxes, other than income taxes	425,825	738,210
Deferred rent	164,207	143,490
Interest payable	249,392	145,564
Other accrued payables	852,013	1,136,015

Total	$4,680,754	$5,562,154

6.      NOTES PAYABLE, CAPITAL LEASES AND OTHER LONG-TERM OBLIGATIONS

          The following is a summary of our long-term debt:

	June 30,	December 31,
	2007	2006

Laurus revolving line of credit (A)	$9,731,638	$5,378,114
Laurus convertible note (A)	868,058	1,108,254
Incentra MW note (B)	525,978	873,645
Convertible notes (C)	1,350,000	1,228,392
Capital leases (D)	673,648	700,074
Other obligations	-	28,772
	13,149,322	9,317,251
Less current portion	12,756,992	8,498,168

Long-term portion	$392,330	$819,083

     (A)      Laurus Convertible Note and Line of Credit

          On February 6, 2006, we entered into a security agreement with Laurus pursuant to which Laurus agreed to provide us with a non-convertible revolving credit facility of up to $10 million (the "2006 Facility"). The term of the 2006 Facility is three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the prime rate plus 1%, subject to a floor of 7%. The initial draw under the 2006 Facility was $5.8 million and was used to repay indebtedness under a prior revolving loan facility with Laurus. Included in the loss on early extinguishment of debt for the six-month period ended June 30, 2006 was $1.2 million related to the refinancing of the prior revolving credit facility. During June 2007, the available revolving credit line on the 2006 Facility was increased from $10 million to $15 million. In consideration for the increase, we issued Laurus a common stock purchase warrant to purchase 360,000 shares of our common stock at an exercise price of $0.01 per share. The warrant was valued at $343,000 using the Black-Scholes model and is being amortized to earnings as additional interest expense over the term of the debt (through February 2009). As of June 30, 2007 and December 31, 2006, outstanding borrowings under the 2006 Facility amounted to $10.8 million and $6.3 million, respectively. We had $4.2 million of available borrowings under the 2006 Facility as of June 30, 2007.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT'D)

          The 2006 Facility requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding under the 2006 Facility. This arrangement, combined with a Subjective Acceleration Clause (“SAC”) in the 2006 Facility, cause the 2006 Facility to be classified as a current liability, per guidance in EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

          On March 31, 2006, we consummated a private placement with Laurus pursuant to which we issued to Laurus a secured term note due May 31, 2009 in the principal amount of $1,750,000 (the "2006 Term Note") and a secured convertible term note due May 31, 2009 in the principal amount of $1,500,000 (the "2006 Convertible Note"). The 2006 Term Note was repaid on July 31, 2006. The 2006 Convertible Note provides for monthly payments of interest at a rate per annum equal to the prime rate plus 2%, subject to a floor of 9%. Monthly amortization of the principal amount of the 2006 Convertible Note commenced on August 1, 2006 at the rate of $46,875 per month. The principal and any earned but unpaid interest on the 2006 Convertible Note are convertible into shares of our common stock at a fixed conversion price of $1.40 per share, subject to certain standard antidilution adjustments. The conversion price exceeded the market price of our common stock on the date the 2006 Convertible Note was issued. At June 30, 2007, an amount of $1.0 million was outstanding under the 2006 Convertible Note.

          In connection with our financings with Laurus, we have issued to Laurus, warrants to purchase up to 2,033,857 shares of our common stock at prices ranging from $.001 to $5.00 per share. The warrants expire between May 1, 2008 and June 30, 2027. In addition, an option to purchase 1,071,428 shares of our common stock at $.001 per share was issued to Laurus in connection with the 2006 Facility. The option expires on February 26, 2026 and is subject to certain volume limitations regarding exercise and sale of our common stock. Using the Black-Scholes model, the value of all warrants and the option issued to Laurus approximated $2.0 million, which is being amortized to earnings as additional interest expense over the term of the related indebtedness. The unamortized balance of these deferred costs was $0.9 million and $1.1 million at June 30, 2007 and December 31, 2006, respectively. Borrowings outstanding at June 30, 2007 and December 31, 2006 under the 2006 Facility and the 2006 Convertible Note were net of the deferred financing costs associated with these borrowings.

          Our indebtedness to Laurus is collateralized by substantially all of our assets and is accompanied by substantially similar agreements governing registration rights, standard events of default provisions, typical remedies available to Laurus in the event of default, restrictions on the payment of dividends and other provisions standard in these types of arrangements.

     (B)      Incentra MW Note

          The Incentra MW Note accrues interest at an annual rate of 0.5%. The Incentra MW Note was discounted by $109,300 to reflect a fair value rate of interest of 8.75%. We are required to make eight equal payments of principal and interest in the amount of $190,190, the first payments of which were paid on July 15, 2006, September 1, 2006, December 1, 2006, March 1, 2007, and June 1, 2007, with the three remaining payments being due on the first day of September and December 2007 and on March 1, 2008.

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

          The remaining Convertible Notes have a principal amount of $1,350,000, bear interest at an annual rate of 12% (subject to certain adjustments) and had initial maturity dates in June and July 2007. During July 2007, the maturity dates were extended to December 31, 2007. All other terms of the Convertible Notes remain as previously disclosed. Absent early redemption (at our option and without penalty), the Convertible Notes and any accrued interest are convertible, at the option of the Purchasers, into fully paid and non-assessable shares of our common stock at a fixed conversion price of $1.40 per share (as adjusted for stock splits, stock dividends and the like, the "Conversion Price").

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT'D)

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

          In connection with the issuance of the Convertible Notes, we also issued to the Purchasers, warrants (the "Warrants") to purchase an aggregate of 570,688 shares of our common stock, at an exercise price $1.40 per share (subject to adjustment for stock splits, stock dividends and the like) expiring in May and June 2011. Based upon the Black-Scholes model, we determined the value of all Warrants issued to be $651,474, which has been fully amortized to interest expense through the initial maturity date (June 2007).

     (D)      Capital Leases

In November 2003, we entered into a capital lease line of credit agreement (the "Lease Line") for $1,500,000 with a third-party lender. Subsequent amendments to the Lease Line enabled us to draw an additional $2.5 million in total on the line for purchases through August 30, 2007, of which $0.2 million remains available as of June 30, 2007. The amendments also grant us a call option to purchase the equipment from the lessor for a nominal amount. The terms of the Lease Line (as amended) are for lease terms of 12-15 months with interest rates of 15%. At June 30, 2007 and December 31, 2006, the unpaid balance on the Lease Line was $649,727 and $661,662, respectively. As of June 30, 2007, substantially all of the remaining outstanding balance was due in 2007.

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

          For the three and six month periods ended June 30, 2007, revenues were $30.8 and $55.8 million, increasing by 70% and 111% over the amounts for the respective periods of 2006. The significant growth in revenue was a result of the added sales of products and services from two acquisitions completed in 2006 and organic growth from our existing business. On a pro forma basis, assuming that the two acquisitions in 2006 occurred as of January 1, 2006, revenue from the three and six month periods ended June 30, 2007 increased by 32% and 34%, respectively. The increase is attributable to organic growth associated with higher product and services sales in both the United States and Western Europe compared with the prior year. For the three and six month periods ended June 30, 2007, our loss from continuing operations was $2.7 and $5.0 million, respectively, as compared to a loss from continuing operations for the prior year periods of $3.7 and $8.2 million, respectively. Included in the results for the six months ended 2006 was a loss of $1.2 million on early extinguishment of debt.

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

EBITDA Reconciliation
All amounts in (000’s)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss from continuing operations before
accretion of preferred stock	$(2,682)	$(3,681)	$(4,987)	$(8,184)
Depreciation and amortization	687	556	1,481	1,048
Interest expense, net (cash portion)	319	574	619	901
Interest expense (non-cash portion)	503	471	826	768
EBITDA loss from continuing operations	(1,173)	(2,080)	(2,061)	(5,467)

Loss on early extinguishment of debt	-	-	-	1,232
Non-cash stock-based compensation	384	468	823	835

EBITDA loss from continuing operations, as adjusted	$(789)	$(1,612)	$(1,238)	$(3,400)

          We continue to invest in hardware and the development of our software and in data storage and other infrastructure equipment. During the six months ended June 30, 2007, we invested $0.3 million in software development and $0.7 million in data storage infrastructure.

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

Results of Operations--Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended June 30,
			Increase
	2007	2006	(Decrease)

Gross margin-products	$3,910	$2,306	$1,604
Gross margin-services	1,981	1,101	880

Selling, general and administrative	(7,090)	(5,481)	(1,609)
Stock-based compensation	(384)	(468)	84
Depreciation and amortization	(273)	(135)	(138)

Interest expense, net	(822)	(1,045)	223
Other income, net	(4)	41	(45)
Loss from continuing operations	$(2,682)	$(3,681)	$999

Results of Operations--Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Six Months Ended June 30,
			Increase
	2007	2006	(Decrease)
Gross margin-products	$8,326	$3,489	$4,837
Gross margin-services	3,401	1,678	1,723

Selling, general and administrative	(13,852)	(9,399)	(4,453)
Stock-based compensation	(823)	(835)	12
Depreciation and amortization	(605)	(268)	(337)

Interest expense, net	(1,445)	(1,669)	224
Loss on early extinguishment of debt	-	(1,232)	1,232
Other income, net	11	52	(41)
Loss from continuing operations	$(4,987)	$(8,184)	$3,197

Gross Margin—Products

          Gross margin arising from the sale of third-party products and maintenance contracts for the three months ended June 30, 2007 and 2006 consisted of the following (in thousands):

	Three Months Ended June 30,

	2007	2006	Increase
Product revenue	$25,435	$14,740	$10,695

Cost of product revenue	21,525	12,434	9,091

Gross margin	$3,910	$2,306	$1,604

Gross margin %	15.4%	15.6%	(0.3%	)

          The increase in the components of gross margin from sales of third-party products reflects the impact of the acquisition in September 2006 of Tactix, Inc., as well as organic growth in our domestic U.S. and international operations.

The organic growth reflects our significant investments over the past year in sales and marketing, consisting of sales personnel, field sales engineering personnel, direct marketing and sales management tools.

          The decrease in the gross margin percentage reflects an increase in sales of third party maintenance contracts in the 2007 period which generally produce lower gross margin percentages. This decrease was offset by a higher volume of revenue from sales of storage equipment and storage related solutions, and sales of products from a broader mix of manufacturers, some of which provide higher gross margin products.

          Gross margin arising from the sale of third-party products and maintenance contracts for the six months ended June 30, 2007 and 2006 consisted of the following (in thousands):

	Six Months Ended June 30,

	2007	2006	Increase
Product revenue	$45,917	$20,579	$25,338

Cost of product revenue	37,591	17,090	20,501

Gross margin	$8,326	$3,489	$4,837

Gross margin %	18.1%	17.0%	1.4%

          The higher gross margin percentage again reflects a higher volume of revenue from sales of storage equipment and storage related solutions, and sales of products from a broader mix of manufacturers, some of which provide higher gross margins.

          Gross Margin—Services

          Gross margin arising from sales of services for the three months ended June 30, 2007 and 2006 consisted of the following (in thousands):

	Three Months Ended June 30,

	2007	2006	Increase
Services revenue	$5,374	$3,363	$2,012

Cost of services revenue	3,393	2,262	1,131

Gross margin	$1,981	$1,101	$881

Gross margin %	36.9%	32.7%	4.2%

          The increase in the components of gross margin from sales of services primarily reflects the impact of our investment in extending and developing additional service offerings to the four businesses we acquired in 2005 and 2006. The costs associated with these efforts primarily include additional personnel related costs, training and travel. The increase in gross margin percentage reflects higher revenue from managed services (which allowed us to recover a greater portion of the fixed costs associated with delivery of this service) and professional services (which tend to have higher margins than other service offerings).

          Gross margin arising from sales of services for the six months ended June 30, 2007 and 2006 consisted of the following (in thousands):

	Six Months Ended June 30,

	2007	2006	Increase
Services revenue	$9,865	$5,883	$3,982

Cost of services revenue	6,464	4,205	2,259

Gross margin	$3,401	$1,678	$1,723

Gross margin %	34.5%	28.5%	6.0%

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

Operating Expenses

          The increase in selling, general and administrative expenses of $1.6 million, or 29%, for the three months ended June 30, 2006 and 2007, reflects the acquisition of Tactix in September 2006 and the associated increase in personnel-related costs, as well as our investment in sales and marketing. In addition, we incurred higher sales commission expense, which was directly attributable to the increase in gross margins from sales of products and services. The increase in selling, general and administrative expenses of $4.5 million, or 48%, for the six months ended June 30, 2007 and 2006 is attributable to the acquisitions of both Tactix in September 2006 and Incentra MW in April 2006, and the associated increase in personnel-related costs, as well as our investment in sales and marketing. At June 30, 2007 and 2006, we had 203 and 149 employees, respectively. As of July 30, 2007, we had 202 employees.

          Stock-based compensation expense decreased by $84,000, or 18%, for the three months ended June 30, 2007 and 2006. Stock-based compensation expense decreased by $12,000, or 1%, for the six months ended June 30, 2007 and 2006. Both of these decreases were a result of an increase in forfeitures in 2006 versus prior years resulting in a reduction of expense for grants made prior to 2006.

          For the three months ended June 30, 2007 and 2006, depreciation and amortization increased by $138,000, or 103%. For the six months ended June 30, 2007 and 2006, depreciation and amortization increased by $337,000, or 125%. These increases were primarily due to the additional amortization of intangible assets associated with the 2006 acquisitions. Amortization expense of customer relationships for the six-month periods ended June 30, 2007 and 2006 was $278,278 and $252,330, respectively.

Interest Income and Expense

Interest income and expense for the three months ended June 30, 2007 and 2006 consisted of the following (in thousands):

	Three Months Ended June 30,

	2007	2006	Decrease
Cash	$324	$574	$(250)

Non-cash	503	471	32

Total interest expense	827	1,045	(218)

Less: interest income	5	-	5

	$822	$1,045	$(223)

For the three and six months ended June 30, 2007, interest expense decreased compared to the year earlier periods primarily as a result of the payoff of two term notes in July 2006, as well as the reduction in amortization of deferred financing costs.

Interest income and expense for the six months ended June 30, 2007 and 2006 consisted of the following (in thousands):

	Six Months Ended June 30,

	2007	2006	Decrease
Cash	$630	$901	$(271)

Non-cash	826	768	58

Total interest expense	1,456	1,669	(213)

Less: interest income	11	-	11

	$1,445	$1,669	$(224)

           For the three and six months ended June 30, 2007, non-cash related interest expense increased compared to the year earlier. This increase is a result of incurring $350,000 of costs related to the preparation and filing of a resale registration statement with the SEC relating to common stock underlying convertible debt securities, warrants and options issued in private placements. Accordingly, we expensed $288,000 of these costs consisting of printing, legal and accounting fees incurred for registering these new securities and charged this amount to interest expense.

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

Liquidity and Capital Resources

          We finance our operations through cash on-hand, borrowings under our non-convertible revolving credit facility with Laurus, payment terms provided by our major suppliers and distributors, and equipment lease financing (see Note 6 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of our Notes Payable, Capital Leases, and Other Long-Term Obligations). During June 2007, the available revolving credit facility was increased from $10 million to $15 million. During July 2007, we extended the maturity dates on the Convertible Notes to December 2007. In addition, during June 2007, the company received $1.6 million that was being held in escrow associated with the sale of Front Porch, including $87,000 of interest. An additional $1.0 million remains in escrow as of June 30, 2007. At June 30, 2007, we had $0.6 million of cash and cash equivalents, $4.2 million of available borrowing capacity under our revolving credit facility, and $200,000 of available equipment financing under a committed leaseline facility. In addition, management believes that it has the ability to increase the size of the existing revolving credit facility as there are sufficient accounts receivable to support a higher level of borrowing availability. Accounts receivable consisting primarily of trade accounts, increased to $22.2 million at June 30, 2007 compared to $16.1 million at December 31, 2006 as a result of the growth in revenue. However, no assurance can be given that we will be successful in increasing the size of our facility if and when we may need to.

          During the six months ended June 30, 2007, net cash used in operating activities was $4,349,000, reflecting the EBITDA loss of approximately $1,238,000 and an increase in receivables of $6,367,000 associated with the growth in revenue. In addition, we have reviewed our policies for extension of credit as well as the adequacy of our bad debt reserves.

          Net cash provided by investing activities was $550,000 for the six months ended June 30, 2007, consisting primarily of receipts of escrowed funds related to the Front Porch sale and purchases of equipment and capitalized software development costs. The net cash used in operating and investing activities was provided by cash on-hand and borrowings under the revolving credit facility.

          As part of our business strategy, we completed four acquisitions during 2005 and 2006 and will continue to evaluate new acquisitions during the next 12 months. Although we completed the sale of Front Porch, which provided a significant amount of cash, and we are experiencing success in the deployment of our marketing strategy for the sale and delivery of our software solutions, continuation of this success is contingent upon several factors, including the availability of cash resources, the prices of our products and services relative to those of our competitors, the maintenance of satisfactory agreements with our suppliers and distributors of products that we resell and general economic and business conditions, among others.

          We believe cash and cash equivalents, available borrowings under our revolving credit facility and cash flow from operations and non-operating sources will provide us with sufficient capital resources to fund our operations, debt service requirements, and working capital needs for the next 12 months. There can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

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

Management’s Plans

          We are subject to various risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies in the rapidly evolving market for technology-based products and services. Such risks and uncertainties include, but are not limited to, our limited operating history, need for additional capital, a volatile business and technological environment, an evolving business model, and the management of expected growth. To address these risks, we must, among other things, gain access to capital in amounts and on terms acceptable to us, maintain and increase our customer base, implement and successfully execute our business strategy, continue to enhance our technology, provide superior customer service, and attract, retain and motivate qualified personnel and maintain and expand our relationships with vendors and distributors of products that we resell. There can be no assurance that we will be successful in addressing such risks.

          Since inception, we have incurred substantial operating losses and have a working capital deficit of $11.9 million and a shareholders' deficit of $17.9 million at June 30, 2007. We have funded these deficiencies by utilizing our existing lines of credit and long-term borrowings. We anticipate that we will continue to fund our working capital requirements from existing lines of credit and through increasing cash flows from our business operations. However, no assurance can be given that we will be successful in increasing cash flow from operations. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we are not successful in achieving such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

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

          We believe that cash flows from operations will provide our primary source of operating capital, as the operations acquired over the past two years continue to generate cash. During June 2007, we collected $1.6 million in cash, including $87,000 of interest, from the release of a portion of the sale proceeds held in escrow from the sale of Front Porch in 2006, and expect to collect the remaining $1.0 million in August 2007. These funds will be immediately available for use in our operations. In addition, we expect to continue to have sufficient borrowings available to us under our revolving line of credit with Laurus.

Off-Balance Sheet Financing and Other Matters

          Our most significant off-balance sheet financing arrangements as of June 30, 2007 were non-cancellable operating lease arrangements primarily for office space, which have not changed significantly since December 31, 2006. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Critical Accounting Estimates

          We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP), which requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

•	Those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made; and
•	Those for which changes in the estimate or assumptions, or the use of different estimates and assumptions, could have a material impact on our consolidated results of operations or financial condition.

          Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-KSB for the year ended December 31, 2006. We have not changed these policies from those previously disclosed.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our primary market risk is related to changes in interest rates. Of our total long-term debt of $13.5 million at June 30, 2007, $11.3 million is subject to floating interest rates ranging from the prime rate plus 1-2%, with floors ranging from 7-9%. The weighted average interest rate on this indebtedness was 10.15% at June 30, 2007. An adverse change of 100 basis points in this rate would result in additional, annual interest expense of $0.1 million based on the debt subject to floating interest rates outstanding on June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer, chief financial officer and the audit committee of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 6, 2007	INCENTRA SOLUTIONS, INC.

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