Form 10-Q
period 2007-09-30
INCENTRA SOLUTIONS, INC.
filed 2007-11-14
CIK 1025707

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

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

(303) 449-8279
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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of November 8, 2007, 21,317,863 shares of the issuer's common stock, $.001 par value per share, and 2,466,971 shares of the issuer's Series A preferred stock, $.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,727,830	$976,673
Accounts receivable, net of allowance for doubtful accounts of $568,500 and $702,700 at September 30, 2007 and December 31, 2006, respectively	33,556,290	16,132,341
Other current assets	6,513,354	5,184,722
Total current assets	41,797,474	22,293,736

Property and equipment, net	3,013,039	3,064,164
Capitalized software development costs, net	1,070,002	914,786
Intangible assets, net	1,884,006	2,301,267
Goodwill	31,643,865	16,936,715
Other assets	830,097	307,660

TOTAL ASSETS	$80,238,483	$45,818,328
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of notes payable, capital leases and other long-term obligations	$17,328,719	$8,498,168
Accounts payable	25,884,002	14,190,079
Accrued expenses and other	6,505,474	5,562,154
Current portion of deferred revenue	3,677,906	1,974,090
Total current liabilities	53,396,101	30,224,491

Notes payable, capital leases and other long-term obligations, net of current portion	8,899,807	819,083
Deferred revenue, net of current portion	83,101	161,999
TOTAL LIABILITIES	62,379,009	31,205,573

Commitments and contingencies

Series A convertible redeemable preferred stock, $.001 par value, $31,500,000 liquidation preference, 2,500,000 shares authorized, 2,466,971 shares issued and outstanding	29,199,075	27,235,899

Shareholders' deficit:
Preferred stock, nonvoting, $.001 par value, 2,500,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 21,317,863 and 13,320,576 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	21,318	13,321
Additional paid-in capital	130,941,659	122,841,018
Accumulated deficit	(142,302,578)	(135,477,483)
TOTAL SHAREHOLDERS' DEFICIT	(11,339,601)	(12,623,144)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$80,238,483	$45,818,328

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES:
Products	$30,268,775	$12,467,109	$76,185,704	$32,736,536
Services	6,091,746	3,621,033	15,956,448	9,813,198
TOTAL REVENUE	36,360,521	16,088,142	92,142,152	42,549,734

Cost of revenue:
Products	24,444,989	10,258,241	62,036,304	27,082,321
Services	4,057,196	2,537,691	10,521,441	7,008,058
Total cost of revenue	28,502,185	12,795,932	72,557,745	34,090,379

GROSS MARGIN	7,858,336	3,292,210	19,584,407	8,459,355

Selling, general and administrative	8,163,102	6,881,983	22,015,519	16,280,815
Stock-based compensation expense	322,957	523,428	1,145,951	1,358,760
Depreciation and amortization	283,702	339,002	888,272	607,122
	8,769,761	7,744,413	24,049,742	18,246,697

OPERATING LOSS FROM CONTINUING OPERATIONS	(911,425)	(4,452,203)	(4,465,335)	(9,787,342)

Other income (expense):
Interest income	11,983	33,097	23,087	33,435
Interest expense	(806,027)	(714,793)	(2,262,525)	(2,383,466)
Loss on early extinguishment of debt	(135,851)	(1,724,432)	(135,851)	(2,956,606)
Other (expense) income	(12,275)	66,629	246	117,850
	(942,170)	(2,339,499)	(2,375,043)	(5,188,787)

LOSS FROM CONTINUING OPERATIONS	(1,853,595)	(6,791,702)	(6,840,378)	(14,976,129)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(3,306)	(15,669)	15,283	383,384

GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	15,591,878	-	15,591,878

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(3,306)	15,576,209	15,283	15,975,262

NET (LOSS) INCOME	(1,856,901)	8,784,507	(6,825,095)	999,133

Accretion of convertible redeemable preferred stock to redemption amount	(654,392)	(654,392)	(1,963,176)	(1,963,176)

NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS	$(2,511,293)	$8,130,115	$(8,788,271)	$(964,043)

Weighted average number of common shares outstanding - basic and diluted	16,821,857	13,662,856	14,380,724	13,751,117

Basic and diluted net loss per share applicable to common shareholders:
Loss from continuing operations	$(0.15)	$(0.54)	$(0.61)	$(1.23)
(Loss) income from discontinued operations	*	1.14	*	1.16
Net loss per share—basic and diluted	$(0.15)	$0.60	$(0.61)	$(0.07)

* Amount is less than $0.01 per share

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2007	13,320,576	$13,321	$122,841,018	$(135,477,483)	$(12,623,144)

Amortization of stock-based compensation expense	-	-	1,225,419	-	1,225,419
Accretion of convertible redeemable preferred stock to redemption amount	-	-	(1,963,176)	-	(1,963,176)
Return and retirement of common stock previously issued in acquisition of Incentra NW	(275,000)	(275)	(274,725)	-	(275,000)
Warrant issued to Laurus related to line of credit (See note 7(A))	-	-	342,756	-	342,756
Proceeds from exercise of employee stock options	41,566	41	13,260	-	13,301
Issuance of common stock for Helio acquisition (See note 4(A))	6,000,000	6,000	4,554,000	-	4,560,000
Issuance of common stock for SSI acquisition (See note 4(B))	1,369,863	1,370	1,020,548	-	1,021,918
Cash-less exercise of warrants	860,858	861	(861)	-	-
Warrant issued in connection with debt financing (See note 7(A))	-	-	2,850,000	-	2,850,000
Warrant issued in connection with Helio acquisition for consulting services (See note 4(A))			333,420	-	333,420
Net loss	-	-	-	(6,825,095)	(6,825,095)

Balances at September 30, 2007	21,317,863	$21,318	$130,941,659	$(142,302,578)	$(11,339,601)

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(6,825,095)	$999,133
Adjustments to reconcile net (loss) income to net cash used in continuing operating activities:
Income from discontinued operations, net of income taxes	(15,283)	(15,975,262)
Depreciation	1,222,944	1,113,041
Amortization of intangible assets and software development costs	952,235	659,201
Stock-based compensation expense	1,145,951	1,358,760
Amortization of debt issue costs	1,121,166	1,225,330
Non-cash loss on early extinguishment of debt	135,851	1,622,344
Bad debt expense	5,772	459,213
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(5,135,464)	(1,652,301)
Other current assets	(703,977)	(352,451)
Other assets	61,494	(31,753)
Accounts payable	(536,506)	(1,587,525)
Accrued liabilities	(1,114,015)	1,926,677
Deferred revenue	1,817,026	860,370
Other liabilities	-	(116,809)

Net cash used in continuing operations	(7,867,901)	(9,492,032)
Net cash provided by discontinued operations	3,197	826,859
Net cash used in operating activities	(7,864,704)	(8,665,173)

Cash flows from investing activities:
Purchases of property and equipment	(1,091,778)	(1,659,990)
Capitalized software development costs	(602,623)	(511,912)
Cash paid in acquisition of Incentra MW	-	(5,192,858)
Cash paid in acquisition of Tactix	-	(2,641,104)
Cash paid in acquisition of allianceSoft	-	(70,949)
Cash paid in acquisition of Helio (see note 4(A))	(4,798,913)	-
Cash paid in acquisition of SSI (see note 4(B))	(3,784,512)	-
Other	(102,420)	42,681

Net cash used in continuing operations	(10,380,246)	(10,034,132)
Net cash provided by discontinued operations	1,500,000	25,823,721
Net cash (used in) provided by investing activities	(8,880,246)	15,789,589

Cash flows from financing activities:
Proceeds on line of credit, net	8,110,185	(3,320,746)
Proceeds (repayments) from acquisition term notes	12,000,000	3,250,000
Proceeds from convertible notes	-	2,410,000
Repayments on lease line of credit	-	(186,059)
Proceeds from exercise of employee stock options	13,301	-
Payment of debt issue costs	(685,000)	-
Payments on capital leases, notes payable and other long-term liabilities, net	(1,942,379)	(8,977,698)

Net cash provided by (used in) continuing operations	17,496,107	(6,824,503)
Net cash used in discontinued operations	-	-
Net cash provided by (used in) financing activities	17,496,107	(6,824,503)

Net increase in cash and cash equivalents from continuing operations	751,157	603,992
Net decrease in cash and cash equivalents from discontinued operations	-	(304,079)

Net increase in cash and cash equivalents	751,157	299,913

Cash and cash equivalents at beginning of period	976,673	1,108,642

Cash and cash equivalents at end of period	$1,727,830	$1,408,555

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,118,272	$1,158,136

Supplemental disclosures of non-cash investing and financing activities:
Net liabilities assumed in Incentra MW acquisition, excluding cash	-	958,490
Net liabilities assumed in Tactix acquisition, excluding cash	-	1,046,958
Net assets acquired in allianceSoft acquisition, excluding cash	-	44,000
Net assets acquired in Helio acquisition, excluding cash (see note 4(A))	1,357,879	-
Net liabilities assumed in SSI acquisition, excluding cash (see note 4(B))	451,436	-
Debt issued in Helio acquisition (see note 4(A))	770,000	-
Debt issued in SSI acquisition (see note 4(B))	250,000	-
Purchases of property and equipment included in accounts payable	65,629	462,681

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as "we", "us" or "our") was organized and incorporated in the state of Nevada. Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "ICNS." In 2005, 2006 and 2007 we completed six acquisitions: on February 18, 2005, we acquired Incentra of CA, Inc., formerly known as STAR Solutions of Delaware, Inc., a privately-held Delaware corporation ("Incentra of CA "); on March 30, 2005, we acquired PWI Technologies, Inc. (“Incentra NW”), a privately-held Washington corporation; on April 13, 2006, we acquired Network System Technologies, Inc., a privately-held Illinois corporation (“Incentra MW”); on September 5, 2006, we acquired Tactix, Inc., a privately-held Oregon corporation (“Tactix”); on August 17, 2007, we acquired Helio Solutions, Inc., a privately-held California corporation (“Helio”) and on September 5, 2007, we acquired Sales Strategies, Inc. (d/b/a SSI hubcity), a privately held New Jersey corporation (“SSI”). We have included the results of operations for the six acquisitions in our consolidated financial statements since their acquisition dates.

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

We market our complete storage solutions to service providers and enterprise clients under the trade name Incentra Solutions. All of our subsidiaries offer comprehensive storage services, including professional services, hardware/software procurement and resale, financing solutions, support services (First Call) for third-party hardware and software maintenance, managed storage solutions, software and remote monitoring and management services. We focus on providing data protection solutions and services that ensure that our customers' data is backed-up and recoverable and that meet customers’ internal data retention compliance policies. Our remote monitoring and management services are delivered from our Storage Network Operations Center, which monitors and manages a multitude of diverse storage infrastructures on a 24x7 basis throughout the United States and Western Europe. Solutions are sold primarily to enterprise customers in the financial services, government, hospitality, retail, security, healthcare and manufacturing sectors. Our customers are primarily located in North America and Western Europe.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. Except as described above, all such adjustments are of a normal recurring nature. The results for the nine-months ended September 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on April 2, 2007.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT’D)

Management’s Plans

We are subject to various risks and uncertainties frequently encountered by companies in rapidly evolving markets for technology-based products and services. Such risks and uncertainties include, but are not limited to, our limited operating history, need for additional capital, a volatile business and technological environment, an evolving business model, and the management of expected growth. To address these risks, we must, among other things, gain access to capital in amounts and on terms acceptable to us, maintain and increase our customer base, implement and successfully execute our business strategy, continue to enhance our technology, provide superior customer service, and attract, retain and motivate qualified personnel and maintain and expand our relationships with vendors and distributors of products that we resell. There can be no assurance that we will be successful in addressing such risks.

Since inception, we have incurred substantial operating losses and have a working capital deficit of $11.6 million and a shareholders' deficit of $11.3 million at September 30, 2007. We have funded these deficiencies by utilizing our existing lines of credit and long-term borrowings. We anticipate that we will continue to fund our working capital requirements from existing lines of credit and through increasing cash flows from our business operations. However, no assurance can be given that we will be successful in increasing cash flow from operations. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we are not successful in achieving such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

Our 2007 operating plan, and the execution thereof, is focused on increasing revenue, controlling costs, and conserving cash. However, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. We believe that our cash and cash equivalents, working capital and access to current and potential lenders, will provide sufficient capital resources to fund our continuing operations.

We believe that cash flows from operations and our revolving credit line will provide our primary source of operating capital, as the businesses acquired since 2005 continue to generate cash. In June 2007, we received $1.5 million in cash, including $87,000 of interest, from the release of a portion of the sale proceeds held in escrow from the sale of Front Porch in 2006. In October 2007, we received the remaining $1.0 million outstanding as of September 30, 2007. These funds are immediately available for use in our operations. In addition, we expect to continue to have sufficient borrowings available to us under our revolving line of credit with Laurus.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A description of our significant accounting policies is included in our 2006 Annual Report on Form 10-KSB.

Stock-Based Compensation

We account for all share-based payments in accordance with Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), "Share-Based Payment" (SFAS 123R). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

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

We use the Black-Scholes option pricing model to calculate the grant date fair value of an award. The fair value of options granted during the nine-month periods ended September 30, 2007 and 2006 were calculated using the following estimated weighted average assumptions:

	Nine Months Ended September 30,
	2007	2006

Stock options granted	1,170,700	1,527,111
Weighted-average exercise price	$0.92	$1.25
Weighted-average grant date fair value	$0.74	$1.07
Assumptions:
Expected volatility	99%	112%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	4.46%	4.82%
Dividend yield	-	-

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT’D)

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

Based on an analysis of historical forfeitures, we currently expect that approximately 85% of our options will actually vest and, therefore, we have applied a forfeiture rate of 5.0% per year to all unvested options as of September 30, 2007. This analysis will be re-evaluated periodically and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Expected volatilities are based on the historical volatility of the price of our common stock. The expected term of options is derived based on the sum of the vesting term plus the original option term, divided by two.

We currently have three employee stock option plans - one plan that was originally established under Incentra of CO (the ‘Incentra of CO Plan”), a plan that was originally established under Front Porch (the “Incentra Option Plan”), and the Incentra Solutions, Inc. 2006 Stock Option Plan (the “2006 Plan”), which was adopted on May 4, 2006. The plans are collectively referred to as the “Incentra Option Plans.” As of the date of the Incentra of CO acquisition, we adopted the Incentra Option Plan.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT’D)

Presented below are (i) summaries of option activity under the Incentra Option Plans as of September 30, 2007, (ii) changes during the nine months then ended and (iii) the status of non-vested options:

The 2006 Plan and and the Incentra Option Plan:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life

Balance at January 1, 2007	3,067,907	$2.04	8.43
Granted	1,170,700	0.92	9.67
Exercised	-	-	-
Forfeited	(567,775)	1.98	8.30

Balance at September 30, 2007	3,670,832	$1.67	8.30

Vested balance at September 30, 2007	1,679,768	$2.38	7.20

			Weighted
			Average
			Grant Date
			Fair Value

Non-vested options at January 1, 2007	1,804,953	$1.54	$1.76
Granted	1,170,700	0.92	0.74
Vested	(587,748)	1.91	1.50
Forfeited	(396,841)	1.53	1.26

Non-vested options at September 30, 2007	1,991,064	$1.07	$0.87

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT’D)

A summary of all activity in the Incentra of CO Plan as of September 30, 2007 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life

Balance at January 1, 2007	215,893	$0.45	6.16
Granted	-	-	-
Exercised	(41,566)	0.32	5.62
Forfeited	(2,382)	2.18	6.12

Balance at September 30, 2007	171,945	$0.46	5.41

Vested balance at September 30, 2007	170,707	$0.44	5.41

			Weighted
			Average
			Grant Date
			Fair Value

Non-vested options at January 1, 2007	3,849	$3.24	$4.08
Granted	-	-	-
Vested	-	-	-
Forfeited	(2,611)	3.24	4.08

Non-vested options at September 30, 2007	1,238	$3.24	$4.08

As of September 30, 2007, there was $1.6 million of total unrecognized compensation expense related to the non-vested, share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of two years. The total fair value of options vested during the nine-month periods ended September 30, 2007 and 2006 was approximately $885,059 and $161,000, respectively. The intrinsic value of outstanding options was $79,000 at September 30, 2007.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 ("FIN 48"). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. We adopted FIN 48 on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal and state tax examinations for 2003 through 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or nine months ended September 30, 2007.

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

The sales price was $33 million, of which, $30.5 million was received in cash at the closing and $2.5 million was placed in escrow for one year to secure payment of any indemnification claims against us following the closing. In June 2007, $1.5 million, including $87,000 of interest, was released from escrow. The remaining $1.0 million outstanding as of September 30, 2007 was collected during October 2007.

In addition to the $33 million sales price, we may receive up to $5 million pursuant to an earn-out provision. Under the terms of the earn-out, we are entitled to receive an amount equal to 5% of Front Porch's gross software sales, net of customer discounts, for each of the years ending December 31, 2006, 2007 and 2008, not to exceed $5 million in the aggregate. We have accrued and included in other current assets $178,000 under this earn-out provision at September 30, 2007.

The operating results from discontinued operations were as follows for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Total revenues	$-	$1,008,729	$-	$9,444,577
Cost of revenues	-	457,338	-	3,357,505

Gross profit	-	551,391	-	6,087,072
Operating expenses	-	683,449	-	5,427,035

Operating (loss) income	-	(132,058)	-	660,037
Other (expense) income	(3,306)	116,389	15,283	52,102

(Loss) income before income taxes	(3,306)	(15,669)	15,283	712,139
Income tax expense	-	-	-	(328,755)

Net (loss) income	$(3,306)	$(15,669)	$15,283	$383,384

4. ACQUISITIONS

(A)	ACQUISITION OF HELIO

On August 17, 2007 (the "Helio Closing Date"), we acquired all of the outstanding capital stock of Helio, a provider of IT and secure data center solutions to mid-tier enterprises and Fortune 1000 companies located in San Jose, California pursuant to a Stock Purchase Agreement, dated as of August 14, 2007 (the "Helio Stock Purchase Agreement").

The purchase price for Helio was approximately $11.4 million, which consisted of $5.0 million in cash (of which $750,000 was placed in escrow to secure certain indemnification obligations), the issuance of 6,000,000 shares of our common stock valued at $4,560,000 (based on an average of the closing prices of our common stock during the seven-day periods before and after the acquisition date) and the issuance of a three-year unsecured convertible promissory note in the amount of $770,000 (the "Helio Note") to one of the former Helio shareholders. We also paid investment banking fees and other fees totaling approximately $732,500. In addition, we issued a five-year warrant to our investment banking firm to purchase 600,000 shares of our common stock at a price of $0.80 per share. The warrant was valued at $333,420 using the Black-Scholes model. The Helio Stock Purchase Agreement contains an earn-out provision pursuant to which some of the former Helio shareholders may receive additional unregistered shares of our common stock and cash based upon Helio achieving certain levels of EBITDA (as defined in the Helio Stock Purchase Agreement). The earn-out provisions provide that the continuing shareholders can earn up to $15 million (we will recover 1,000,000 of the common shares issued at the closing out of any earn-out shares earned before any additional shares are granted) in additional consideration over the next three years based on the achievement of EBITDA greater than a minimum threshold of $2.0 million, $2.5 million and $3.0 million for the first, second and third twelve-month periods after closing, respectively. The amount is payable dollar for dollar up to a maximum amount of $5.0 million per year. However, in the event EBITDA does not exceed the previously mentioned minimum thresholds in any of the next three years, there shall be no earn-out payable for that year. The earn-out is payable 50% in cash and 50% in stock of our company, the number of common shares to be calculated using a price per share of $1.00 in the first year, the greater of $1.00 or 90% of the fair market value of our company’s stock at the beginning of the second year for year two, and the greater of $2.00 or 90% of the fair market value of our company’s stock at the beginning of the third year for year three. There is also a “catchup” adjustment mechanism at the end of the three year period if in any of the three years the shareholders do not receive an earn-out payment as a result of not achieving the minimum EBITDA in that year.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT’D)

The Helio Note accrues interest at an annual rate of 8%. We are required to make twelve equal quarterly payments of principal and interest in the amount of $72,900, the first payment of which is to be made on November 14, 2007, with the eleven remaining payments being due on the fourteenth day of February, May, August and November during the period beginning on February 14, 2008 and ending on August 14, 2010. The Helio Note allows the shareholder to convert, at any time, the remaining principal balance into shares of our common stock at a price of $1.00 per share. The Helio Note further provides that all unpaid principal and accrued interest shall become immediately due and payable upon the occurrence of an event of default (as defined in the Helio Note). Such events of default include, among others, the occurrence either of the following events: (i) our failure to make payment when due, subject to a ten day notice and cure period or (ii) our failure to observe, keep or comply with any provision or requirement contained in the Helio Stock Purchase Agreement. The Helio Note can be prepaid at any time without penalty.

Concurrently with the consummation of the acquisition, we granted certain registration rights to the former Helio shareholders with respect to the shares of our common stock issued in the acquisition and the shares issuable under the earn-out provision contained in the Helio Stock Purchase Agreement. Pursuant to the registration rights agreements, at any time after August 14, 2009, the former shareholders have a demand registration right and piggy-back rights to require us to register under the Securities Act such shares of our common stock issued in the acquisition.

We also entered into a lock-up agreement with certain former shareholders as of the closing date. Under such agreement, the former shareholders agreed not to sell or transfer the shares they received pursuant to the Helio Stock Purchase Agreement until after August 2009, with certain exceptions, as defined in the Helio Stock Purchase Agreement.

The following represents the preliminary purchase price allocation at the date of the Helio acquisition:

Cash and cash equivalents	$937,272
Accounts receivable	8,422,699
Other current assets	2,151,191
Property and equipment	260,351
Other assets	69,365
Goodwill	9,101,954
Current liabilities	(9,511,522)
Other liabilities	(34,205)

Purchase price	$11,397,105

The purchase price allocation is not considered final as of the date of this report as we, along with our independent valuation advisors, are still reviewing all of the underlying assumptions and calculations used in the allocation and finalizing any working capital adjustments. However, we believe the final purchase price allocation will not be materially different than presented herein.

(B)	ACQUISITION OF SSI

On September 5, 2007 (the "SSI Closing Date"), we acquired all of the outstanding capital stock of SSI, a provider of IT and secure data center solutions to mid-tier enterprises and Fortune 1000 companies located in Metuchen, New Jersey, pursuant to a Stock Purchase Agreement, dated as of August 31, 2007 (the "SSI Stock Purchase Agreement").

The SSI stock purchase price was approximately $6.5 million, which consisted of $4.75 million in cash (of which $475,000 was placed in escrow to secure certain indemnification obligations), the issuance of 1,369,863 unregistered shares of our common stock valued at $1,021,918 (based on an average of the closing prices of our common stock during the seven-day periods before and after the acquisition date) and an unsecured promissory note in the amount of $250,000 (the “SSI Note”). We also paid investment banking and other fees totaling approximately $483,000.

The Purchase Agreement contains an earn-out provision which provides that the former owner can earn up to $3.0 million in additional consideration based on the achievement of EBITDA greater than a minimum threshold of $1.5 million, in each of the three twelve calendar month periods following the closing date and beginning on October 1, 2007. Annual EBITDA must be $2.0 million or greater to achieve full payout in each measurement period. The amount is payable two dollars for each one dollar that EBITDA is in excess of $1.5 million up to a maximum amount of $1.0 million in earn-out per measurement period. However, in the event EBITDA does not exceed $1.5 million in any of one of the individual measurement periods, there shall be no earn-out payable for that particular measurement period. The earn-out is payable 33% in cash and 67% in unregistered shares of common stock of our company and shall be paid within ninety days after the end of the applicable measurement period. The number of shares to be issued shall be determined by dividing two-thirds of the total measurement period earn out payment by the per share fair market value of our common stock. The per share fair market value of our unregistered common stock shall be the average closing price of our common stock, as reported on Bloomberg L.P. on the Principal Market, for the five consecutive trading days ending on the last day of the applicable measurement period.

If EBITDA for any of the individual measurement periods is less than $2.0 million and the aggregate EBITDA for the three measurement periods is greater than $4.5 million, we will re-measure the earn-out amount payable based upon the three measurement periods’ aggregate EBITDA amount, less $4.5 million, multiplied by two, less the actual measurement period earn-out payments already paid, subject to the maximum payment of $3.0 million. Any earn-out payable upon such re-measurement shall be payable 33% in cash and 67% in stock of our company. The number of shares of our common stock to be issued shall be determined by dividing two-thirds of the adjusting earn-out payment by the per share fair market value of our common stock as determined using the average closing price of our common stock, as reported on Bloomberg L.P. on the Principal Market, for the five consecutive trading days ending on the last day of the third measurement period.

If the aggregate EBITDA over the three measurement periods exceeds $6.0 million dollars, the former owner shall be entitled to receive a bonus earn-out payment equal to fifty percent (50%) of the amount by which aggregate EBITDA over the three measurement periods exceeds $6.0 million dollars. The bonus earn-out payment shall be payable 33% in cash and 67% in shares of common stock of our company. The number of shares of our common stock to be issued shall be determined using the formula described above.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT’D)

The SSI Note accrues interest at an annual rate of 5.25%. We are required to make twelve equal quarterly payments of principal and interest in the amount of $22,653, the first payment of which is to be made on December 1, 2007, with the eleven remaining payments being due on the first day of March, June, September and December during the period beginning on January 1, 2008 and ending on September 1, 2010. The SSI Note can  be prepaid at any time without penalty.

Concurrently with the consummation of the acquisition, we granted certain registration rights to the former owner with respect to the shares of our common stock issued in the acquisition and the shares issuable under the earn-out provision contained in the SSI Stock Purchase Agreement. Pursuant to the registration rights agreement, at any time after August 31, 2009, the former shareholder has a demand registration right and piggy-back rights to require us to register under the Securities Act such shares of our common stock issued in the acquisition.

The following represents the preliminary purchase price allocation at the date of the SSI acquisition:

Cash and cash equivalents	$1,451,706
Accounts receivable	4,213,004
Goodwill	5,507,866
Current liabilities	(4,664,440)
Purchase price	$6,508,136

The purchase price allocation is not considered final as of the date of this report as we, along with our independent valuation advisors, are still reviewing all of the underlying assumptions and calculations used in the allocation. However, we believe the final purchase price allocation will not be materially different than presented herein.

(C)	PRO FORMA RESULTS

The following unaudited pro forma financial information presents our consolidated results of operations as if the acquisitions of Helio and SSI had occurred as of the beginning of each of the periods presented below. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported by us had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of our future consolidated results of operations or financial condition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$56,893,523	$42,660,361	$169,036,534	$140,767,676

Loss from continuing operations	(2,336,623)	(4,188,299)	(5,822,684)	(6,154,487)
Gain (loss) from discontinued operations	(3,306)	15,576,209	15,283	15,975,262

Net (loss) income applicable to common shareholders	(2,994,321)	8,394,019	(7,770,577)	2,668,812

Net (loss) income per share - basic and diluted, pro forma:
From continuing operations	$(0.11)	$(0.20)	$(0.28)	$(0.29)
From discontinued operations	*	0.74	*	0.76
Total net (loss) income per share-basic and diluted, pro forma	$(0.11)	$0.54	$(0.28)	$0.46

* Amount is less then $0.01 per share

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT’D)

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2007	2006

Computer equipment	$7,005,330	$6,492,675
Software	2,234,294	2,078,616
Leasehold improvements	132,262	119,540
Office furniture and equipment	229,092	185,192
Vehicles	69,114	-
	9,670,092	8,876,023
Less accumulated depreciation	6,657,053	5,811,859
Total	$3,013,039	$3,064,164

6. ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following:

	September 30,	December 31,
	2007	2006

Wages, benefits and payroll taxes	$3,212,655	$2,753,587
Professional fees	225,355	280,492
Customer deposits	314,399	364,796
Taxes, other than income taxes	782,701	738,210
Deferred rent	150,672	143,490
Due to shareholders of acquired companies	648,389	233,567
Interest payable	403,758	145,564
Other accrued payables	767,545	902,448
Total	$6,505,474	$5,562,154

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT’D)

7. NOTES PAYABLE, CAPITAL LEASES AND OTHER LONG-TERM OBLIGATIONS

The following is a summary of our long-term debt:

	September 30,	December 31,
	2007	2006

Laurus revolving line of credit (A)	$13,613,180	$5,378,114
Laurus convertible note (A)	-	1,108,254
2007 term note (A)	9,229,167	-
Incentra MW note (B)	351,252	873,645
Convertible notes (C)	1,350,000	1,228,392
Helio note (D)	770,000	-
SSI note (E)	250,000	-
Capital leases	621,447	700,074
Other obligations	43,480	28,772
	26,228,526	9,317,251
Less current portion	17,328,719	8,498,168
Non-current portion	$8,899,807	$819,083

(A)	Laurus Convertible Note, Line of Credit and 2007 Term Note

On February 6, 2006, we entered into a security agreement with Laurus pursuant to which Laurus agreed to provide us with a non-convertible revolving credit facility of up to $10 million (the "2006 Facility"). The term of the 2006 Facility is three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the prime rate plus 1%, subject to a floor of 7%. The initial draw under the 2006 Facility was $5.8 million and was used to repay indebtedness under a prior revolving loan facility with Laurus. Included in the loss on early extinguishment of debt for the nine-month period ended September 30, 2006 was $1.2 million related to the refinancing of the prior revolving credit facility. In June 2007, the available revolving credit line on the 2006 Facility was increased from $10 million to $15 million. In consideration for the increase, we issued Laurus a common stock purchase warrant to purchase 360,000 shares of our common stock at an exercise price of $0.01 per share. The warrant was valued at $343,000 using the Black-Scholes model and is being amortized to earnings as additional interest expense over the term of the debt (through February 2009). As of September 30, 2007 and December 31, 2006, outstanding borrowings under the 2006 Facility were $14.5 million  ($13.6 million net of debt discounts) and $6.3 million ($5.4 million net of debt discounts), respectively. We had $0.5 million of available borrowings under the 2006 Facility as of September 30, 2007.

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

On March 31, 2006, we consummated a private placement with Laurus pursuant to which we issued to Laurus a secured term note which was due May 31, 2009 in the principal amount of $1,750,000 (the "2006 Term Note") and a secured convertible term note which was due May 31, 2009 in the principal amount of $1,500,000 (the "2006 Convertible Note"). The 2006 Term Note was repaid on July 31, 2006. On August 17, 2007, we entered into a new financing agreement with Calliope Capital Corporation, an affiliate of Laurus, in which we issued a $12 million promissory note (the “2007 Term Note”). Proceeds from the 2007 Term Note were used to pay off the $932,000 balance outstanding on the 2006 Convertible Note as of August 17, 2007, as well as to fund the acquisitions of Helio and SSI (see note 4(A) and 4(B)). The 2007 Term Note bears interest at the prime rate plus 2.0%, subject to a floor of 10%, and requires six months of interest only payments followed by thirty monthly payments including principal and interest, of $285,714 commencing on February 1, 2008 with any remaining unpaid principal and interest due on July 31, 2010. In connection with the 2007 Term Note, we issued to Laurus, a warrant to purchase 3,750,000 shares of our common stock at a price of $.001 per share, maturing July 31, 2027. The warrant was valued at $2,850,000 using the Black-Scholes model and is being amortized to earnings as additional interest expense over the term of the debt. We also paid $415,000 in loan fees on the 2007 Term Note. These fees are also being amortized over the term of the note.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT’D)

In connection with our financings with Laurus, we have issued to Laurus, warrants to purchase up to 5,783,857 shares of our common stock at prices ranging from $.001 to $5.00 per share. The warrants expire between May 1, 2008 and July 31, 2027. In addition, an option to purchase 1,071,478 shares of our common stock at $.001 per share was issued to Laurus in connection with the 2006 Facility. The option expires in February 2006. During August 2007, Laurus exercised 860,858 warrants. Using the Black-Scholes model, the value of all warrants and the option issued to Laurus approximated $4.9 million, which is being amortized to earnings as additional interest expense over the term of the related indebtedness. The unamortized balance of these deferred costs was $3.6 million and $1.1 million at September 30, 2007 and December 31, 2006, respectively. Borrowings outstanding at September 30, 2007 and December 31, 2006 were net of the deferred financing costs associated with these borrowings.

Our indebtedness to Laurus is collateralized by substantially all of our assets and is accompanied by substantially similar agreements governing registration rights, standard events of default provisions, typical remedies available to Laurus in the event of default, restrictions on the payment of dividends and other provisions standard in these types of arrangements.

(B)	Incentra MW Note

The Incentra MW Note accrues interest at an annual rate of 0.5%. The Incentra MW Note was discounted by $109,300 to reflect a fair value rate of interest of 8.75%. We are required to make eight equal quarterly payments of principal and interest in the amount of $190,190, the first payments of which were paid on July 15, 2006, September 1, 2006, December 1, 2006, March 1, 2007, June 1, 2007 and September 1, 2007 with the two remaining payments being due on the first day of December 2007 and on March 1, 2008.

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

The remaining Convertible Notes have a principal amount of $1,350,000, bear interest at an annual rate of 12% (subject to certain adjustments) and had initial maturity dates in June and July 2007. During July 2007, the maturity dates were extended to December 31, 2007. All other terms of the Convertible Notes remain as previously disclosed. Absent early redemption (at our option and without penalty), the Convertible Notes and any accrued interest are convertible, at the option of the Purchasers, into fully paid and non-assessable shares of our common stock at a fixed conversion price of $1.40 per share (as adjusted for stock splits, stock dividends and the like, the "Conversion Price"). The Conversion Price exceeded the market price of our common stock on the date the Convertible Notes were issued. We have the right to convert all or any portion of the then unpaid and accrued interest on the remaining Convertible Notes into shares of our common stock at the then-effective conversion price of such Convertible Notes, if the average closing price of our common stock on the applicable market for the five consecutive trading days immediately preceding the date of conversion is greater than or equal to 125% of the conversion price; provided there is an effective registration statement covering the resale of the shares issuable upon conversion of such Convertible Notes.

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

(D)	Helio Note

Pursuant to the Helio Stock Purchase Agreement discussed in Note 4(A), we issued an unsecured convertible promissory note for $770,000 to a selling shareholder of Helio. The Helio Note bears interest at 8.0% and is payable in twelve equal quarterly installments of principal and interest of $79,800 beginning on November 14, 2007 and maturing on August 14, 2010. The Helio Note allows the shareholder to convert, at any time, the remaining principal balance into shares of our common stock at a price of $1.00 per share (which exceeded the market price of our common stock on the date the note was issued). The Helio Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the Helio Note). Any outstanding balance on the Helio Note can be prepaid, without penalty, at any time.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONT’D)

(E)	SSI Note

Pursuant to the SSI Stock Purchase Agreement discussed in Note 4(B), we issued an unsecured promissory note for $250,000 to the selling shareholder of SSI. The SSI Note bears interest at 5.25% and is payable in twelve equal quarterly installments of principal and interest of $22,653 beginning on December 1, 2007 and maturing on September 1, 2010. The SSI Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the SSI Note). Any outstanding balance on the SSI Note can be prepaid, without penalty, at any time.

8. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

We have designated 2.5 million authorized shares of preferred stock as Series A Preferred shares and issued 2,466,971 of such shares. Warrants are outstanding for the purchase of 26,075 Series A Preferred shares at a purchase price of $10.35 per share and 6,954 Series A Preferred shares at a purchase price of $6.02 per share.

The Series A Preferred shares are convertible at any time upon written notice to us into shares of common stock based on the initial ratio of two common shares for each preferred share, subject to antidilution adjustments. So long as at least 500,000 originally issued shares of Series A Preferred shares are outstanding, the holders of Series A Preferred shares have the right to appoint three directors to our Board of Directors. As a result, our Board of Directors has been expanded to seven members to accommodate these three directors. On or after August 16, 2008, the holders of at least 80% of the Series A Preferred shares may elect to have us redeem the Series A Preferred shares for a price equal to the greater of (i) the original issue price of $12.60 per share ($31.5 million in the aggregate) plus accrued dividends, to the extent dividends are declared by us, or (ii) the fair market value of the number of shares of common stock into the shares of Series A Preferred shares are convertible. As the carrying value of the Series A Preferred shares is less than the redemption amount, we are accreting the difference so that the carrying value will equal the redemption amount of $31.5 million at the earliest date the holders can elect to redeem the Series A Preferred shares. Other material terms of the Series A Preferred shares include a preference upon liquidation or dissolution of our company, weighted-average anti-dilution protection and pre-emptive rights with respect to subsequent issuances of securities by us (subject to certain exceptions).

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

For the three and nine month periods ended September 30, 2007, revenues were $36.4 and $92.1 million, increasing by 126% and 117% over the amounts for the respective periods of 2006. The significant growth in revenue was a result of the added sales of products and services from acquisitions completed in 2006 and 2007 and organic growth from our existing business. On a pro forma basis, assuming that the two acquisitions in 2007 occurred as of January 1, 2006, revenue for the three and nine month periods ended September 30, 2007 increased by 33% and 20%, respectively. The increase is attributable to organic growth associated with higher product and services sales in both the United States and Western Europe compared with the prior year. For the three and nine month periods ended September 30, 2007, our loss from continuing operations was $1.9 and $6.8 million, respectively, as compared to a loss from continuing operations for the prior year periods of $6.8 and $15.0 million, respectively. The reduction in net loss for both periods was primarily related to the increase in gross margins due to significant increases in revenue.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization, loss on early extinguishment of debt and stock based compensation expense . Although EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (GAAP), we believe the use of the non-GAAP financial measure EBITDA enhances an overall understanding of our past financial performance and is a widely used measure of operating performance in practice. In addition, we believe the use of EBITDA provides useful information to the investor because EBITDA excludes significant non-cash interest and amortization charges related to our past financings that, when excluded, we believe produces more meaningful operating information. EBITDA also excludes depreciation and amortization expenses, which are significant due to six acquisitions completed since 2004. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure, net loss before deemed dividends and accretion on preferred stock is set forth below.

EBITDA Reconciliation
All amounts in (000’s)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Loss from continuing operations before
accretion on preferred stock	$(1,854)	$(6,791)	$(6,840)	$(14,976)
Depreciation and amortization	694	724	2,175	1,772
Interest expense, net (cash portion)	499	224	1,119	1,125
Interest expense (non-cash portion)	295	457	1,121	1,225
Taxes	24	-	74	-
Loss on early extinguishment of debt	136	1,724	136	2,957
Non-cash stock-based compensation	323	523	1,146	1,359
Adjusted EBITDA	$117	$(3,139)	$(1,069)	$(6,538)

We continue to invest in hardware and the development of our software and in data storage and other infrastructure equipment. During the nine months ended September 30, 2007, we invested $0.6 million in software development and $1.1 million in capital expenditures, primarily for data storage infrastructure.

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

Results of Operations—Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three Months Ended September 30,
	2007	2006	Change

Gross margin-products	$5,824	$2,209	$3,615
Gross margin-services	2,034	1,083	951

Selling, general and administrative	(8,163)	(6,882)	(1,281)
Stock-based compensation	(323)	(523)	200
Depreciation and amortization	(284)	(339)	55

Interest expense, net	(794)	(682)	(112)
Loss on early extinguishment of debt	(136)	(1,724)	1,588
Other (expense) income, net	(12)	66	(78)
Loss from continuing operations	$(1,854)	$(6,792)	$4,938

Results of Operations—Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	Nine Months Ended September 30,
	2007	2006	Change

Gross margin-products	$14,150	$5,655	$8,495
Gross margin-services	5,435	2,805	2,630

Selling, general and administrative	(22,016)	(16,281)	(5,735)
Stock-based compensation	(1,146)	(1,359)	213
Depreciation and amortization	(888)	(607)	(281)

Interest expense, net	(2,240)	(2,350)	110
Loss on early extinguishment of debt	(136)	(2,957)	2,821
Other income, net	1	118	(117)
Loss from continuing operations	$(6,840)	$(14,976)	$8,136

Gross Margin—Products

Gross margin arising from the sale of third-party products and maintenance contracts for the three months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Three Months Ended September 30,
	2007	2006	Increase

Product revenue	$30,269	$12,467	$17,802

Cost of product revenue	24,445	10,258	14,187

Gross margin	$5,824	$2,209	$3,615

Gross margin %	19.2%	17.7%	1.5%

Gross margin arising from the sale of third-party products and maintenance contracts for the nine months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2007	2006	Increase

Product revenue	$76,186	$32,737	$43,449

Cost of product revenue	62,036	27,082	34,954

Gross margin	$14,150	$5,655	$8,495

Gross margin %	18.6%	17.3%	1.3%

The increase in the components of gross margin from sales of third-party products reflects the impact of the April 2006 acquisition of Incentra MW, the September 2006 acquisition of Tactix, Inc., the August 2007 acquisition of Helio and the September 2007 acquisition of SSI, as well as organic growth in our domestic U.S. and international operations. The organic growth reflects our significant investments over the past year in sales and marketing, consisting of increased sales personnel, field sales engineering personnel, direct marketing and sales management tools.The higher gross margin percentage reflects a higher volume of revenue from sales of storage equipment and storage related solutions, and sales of products from a broader mix of manufacturers, some of which provide higher gross margins.

 Gross Margin—Services

Gross margin arising from sales of services for the three months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Three Months Ended September 30,
	2007	2006	Increase

Services revenue	$6,092	$3,621	$2,471

Cost of services revenue	4,057	2,538	1,519

Gross margin	$2,035	$1,083	$952

Gross margin %	33.4%	29.9%	3.5%

Gross margin arising from sales of services for the nine months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2007	2006	Increase

Services revenue	$15,956	$9,813	$6,143

Cost of services revenue	10,521	7,008	3,513

Gross margin	$5,435	$2,805	$2,630

Gross margin %	34.1%	28.6%	5.5%

The increase in the components of gross margin from sales of services primarily reflects the impact of our investment in extending and developing additional service offerings to the six businesses we acquired in 2005 through 2007. The costs associated with these efforts primarily include additional personnel related costs, training and travel. The increase in gross margin percentage reflects higher revenue from managed services (which allowed us to recover a greater portion of the fixed costs associated with delivery of this service) and professional services (which tend to have higher margins than other service offerings).

Operating Expenses

The increase in selling, general and administrative expenses of $1.3 million, or 19%, for the three months ended September 30, 2007 compared to 2006, reflects the acquisitions of Tactix in September 2006, Helio in August 2007 and SSI in September 2007 and the associated increase in personnel-related costs, as well as our investment in sales and marketing. In addition, we incurred higher sales commission expense, which was directly attributable to the increase in gross margins from sales of products and services. The increase in selling, general and administrative expenses of $5.7 million, or 35%, for the nine months ended September 30, 2007 compared to the year earlier period is attributable to the acquisitions of Tactix in September 2006, Incentra MW in April 2006, Helio in August 2007 and SSI in September 2007 and the associated increase in personnel-related costs, as well as our investment in sales and marketing. At September 30, 2007 and 2006, we had 270 and 189 employees, respectively.

Stock-based compensation expense decreased by approximately $200,000, or 38%, for the three months ended September 30, 2007 compared to 2006. Stock-based compensation expense decreased by approximately $213,000, or 16%, for the nine months ended September 30, 2007 compared to 2006. Both of these decreases were a result of an increase in forfeitures in 2006 versus prior years resulting in a reduction of expense for grants made prior to 2006.

For the three months ended September 30, 2007 compared to 2006, depreciation and amortization decreased by $55,300, or 16%. For the nine months ended September 30, 2007 compared to 2006, depreciation and amortization increased by $281,000, or 46%. This increase was primarily due to the additional amortization of intangible assets associated with the 2006 acquisitions. Amortization expense of customer relationships for the nine-month periods ended September 30, 2007 and 2006 was $417,261 and $545,826 respectively.

Interest Income and Expense

 Interest income and expense for the three months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Three Months Ended September 30,
			Increase
	2007	2006	(Decrease)

Cash	$511	$258	$253

Non-cash	295	457	(162)

Total interest expense	806	715	91

Less: interest income	12	33	(21)

	$794	$682	$112

For the three months ended September 30, 2007, cash related interest expense increased compared with the year earlier period due to additional borrowings necessary to fund the acquisitions of Helio and SSI during August 2007 and September 2007, respectively. Non-cash related interest expense for the three months ended September 30, 2007 decreased compared with the year earlier period due to a decrease in the amortization of various loan discounts, as well as the reduction in amortization of deferred financing costs.

 Interest income and expense for the nine months ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Nine Months Ended September 30,
			Increase
	2007	2006	(Decrease)

Cash	$1,142	$1,158	$(16)

Non-cash	1,121	1,225	(104)

Total interest expense	2,263	2,383	(120)

Less: interest income	23	33	(10)

	$2,240	$2,350	$(110)

For the nine months ended September 30, 2007, cash related interest expense decreased compared with the year earlier period due to having higher average borrowings outstanding during the nine months ended September 30, 2006. For the nine months ended September 30, 2007, non-cash related interest expense decreased compared to the year earlier as a result of having a decrease in the amortization of various loan discounts, as well as the reduction in amortization of deferred financing costs.

Loss on Early Extinguishment of Debt

During the first quarter of 2006, we incurred a $1.2 million loss from the early extinguishment of debt related to the prepayment of various outstanding loans. During the three months ended September 30, 2006, we recognized an additional $0.8 million in prepayment penalties and a non-cash write off of $0.9 million of related unamortized debt discount. During the three months ended September 30, 2007, we recognized a $0.1 million loss from the early extinguishment of debt relating to the refinancing of the 2006 Convertible Note.

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

Liquidity and Capital Resources

We finance our operations through cash on-hand, borrowings under our non-convertible revolving credit facility with Laurus, payment terms provided by our major suppliers and distributors, and equipment lease financing (see Note 7 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of our Notes Payable, Capital Leases, and Other Long-Term Obligations). During June 2007, the available revolving credit facility was increased from $10 million to $15 million. In July 2007, we extended the maturity dates of the Convertible Notes to December 2007. In addition, in June 2007, the company received $1.5 million that was being held in escrow associated with the sale of Front Porch, including $87,000 of interest. An additional $1.0 million was in escrow as of September 30, 2007 and released to the Company on October 4, 2007. At September 30, 2007, we had $1.7 million of cash and cash equivalents, $0.5 million of available borrowing capacity under our revolving credit facility, and $0.5 million of available equipment financing under a committed leaseline facility. In addition, management believes that it has the ability to increase the size of the existing revolving credit facility as there are sufficient accounts receivable to support a higher level of borrowing availability. Accounts receivable consisting primarily of trade accounts, increased to $33.6 million at September 30, 2007 compared to $16.1 million at December 31, 2006 as a result of the growth in revenue, primarily attributable to the acquisitions of Helio and SSI during the current quarter. However, no assurance can be given that we will be successful in increasing the size of our facility if and when we may need to.

During the nine months ended September 30, 2007, net cash used in operating activities was $7.9 million, reflecting primarily the operating loss before non-cash charges of approximately $1.1 million and an increase in receivables of $5.1 million associated with the growth in revenue.

Net cash used in investing activities was $8.9 million, for the nine months ended September 30, 2007, consisting primarily of cash paid for the acquisitions of Helio and SSI of $8.6 million, as well as receipts of escrowed funds related to the Front Porch sale of $1.5 million and purchases of equipment and capitalized software development costs of $1.7 million. The net cash used in operating and investing activities was provided by cash on-hand and borrowings under the revolving credit facility and the 2007 Term Note.

As part of our business strategy, we completed six acquisitions during 2005, 2006 and 2007. No additional acquistions are pending at the present time. Although we completed the sale of Front Porch, which provided a significant amount of cash, and we are experiencing success in the deployment of our marketing strategy for the sale and delivery of our complete IT solutions, continuation of this success is contingent upon several factors, including the availability of cash resources, the prices of our products and services relative to those of our competitors, the maintenance of satisfactory agreements with our suppliers and distributors of products that we resell and general economic and business conditions, among other factors.

We believe cash and cash equivalents, available borrowings under the 2006 Facility and cash flow from operations and non-operating sources will provide us with sufficient capital resources to fund our operations, debt service requirements, and working capital needs for the next 12 months. There can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

We have a working capital deficit of $11.6 million as of September 30, 2007. A significant component of the deficit is the $13.6 million balance outstanding on the 2006 Facility. The 2006 Facility matures February 26, 2009, and is subject to having sufficient trade receivable balances to support the associated borrowing base. Although this amount is not due in the current time period, EITF 95-22 (as described in disclosure 7(A)) states that any outstanding balance on the 2006 Facility is required to be disclosed as a current liability. In addition, working capital includes deferred revenue and expenses associated with the up-front billing and collection of First Call maintenance contracts and the associated deferral of the cost of maintenance. The net amount of deferred revenue and expense is a deferred credit of $1.0 million at September 30, 2007. Such amount does not represent a required use of working capital in the current period. Working capital adjusted for the items described is approximately $3.0 million. We believe this adjusted working capital balance is a more representative measure of net current assets available to fund operations.
With the company’s increasing rate of organic growth and the addition of the two acquisitions that closed in the third quarter of 2007, we expect revenue for 2007 to be between $142 and $152 million, up from our earlier guidance of between $110 million and $120 million. As a result, 2007 revenues are expected to be approximately 110 percent to 125 percent higher than revenue in 2006. The company expects to be adjusted EBITDA positive for the fourth quarter of 2007. However, there can be no assurance that we will achieve the projected revenue amount or that we will generate positive cash flow for the year. Our actual financial results may differ materially from our stated plan of operations. Factors that may cause a change from our plan of operations to vary include, without limitation, decisions of our management and board of directors not to pursue our stated plan of operations based on its reassessment of the plan and general economic conditions. Additionally, there can be no assurance that our business will generate cash flows at or above current levels. Accordingly, we may choose to defer capital expenditures and extend vendor payments for additional cash flow flexibility.

We expect capital expenditures to be approximately $2.0 million and capitalized software development costs to be approximately $1.0 million during the twelve-month period ended December 31, 2007. It is expected that our principal uses of cash will be for working capital, to finance capital expenditures and for other general corporate purposes, including financing the expansion of our business and implementation of our sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to us.

Management’s Plans

We are subject to various risks and uncertainties frequently encountered by companies in rapidly evolving markets for technology-based products and services. Such risks and uncertainties include, but are not limited to, our limited operating history, need for additional capital, a volatile business and technological environment, an evolving business model, and the management of expected growth. To address these risks, we must, among other things, gain access to capital in amounts and on terms acceptable to us, maintain and increase our customer base, implement and successfully execute our business strategy, continue to enhance our technology, provide superior customer service, and attract, retain and motivate qualified personnel and maintain and expand our relationships with vendors and distributors of products that we resell. There can be no assurance that we will be successful in addressing such risks.

Since inception, we have incurred substantial operating losses and have a working capital deficit of $11.6 million and a shareholders' deficit of $11.3 million at September 30, 2007. We have funded these deficiencies by utilizing our existing lines of credit and long-term borrowings. We anticipate that we will continue to fund our working capital requirements from existing lines of credit and through increasing cash flows from our business operations. However, no assurance can be given that we will be successful in increasing cash flow from operations. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we are not successful in achieving such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

Our 2007 operating plan, and the execution thereof, is focused on increasing revenue, controlling costs, and conserving cash. However, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. We believe that our cash and cash equivalents, working capital and access to current and potential lenders, will provide sufficient capital resources to fund our continuing operations.

We believe that cash flows from operations and our revolving credit line will provide our primary source of operating capital, as the businesses acquired since 2005 continue to generate cash. In June 2007, we received $1.5 million in cash, including $87,000 of interest, from the release of a portion of the sale proceeds held in escrow from the sale of Front Porch in 2006. In October 2007, we received the remaining $1.0 million outstanding as of September 30, 2007. These funds are immediately available for use in our operations. In addition, we expect to continue to have sufficient borrowings available to us under our revolving line of credit with Laurus.

Off-Balance Sheet Financing and Other Matters

Our most significant off-balance sheet financing arrangements as of September 30, 2007 were non-cancellable operating lease arrangements primarily for office space, which have not changed significantly since December 31, 2006. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP), which requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is related to changes in interest rates. Of our total outstanding debt of $26.2 million at September 30, 2007, $22.8 million is subject to floating interest rates ranging from the prime rate plus 1-2%, with floors ranging from 7-10%. The weighted average interest rate on this indebtedness was 9.73% at September 30, 2007. An adverse change of 100 basis points in this rate would result in additional, annual interest expense of $0.2 million based on the debt subject to floating interest rates outstanding on September 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer, chief financial officer and the audit committee of our Board of Directors,, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine-month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2007	INCENTRA SOLUTIONS, INC.

	By:	/s/ Thomas P. Sweeney III
Thomas P. Sweeney III
Chief Executive Officer
(principal executive officer)

By:	/s/ Anthony DiPaolo
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