Form 10-K
period 2007-12-31
INCENTRA SOLUTIONS, INC.
filed 2008-03-31
CIK 1025707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-16031

INCENTRA SOLUTIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	86-0793960
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

1140 Pearl St.
Boulder, CO	80302
(Address of Principal Executive Offices)	(Zip Code)

(303) 449-8279
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

As of June 29, 2007, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s Common Stock, par value $0.001 per share, reported on the OTC Bulletin Board on June 29, 2007, was $8,136,685.

As of March 28, 2008, there were outstanding 21,317,863 shares of the Registrant’s Common Stock, $0.001 par value. The Registrant also had outstanding as of such date, 2,466,971 shares of Series A convertible preferred stock, which were convertible into 7,400,913 shares of the Registrant's common stock. The issuer's common stock currently trades on the OTC Bulletin Board under the symbol "ICNS."

WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We are a leading provider of complete Information Technology (“IT”) services and solutions to enterprise's and managed service providers in North America and Europe. Our complete solutions include hardware and software products, maintenance contracts, professional services, recurring managed services and capital financing solutions. We market our products and services to service providers and enterprise clients under the trade name Incentra Solutions.

We believe our ability to deliver product and service solutions with a focus on storage infrastructure and management solutions to our customers differentiates us from most of our competitors. Mid-tier enterprise IT users are our primary target market. We target customers with annual IT expenditures of $5 million to $100 million. Our complete solution includes the following components:

We resell hardware, software and third-party maintenance contracts acquired from various manufacturers and distributors to our customers throughout North America and Europe. We also provide professional services that include IT assessments, system design services, implementation, project management, engineering, and staff augmentation/outsourcing.

We deliver managed services from our Storage Network Operations Center (“NOC”) in Broomfield, Colorado, which monitors and manages a wide spectrum of diverse storage infrastructures on a 24X7 basis throughout North America and Europe. As part of our managed services, we provide managed security services, managed disk services and managed backup services.

Our proprietary GridWorks Operations Support System enables automated remote monitoring and management of full storage infrastructures. We provide these outsourcing solutions for customer monitoring and data protection needs under long-term contracts. Pursuant to these contracts, customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized. We provide value to our customers through improved operating effectiveness while reducing both operating costs and capital expenditures.

Through our NOC, we also service both First Call and Enhanced First Call contracts. Under our First Call agreements we contract with our customers to support their equipment and software maintenance needs. When a customer experiences trouble with either their equipment or software, they call us as the first point of contact. In most cases, our technical staff is able to assess and triage the situation with limited downtime. If the situation is such that the problem cannot be resolved over the phone, we will dispatch the appropriate break/fix provider and monitor the situation.

Under our Enhanced First call program, we add monitoring and proactive notification on covered systems, thereby providing the next level of support to our First Call customers. Through our NOC, we monitor covered assets through a secure, on-site data collection server. When an event triggers our monitors, we notify the customer and work towards the appropriate response. Enhanced First Call Services provide proactive, 24X7 monitoring without additional capital expenditure on our customers’ part.

Industry Trends

Gartner Dataquest (“Gartner”), a provider of statistics, forecasts and market analysis for the IT industry, estimates annual data growth at a compound rate of approximately 65% annually through 2010 and beyond. We believe that because of the ongoing growth in the creation and storage of data and the increasing strategic importance of having data available, secure and recoverable, the data storage markets in which we compete will continue to expand. We also believe this growth will reflect an accelerating growth rate in the demand for IT services, including data management and monitoring solutions. The total market for IT services worldwide according to Gartner is forecasted to grow to almost $856 billion by 2010 from $629 billion in 2005, with a 6.4% compounded annual growth rate (“CAGR”). More importantly, the worldwide market for storage services is expected to grow to $33 billion by 2010, with a 6.6% CAGR, according to Gartner Dataquest. The following chart details the estimated growth progression through 2010.

Worldwide Storage Services Forecast ( amounts in millions)

	2008	2009	2010	CAGR %

Hardware maintenance and support	$10,497	$10,921	$11,380	4.0%
Software support	3,652	4,100	4,681	11.5%
Consulting	4,327	4,639	4,943	7.8%
Development and integration	4,186	4,447	4,601	5.7%
IT management	6,518	7,040	7,369	8.1%

Total worldwide	$29,180	$31,147	$32,974	6.6%

Source: Gartner Dataquest (January 2007)

IT departments are faced with the challenges of rapidly expanding amounts of data to manage, increasing demands on data availability for day-to-day business and in meeting regulatory requirements, and increasing and more stringent compliance and governmental regulations regarding data storage, integrity and recoverability. Conversely, the number of IT personnel is projected by Industry Data Corporation to increase by only 10% annually. We expect the disparity between the growth in IT personnel and data storage demands will increase the likelihood that organizations will turn to outsourced products and services, such as those provided by us, to successfully meet the increasing demands being placed on the organization. We believe companies will consolidate their storage infrastructures and implement enhanced software and service capabilities, such as storage area network management, virtualization, storage resource management and outsourcing automated storage monitoring and management services.

We believe companies will continue to make investments in data storage products and services and that spending in this area will become a larger percentage of companies’ total IT budget. We believe the following company needs will be primary drivers of data storage and management spending:

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

Data Protection Requirements. An increasing need for high throughput performance, greater frequency of back-ups, quicker restoration of data and more stringent data availability requirements are key factors that we expect to drive the migration to disk-based data protection solutions. We believe disk storage devices will not only be used as a target device for replication and mirroring, but will also be incorporated into traditional back-up systems.

Emphasis on Security. Organizations worldwide require data protection solutions that assure financial compliance and transparent audits. Our software solutions and 24x7 NOC provides solutions worldwide for the delivery of accurate and timely information compliance.

Adoption of Robust Storage Management Software Solutions. Storage management software innovations continue to enter the market. Storage management software enhancements can be divided into four segments: storage area network management, virtualization, storage resource management and automated resource management. We anticipate that advances in each of these areas will enable improved storage availability, manageability and performance.

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

Virtualization. Data Center operators and IT managers are increasingly utilizing a virtualization approach in the storage and server layers of their network infrastructure. The consolidation of devices and related operating and capital cost reductions create demand for professional services and products.

Business Strategy

Our objective is to advance our position as a multi-vendor product and service solutions provider to further expand our North American and European presence. To achieve these objectives, we have adopted the following strategies:

•
Growth in Professional and Managed Services Revenue. We have invested and continue to invest heavily in our professional and managed service capabilities.  Our services delivery platform, processes and support, are in place to provide services throughout North America and Europe.  Growth in higher-margin services should drive much greater incremental cash flows and enable significant economies of scale.  We expect this growth to be achieved organically. We will evaluate acquisition opportunities that will supplement our organic growth.

•
Growth through Acquisition. Our acquisitions (six since February 2005) have expanded our customer base, provided a large suite of products and services, expedited the development of a strong 65-person direct sales force, added management talent, created a platform from which to extract revenue synergies among our various product and service offerings, and provided significant opportunities for consolidation/cost reduction. We intend to continue to seek acquisition candidates to complete our North American geographic presence, as well as to add new and complementary service capabilities for rollout through our entire sales force. We believe the markets for storage management and services and value-added resellers are highly fragmented and that there are many smaller providers with successful product offerings that are seeking merger or acquisition partners. We seek acquisition candidates that have the following characteristics:

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

•
Offer Complete Data Protection Solutions. A complete data protection solution includes storage resource management, back-up applications, storage hardware, professional services, and operations and financing solutions. Prior to 2005, we were primarily focused on the operations component of the complete data protection solution and had limited participation in the other areas. We estimate that the operations component comprises only 10-15% of the total spending of an enterprise or service provider customer for a complete data protection solution. We believe our GridWorks proprietary monitoring and management solutions positions us to offer a superior and more complete storage and data protection solution to our customers than that which is currently offered by our competitors.

•
New Service Development. We intend to continue to produce quality software-based service solutions that meet client expectations in terms of functionality, flexibility, procurement cost, implementation cost and ongoing maintenance cost. We believe our service lines meet these expectations and will continue to do so as these products evolve. We are committed to continuous service improvement through a formal research and software development program that is driven by customer input. We intend to continue to utilize our industry, customer and supplier relationships to keep abreast of emerging standards, protocols and application programming interfaces as such trends are introduced and gain market acceptance.

•
Increase Marketing and Direct Sales Efforts. We have invested heavily in our sales force and direct marketing efforts and will continue to invest in this area. Our direct sales organization is organized into sales teams that are assigned to our operating units. We intend to leverage our successes by devoting significant marketing and direct sales resources to cross-marketing products and services offered by our operating units. Our sales teams intend to add established distributors with the skills necessary to sell our comprehensive storage solutions. As we have grown, we qualify for significantly higher levels of marketing support from our manufacturers and distributors. We intend to use these resources on customer acquisition activities.

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

Customers

Many organizations continue to face data growth, technology obsolescence, shrinking IT budgets and increasingly burdensome compliance objectives. We help customers to deal economically with these challenges by providing a complete storage and IT management solution. Our complete solutions include products and third party maintenance contracts; professional services that include engineering, design and implementation; managed services that include remote monitoring, data management and maintenance services; and financing solutions. Organizations benefit from our solutions in numerous ways, including improved infrastructure performance, business risk mitigation and cost management/reduction for overall operations. We believe organizations currently are facing the following issues:

•	Total storage needs that are typically increasing 65% annually;

•	New technologies requiring integration across platforms;

•	Increasing levels of external and internal compliance policies;

•	Pressure to minimize IT staffing levels; and

•	Limited capital or operating budgets.

Our customers are located in North America and Europe and are primarily Fortune 2000 Enterprises and mid-tier Enterprises, Data Center Operators and IT Service Providers.

For the year ended December 31, 2007, aggregate revenues from customers located in Europe amounted to $7.7 million or 5% of revenue, while revenues from customers located in North America totaled $138.1 million or 95% of total revenue. For the year ended December 31, 2006, aggregate revenues from customers located in Europe amounted to $3.2 million or 5% of revenue, while revenues from customers located in North America totaled $63.4 million or 95% of total revenue. For the year ended December 31, 2005, aggregate revenues from customers located in Europe amounted to $2.1 million or 6% of total revenue, while revenues from customers located in North America totaled $35.8 million or 94% of total revenue.

Datacenter Operators and IT Service Providers. Customers in this segment consist primarily of managed service providers that offer hosting and co-location solutions. These are regional, national and multi-national providers requiring competitive data protection and management solutions and deep engineering and operations resources to support their core data center services. Representative customers include COLT, Terremark, Viawest, Quovadis and TeleCity .

Fortune 2000 Enterprises and Mid Market. Customers in this segment consist primarily of mid-tier enterprise businesses that require IT expertise to manage their complex IT and storage infrastructures. We have provided complete solutions to a wide range of large and middle market customers, including Network Appliance, Inc., Accenture, Good Technology and Amlyn Pharmaceuticals. Other representative customers include Blue Cross/Blue Shield, Standard Insurance, Jack in the Box, Solar Turbines, Calyon Financial and Huron Consulting.

Products and Services

We are a complete solutions provider of storage management and IT infrastructure products and services. We classify our revenues as either product or service revenue. Product revenue includes the sale of all hardware and software products and third-party maintenance contracts (for which we have no continuing involvement or obligation). Service revenue includes professional services revenue, recurring managed service revenue and revenue from maintenance services managed by us.

Products

Resale of Third-party Hardware and Software. We resell various products developed by third-parties, including computer hardware and software and other peripheral devices, as well as maintenance contracts. We resell all third-party products pursuant to agreements with the manufacturers or through distributor authorized reseller agreements pursuant to which we are entitled to purchase products at discounted prices. Accordingly, we believe we are able to obtain pricing at competitive and often superior terms to that of other resellers. We represent most major original equipment manufacturers, or OEMs, and all major storage OEMs, including the following:

Products	Suppliers

Primary Storage	EMC
Hewlett-Packard
Hitachi Data Systems Corporation
Network Appliance, Inc.
Sun Microsystems, Inc.

Servers and Systems	Dell Computer
Hewlett-Packard
IBM
Sun Microsystems, Inc.

Tape Automation	Quantum Corporation
Spectra Logic Corporation
Sun Microsystems, Inc.
Xiotech

Data Protection	CommVault Software
Data Domain
Symantec Corporation

Networking and Security	Brocade Communications Systems, Inc.
Checkpoint Software
Cisco Systems
Juniper Networks
Symantec Corporation

Services

Professional Services. Our professional services include a broad range of assessment, project management, design and implementation services that are applied across most products sold in our markets. These services are usually limited engagements performed under specific Statements of Work with our customers. Our engineering staff has broad expertise and has received appropriate certifications from our OEM partners. The services we provide include:

•
Storage and infrastructure assessments — providing independent feedback on the health, performance and utilization of storage and systems infrastructure, as well as a report card on business performance and compliance relative to established objectives and peer organizations.

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

Managed Services

Outsourcing Services. Our service offerings are based upon the complementary nature of our products. Our managed services and First Call maintenance services are an integral part of the continued operations, security and protection around the products we sell and are imperative to customers’ IT and storage infrastructure. Services are sold under long-term recurring service contracts usually with terms of one to three years.

Managed Storage and Monitoring Services. We offer a proprietary managed storage and monitoring service through our proprietary GridWorks Operations Support Systems (“OSS”) platform. The GridWorks platform enables automated remote monitoring, alert and notification and the remote management of back-up applications. The service enables a proactive, granular look into a customer’s infrastructure, providing real-time insight to the performance of the customer’s technology investment. The service provides proactive management of the health, capacity and utilization of a storage infrastructure. Our platform consists of a suite of applications that enables our NOC to monitor and manage customer infrastructures globally through automation. Our GridWorks Portal is the user interface into our GridWorks suite of applications, allowing us to monitor and manage the status, health, performance and capacity of an enterprise storage infrastructure. GridWorks provides the functionality of many costly storage resource management (SRM) software products, but is included as part of a service contract. From this one, consolidated application, enterprise customers can access all the information required to review our operation and management of their complex heterogeneous, geographically distributed storage environments. The service is offered to customers in three options ranging from a basic monitoring service to a complete service including all underlying IT equipment and software, as follows:

•
Our GridWatch solution is a remote monitoring, alert and notification service. The service is performed on the customer’s existing storage infrastructure and includes monthly reporting on performance, efficiency, reliability and the integrity of the data storage networks.

•
Our GridManage solution provides virtual system administration through remote management of storage applications and hardware infrastructure. The service is performed using the customer’s existing storage infrastructure and includes the actual day-to-day operation of the customer’s data storage applications, including specifically the back-up and recoverability of data. This service solution includes all of the services provided by our GridWatch solution.

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

24x7 First Call Operations and Maintenance Support. We operate a 24x7 NOC in Broomfield, Colorado where all First Call maintenance in-coming calls are received, diagnosed and routed to the appropriate engineering personnel or vendor. Support services are provided on all proprietary and third-party products and services. For Enhanced First Call, the support personnel in our NOC have the ability to remotely access the customer’s infrastructure using our GridWork's platform to respond to alert notifications from the customer and remotely correct the problem. In other cases, the NOC notifies our customers of the problem and corrects (or instructs corrective action) or dispatches vendor support prior to the customer calling the NOC. We also have a secondary support desk in San Diego, California. Our engineering staff also provides level 2 and 3 support worldwide. These services are sold under long-term recurring service contracts ranging from one to three years.

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

Sales and Distribution

We sell products and services directly to our customers. In certain cases we work with data center operators to coordinate their sales efforts relating to the sale of our managed storage services.

At December 31, 2007, our direct sales force consisted of 65 direct sales people. Sales and marketing personnel are located at our offices in Broomfield, Colorado; San Diego, San Francisco, San Jose and Santa Clara, California; Boise, Idaho; Chicago, Illinois; Portland, Oregon; Dallas, Texas; Kirkland, Washington; Metuchen, New Jersey; Manhattan, New York, Conshohocken, Pennsylvania and London, England. We also have a sales and marketing presence in Phoenix, Arizona and Los Angeles, California but presently have no physical locations in these cities. We conduct comprehensive marketing programs that include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communications programs.

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

We have co-marketing relationships with national and regional distribution partners to drive regional and local market penetration, and with market-specific regional marketing partners to drive vertical market penetration. Manufacturers and distributors make available to us certain funds for marketing expenses through various programs. These programs include direct mail, lead generation, advertising, event marketing, brand awareness and sales solutions. Manufacturing rebates also are applied to fund a significant portion of our marketing expenses. We earn marketing co-op funds based on a percentage of product sales and associated volumes. In addition to a percentage of total sales volume, manufacturers also provide special rebate programs. These co-op funds are managed to support our marketing activities, including, but not limited to, marketing communications, training, certification, advertising, events, branding and lead generation programs.

Research and Development

We maintain a software development staff that designs and develops enhancements and improvements to our GridWorks OSS platform. We believe that by performing most of our own software development, we can more quickly and cost-effectively introduce new and innovative technologies and services. In addition, we believe we are better equipped to incorporate customer preferences into our development plans.

We seek to offer comprehensive storage services using our proprietary GridWorks OSS, which enables automated remote monitoring and management of complete storage infrastructures and back-up applications. To effect this strategy, we intend to continue to introduce upgraded functionality and enhancements to existing products.

Developing new technology, products and services is complex and involves uncertainties. There can be no assurance that our development efforts will be successful. For the years ended December 31, 2007, 2006 and 2005, we incurred capitalizable software development costs totaling $0.8 million, $0.6 million and $0.6 million, respectively. See Note 2 to Notes to Consolidated Financial Statements.

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

We are not aware of any case in which our products, trademarks or other proprietary rights infringe the property right of third-parties, but have not performed any independent investigations to determine whether such infringement exists. Accordingly, there can be no assurance that third-parties will not assert infringement claims against us in the future with respect to current or future products or that any such assertion may not require us to enter into royalty arrangement or result in litigation. As the number of software products in the industry increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.

Competition

The markets for our products and services are becoming increasingly competitive. We believe our ability to compete depends on a number of factors, some within and some outside of our control. These factors include, among others, the functionality, price and performance of our products and services relative to our competitors’ offerings, customer satisfaction and customer support capabilities, the breadth of product lines and support services, the strength of our sales force and channel partnership relationships, and general economic and business conditions. We expect additional companies to begin offering products and services similar to those we offer. Many of these companies have significantly greater name recognition and financial resources than we do.

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

We compete primarily with systems integrators and value added resellers such as Forsythe Technologies, Datalink Corporation, Agilysys and ePlus, Inc. In addition to these companies, we compete with many privately owned and regionally focused value added resellers. For managed services, our primary competition is our customers’ existing in-house staffing, except for remote storage services where we compete primarily with EMC and Iron Mountain.

Employees

As of December 31, 2007, we employed 265 people on a full-time basis, of which nine were executive management, 108 were in sales and marketing, 94 were in engineering and software development and 54 were in finance and administration.

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

In August 2004, we acquired all of the outstanding capital stock of MSI, also known as “Incentra of CO” (the “Incentra of CO Acquisition”). The acquisition was accounted for as a reverse merger and MSI was deemed to be the acquirer for accounting purposes. On October 25, 2004, we changed our name to Incentra Solutions, Inc.

Since 2005, we have made six strategic acquisitions of resellers of storage equipment. In connection with these acquisitions, we acquired all assets and liabilities of the business, primarily cash, accounts receivable and accounts payable and substantially all of the personnel of each business as follows:

•
In February 2005, we acquired all of the outstanding capital stock of Star Solutions of Delaware, Inc. (“Star”), a privately-held company. At the time of acquisition, the business employed 45 personnel and was geographically focused in southern California, Nevada and Arizona.

•
In March 2005, we acquired all of the outstanding capital stock of PWI Technologies, Inc. (“PWI”), a privately-held company. At time of acquisition, the business employed 33 personnel and was geographically focused in the northwestern United States.

•
In April 2006, we acquired all of the outstanding capital stock of Network Systems Technologies, Inc. (“NST”), a privately-held company. At the time of acquisition, the business had 30 personnel, with an office located in Chicago, Illinois. .

•
In September 2006, we acquired all of the outstanding capital stock of Tactix, Inc. (“Tactix”), a privately-held company. At the time of acquisition, the business employed 18 personnel and was geographically focused in the northwestern United States.

•
In August 2007, we acquired all of the outstanding capital stock of Helio Solutions, Inc. (“Helio”), a privately-held company. At the time of acquisition, the business employed 50 personnel and was geographically focused in California and Arizona.

•
In September 2007, we acquired all of the outstanding capital stock of Sales Strategies, Inc. (“SSI”), a privately-held company. At the time of acquisition, the business employed 20 personnel and was geographically focused in the New York metro area, eastern Pennsylvania and Denver, Colorado.

In July 2006, we sold to Genuity Capital Management Services, Inc. ("Genuity") substantially all of the assets of Front Porch, including all intellectual property rights relating to the DIVArchive product applications and its investment in Front Porch International S.A.S. In connection with such sale, Genuity offered employment to substantially all of our personnel in the United States associated with the transferred assets and all those employed by Front Porch International S.A.S in Europe and assumed certain software support obligations to our DIVArchive customers.

The consolidated financial statements presented herein include the financial statements of the acquired companies from respective dates of their acquisitions.

ITEM 1A. Risk Factors

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS WE FACE. THESE RISKS ARE THE RISKS WE CONSIDER TO BE SIGNIFICANT. WE MIGHT BE WRONG. THERE MAY BE RISKS THAT YOU VIEW DIFFERENTLY THAN WE DO, AND THERE MAYBE OTHER RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL, BUT THAT MAY IN FACT IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED.

OUR OPERATING HISTORY IS LIMITED, SO IT WILL BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS IN MAKING AN INVESTMENT DECISION.

Although we were incorporated in 1995, we have a limited operating history. We commenced operations in our Incentra of CO line of business in August 2004 at which time we acquired ManagedStorage International, Inc., a Delaware corporation that commenced operations in March 2000. We are still in the early stages of our development, which makes the evaluation of our business operations and our prospects difficult. Before buying our common stock, you should consider the risks and difficulties frequently encountered by early stage companies. These risks and difficulties, as they apply to us in particular, include:

•	our need to expand the number of products we distribute and services we offer;

•	our ability to research, develop and successfully bring new technology to the market;

•	our need to expand and increase the resale of storage and storage management hardware and software;

•	potential fluctuations in operating results and uncertain growth rates;

•	limited market acceptance of the products we distribute and services we offer;

•	concentration of our revenues in a limited number of market segments;

•	distribution of our operations and revenues in the North American and European markets;

•	our dependence on our existing service customer base for recurring revenue and our ability to sustain it;

•	our need to continue to develop and expand North American and European markets;

•	our need to expand our direct sales force;

•	our need to expand our channel partner network;

•	our need to continue to establish, secure and maintain key supplier relationships;

•	our need to manage rapidly expanding operations;

•	our need to attract and train qualified personnel;

•	our ability to successfully integrate our recent acquisitions, and to retain key personnel, customers and vendor relationships;

•	our ability to successfully implement our acquisition strategy;

•	our international operations and foreign currency exchange rate fluctuations;

•	our limited existing capitalization; and

•	our limited ability to raise new capital.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY OR GENERATE POSITIVE CASH FLOW.

We incurred net losses applicable to common shareholders of $16.8 million in 2005, $5.5 million in 2006 and $11.9 million in 2007. In addition, cash used in continuing operations amounted to $2.5 million in 2005, $14.7 million in 2006, and $6.3 million in 2007. If we continue to incur net losses or continue to require cash to support our operations in future periods, we may be unable to achieve one or more key elements of our business strategy, which include the following:

•	increasing the number of storage and storage management products we distribute and services we offer;

•	successfully implementing our acquisition strategy, including the integration of our recent acquisitions;

•	increasing our sales and marketing activities, including the number of our sales personnel;

•	increasing the number of markets into which we offer and sell products;

•	expanding our reach to customers for resale of hardware and software and sale of managed storage services; or

•	acquiring or developing additional product lines.

As of December 31, 2007, we had a working capital deficit of $13.4 million and a shareholders' deficit of $13.9 million. We may not achieve profitability if our revenues increase more slowly than we expect, or if operating expenses exceed our expectations or cannot be adjusted to compensate for lower than expected revenues. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause our stock price to decline. In addition, we procure products for resale from a limited number of distributors from which we heavily depend on availability of open credit lines, rebates and promotional funds.  A disruption in our relationship with any of our primary distributors could have a material adverse impact on our operating results. In addition, borrowings under our revolving credit facility with Laurus Master Fund, Ltd. (“Laurus”) are supported by our trade receivables. A disruption in our business that results in a decline in sales and receivables could adversely impact our ability to utilize the Laurus revolving credit facility.

REDEMPTION OBLIGATIONS UNDER OUR SERIES A PREFERRED STOCK MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

 The Series A preferred shareholders have a right of redemption that matures on August 18, 2008. From that date forward, the shareholders have the right but not the obligation to demand redemption at a price equal to the greater of (i) $12.60 (subject to certain adjustments) per each share of Series A preferred stock (currently $31.5 million in the aggregate) plus an amount equal to all accumulated but unpaid dividends on each such share of Series A preferred stock or (ii) the fair market value of the common stock in to which the shares of Series A preferred stock is then convertible. We do not presently have sufficient cash to meet a redemption demand and our 2008 business plan does not provide for sufficient cash flow to meet a redemption demand, should one occur. The Series A preferred shareholders are not required to take any action and any request for redemption must be approved by 80% of the Series A preferred shareholders. However, if such a demand were to be made, an event of default may be deemed to have occurred under our debt agreements with Laurus due to a subjective acceleration clause. Laurus would have the right to demand repayment of all outstanding obligations due to Laurus and these obligations are senior to the rights of these Series A preferred shareholders.

OUR LIMITED OPERATING HISTORY AND RECENT ACQUISITIONS MAY MAKE IT DIFFICULT FOR US TO ACCURATELY FORECAST OUR OPERATING RESULTS.

Our planned expense levels are and will continue to be based in part on our expectations concerning future revenue, which is difficult to forecast accurately based on our stage of development and recent acquisitions. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Our operating results may also be impacted significantly if we are unable to accurately forecast the revenues, gross margins and operating results of our lines of business, including those businesses we recently acquired. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in gross margin. In addition, we will incur costs to integrate and to develop and extract the synergies of the acquired businesses. If these expenses precede or are not rapidly followed by a corresponding increase in revenue, our business, operating results and financial condition may be materially and adversely affected.

CERTAIN OF THE MARKETS WE SERVE ARE RAPIDLY EVOLVING OR CHANGING.

We offer products and services to the emerging market of information technology and storage management. This market for our products and services is rapidly evolving. In addition, our products and services are new and based on emerging technologies. We also offer managed storage solutions to the enterprise and service provider markets, which also are rapidly evolving. As is typical in the case of new and rapidly evolving industries, demand and market acceptance for recently-introduced technology and products are subject to a high level of uncertainty. Broad acceptance of our products and services is critical to our success and ability to generate revenues from these markets. Acceptance of our products and services will be highly dependent on the functionality and performance of the products and services and our success with the initial implementation of our products and services. There can be no assurance that we will be successful in obtaining market acceptance of our technology, products and services.

OUR PRIMARY SOURCE OF WORKING CAPITAL IS DEPENDENT ON A BORROWING BASE CONSISTING OF TRADE RECEIVABLES.

Borrowings under our revolving credit facility with Laurus are supported by our trade receivables. A disruption in our business that results in a decline in sales and receivables could adversely impact our ability to utilize the Laurus revolving credit facility. Our borrowing capacity on our revolving line of credit was $20.0 million, of which, we had $4.3 million available, as of December 31, 2007.

IF OUR DATA STORAGE PRODUCTS OR THE SOFTWARE OR SYSTEMS UNDERLYING OUR DATA MANAGEMENT SERVICES CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, WE COULD INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOSE SALES.

The software-based products and services we offer may contain undetected errors or defects when first introduced or as new versions are released. Introduction by us of software-based products and software-based services with reliability, quality or compatibility problems could result in reduced revenues, uncollectible accounts receivable, delays in collecting accounts receivable and additional costs. There can be no assurance that, despite testing by us or by our customers, errors will not be found in our software-based products or services after commencement of commercial deployment, resulting in product redevelopment costs, the loss of, or delay in, market acceptance and/or the inability to timely and effectively deliver our software-based services, such as our remote monitoring/management services. In addition, there can be no assurance that we will not experience significant product returns in the future. Any such event could have a material adverse effect on our business, financial condition or results of operations.

RAPID TECHNOLOGICAL CHANGES IN THE MARKETPLACE MAY ADVERSELY AFFECT OUR BUSINESS.

The information storage industry is subject to rapid technological change and new product introductions and enhancements. Our ability to remain competitive in this market may depend in part upon our ability to develop new and enhanced products or services and to introduce these products or services at competitive prices on a timely and cost-effective basis. In addition, new product or service introductions or enhancements by our competitors or the use of other technologies could cause a decline in sales or loss of market acceptance of our existing products and services. Our success in developing, introducing, selling and supporting new and enhanced products or services depends upon a variety of factors, including the timely and efficient completion of product design and development, and the timely and efficient implementation of production and conversion processes. Because new product development commitments may be made well in advance of sales, new product or service decisions must anticipate changes in the industries served. There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products or services or in enhancing our existing products or services. Failure to do so successfully may adversely affect our business, financial condition and results of operations.

IF THE DATA STORAGE INDUSTRY FAILS TO DEVELOP COMPELLING NEW STORAGE TECHNOLOGIES, OUR STORAGE SOLUTIONS BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED.

Rapid and complex technological change, frequent new product introductions and evolving industry standards increase demand for our services. As a result, our future success depends in part on the data storage industry's ability to continue to develop leading-edge storage technology solutions. Our customers utilize our services in part because they know that newer technologies offer them significant benefits over the older technologies they are using. If the data storage industry ceases to develop compelling new storage solutions, or if a single data storage standard becomes widely accepted and implemented, it will be more difficult to sell new data storage systems to our customers.

THE MARKETS FOR STORAGE AND STORAGE MANAGEMENT PRODUCTS AND SERVICES ARE HIGHLY COMPETITIVE.

The markets in which we sell our products and services are highly competitive. Our primary competitors are information technology service providers, large accounting, consulting and other professional service firms, application service providers, packaged software vendors and resellers and service groups of computer equipment companies. We also experience competition from numerous smaller, niche-oriented and regionalized service providers. We expect our competitors to continue to improve the design and performance of their products. In addition, as the markets for our products and services grow, we expect new competitors to enter the market. There can be no assurance that our competitors will not develop enhancements to or future generations of competitive products or services that will offer superior price or performance features, or that new processes or technologies will not emerge that render our products or services less competitive or obsolete. Increased competitive pressure could lead to lower prices for our products or services, thereby adversely affecting our business and results of operations.

COMPETITION IN THE MANAGED STORAGE SOLUTIONS MARKET COULD PREVENT US FROM INCREASING OR SUSTAINING OUR REVENUES, CASH FLOWS OR ACHIEVING PROFITABILITY.

A significant portion of our cash flows are derived from storage solution services that we provide to the enterprise and service provider markets. This market is rapidly evolving and highly competitive. As technologies change rapidly, we expect that competition will increase in the future. Current economic conditions have also increased competition for available business. We compete with independent storage system suppliers to the high-end market and numerous resellers, distributors and consultants. We also compete in the storage systems market with general-purpose computer suppliers. Many of our current and potential competitors in these markets have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, they may respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products and deliver competitive products at lower end-user prices.

Some of our current and potential competitors in the enterprise-class information storage market include our suppliers. We are not the exclusive supplier of any data storage product we offer. Instead, our suppliers market their products through other independent data storage solution providers, original equipment manufacturers and, often, through their own internal sales forces. We believe direct competition from our suppliers is likely to increase if, as expected, the data storage industry continues to consolidate. This consolidation would probably result in fewer suppliers with greater resources to devote to internal sales and marketing efforts. In addition, our suppliers have established and will probably continue to establish cooperative relationships with other suppliers and other data storage solution providers. These cooperative relationships are often intended to enable our suppliers to offer comprehensive storage solutions, which compete with those we offer. If our relationships with our suppliers become adversarial, it will be more difficult for us to stay ahead of industry developments and provide our customers with the type of service they expect from us.

FUTURE CHARGES DUE TO POSSIBLE IMPAIRMENTS OF ACQUIRED ASSETS MAY HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A substantial portion of our assets is comprised of goodwill and other intangible assets, which may be subject to future impairment that would result in financial statement write-offs. Our recent acquisitions have resulted in significant increases in goodwill and other intangible assets. Goodwill and unamortized intangible assets, including acquired customer lists, were approximately $33.4 million at December 31, 2007, representing approximately 38% of our total assets. If there is a material change in our business operations, the value of the intangible assets we have acquired could decrease significantly. On an ongoing basis and at least annually, we will evaluate, partially based on discounted expected future cash flows, whether the carrying value of such intangible assets may no longer be recoverable, in which case a charge to earnings may be necessary. Any future determination requiring the write-off of a significant portion of unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse affect on our financial condition and results of operations.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE AND A DECLINE IN THE VALUE OF YOUR INVESTMENT.

Our quarterly operating results have varied significantly in the past and will likely fluctuate significantly in the future. Significant annual and quarterly fluctuations in our results of operations may be caused by, among other factors:

•	the volume of revenues we have generated;

•	the timing of our announcements for the distribution of new products or services, and any such announcements by our competitors;

•	the acceptance of the products we distribute and the services we offer in the marketplace; and

•	general economic conditions.

There can be no assurance that the level of revenues and profits, if any, achieved by us in any particular fiscal period will not be significantly lower than in other, including comparable, fiscal periods. We believe quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Operating expenses are based on management's expectations of future revenues and are relatively fixed in the short term. We plan to increase operating expenses to:

•	expand our product and service lines;

•	expand our sales and marketing operations;

•	increase our services and support capabilities; and

•	improve our operational and financial systems.

If our revenues in a given quarter do not increase along with these expenses, our operating margins in such quarter will decline and our net income would be smaller or our losses would be larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause a reduction in the market price of our common stock.

OUR PROPOSED GROWTH AND EXPANSION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We expect to expand our operations through the increase of our sales and marketing efforts, the building of strategic relationships with third parties, the expansion of our research and development activities, and the acquisition of complementary businesses or products. The anticipated growth could place a significant strain on our management and our operational and financial resources. Effective management of the anticipated growth will require expansion of our management and financial controls, hiring additional appropriate personnel as required, and development of additional expertise by existing management personnel. There can be no assurance that these or other measures we implement will effectively increase our capabilities to manage such anticipated growth or to do so in a timely and cost-effective manner. Management of growth is especially challenging for a company with a short operating history and limited financial resources, and the failure to effectively manage growth could have a material adverse effect on our results of operations. If the anticipated growth in revenue and cash flow is delayed or does not occur, these investments in growth and expansion could have a material adverse affect on our results of operations.

OUR GROWTH PLANS DEPEND ON OUR ABILITY TO HIRE AND RETAIN SCARCE TECHNICAL PERSONNEL.

Our future growth plans depend upon our ability to attract, retain and motivate qualified engineers with information storage solutions experience. If we fail to recruit and retain additional engineering personnel, we will experience greater difficulty realizing our growth strategy, which could negatively affect our business, financial condition and stock price.

INTERNAL CONTROL OVER FINANCIAL REPORTING MAY NOT EFFECTIVELY PREVENT OR DETECT MISSTATEMENTS BECAUSE OF INHERENT LIMITATIONS.

Effective internal controls are necessary for the company to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. If the company cannot provide reasonable assurance with respect to its financial reports and effectively prevent fraud, the company’s operating results could be affected. Pursuant to the Sarbanes-Oxley Act of 2002, the company is required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only a reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in the implementation of internal controls, our business and operating results could be harmed, we could fail to meet our financial reporting obligations, and there could be a material adverse effect on our stock price.

FAILURE TO COMPLY WITH OUR VENDOR AGREEMENTS MAY RESULT IN OUR VENDOR(S) SIGNIFICANTLY LIMITING OR TERMINATING THEIR RELATIONSHIP WITH US THEREBY AFFECTING OUR ABILITY TO ACQUIRE AND SELL PRODUCTS TO OUR CUSTOMERS.

Our ability to purchase and sell products of our vendors is predicated on our compliance with vendor agreements currently in place. These agreements outline specific terms that, among other things, outline the technical competency requirements of our staff, geographic sales territories, and other certain restrictive conditions. Although we have instituted certain compliance procedures, no assurance can be given that there will not be any violation of specific terms of these agreements. If the company fails to comply with the terms of any of these agreements, our relationship with our vendor(s) could be restricted or even terminated and negatively impact our ability to sell certain products. The loss of our ability to purchase and sell certain products could have a material, negative affect on the company’s revenue and could adversely affect our financial condition. We are currently not aware of any agreements under which we are not compliant.

ACQUISITIONS COULD DIVERT MANAGEMENT'S TIME AND ATTENTION, DILUTE THE VOTING POWER OF EXISTING STOCKHOLDERS, AND HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

As part of our growth strategy, we expect to continue to pursue the acquisition of complementary businesses and assets. Pursuit of acquisitions or integration of completed acquisitions could result in the diversion of time and personnel from our business. We also may issue shares of common stock or other securities in connection with acquisitions, which could result in the dilution of the voting power of existing stockholders and could dilute earnings per share. Any acquisitions would be accompanied by other risks commonly encountered in such transactions, including the following:

•	difficulties integrating the operations and personnel of acquired companies;

•	the additional financial resources required to fund the operations of acquired companies;

•	our ability to support additional debt service requirements;

•	the potential disruption of our business;

•	our ability to maximize our financial and strategic position by the incorporation of acquired technology or businesses with our product and service offerings;

•	the difficulty of maintaining uniform standards, controls;

•	procedures and policies;

•	the potential loss of key employees of acquired companies;

•	the impairment of employee and customer relationships as a result of changes in management;

•	future impairment loss related to intangible assets and goodwill of acquired companies;

•	significant expenditures to consummate acquisitions; and

•	internal control issues and related compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

As a part of our acquisition strategy, we expect to engage in discussions with various businesses respecting their potential acquisition. In connection with these discussions, we and each potential acquired business may exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms and conditions of the potential acquisition. In certain cases, the prospective acquired business may agree not to discuss a potential acquisition with any other party for a specific period of time, may grant us certain rights in the event the acquisition is not completed, and may agree to take other actions designed to enhance the possibility of the acquisition. Potential acquisition discussions may take place over a long period of time, may involve difficult business integration and other issues, and may require solutions for numerous family relationships, management succession, and related matters. As a result of these and other factors, potential acquisitions that from time to time appear likely to occur may not result in binding legal agreements and may not be consummated. Our acquisition agreements may contain purchase price adjustments, rights of set-off, and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. These remedies, however, may not be sufficient to compensate us in the event that any unforeseen liabilities or other issues arise.

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our intellectual property. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Presently, we have no patents or pending patent applications covering our intellectual property. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners, and license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of our products is difficult and, although we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem.

The defense and prosecution of copyright, trademark and patent suits may be both costly and time consuming, even if the outcome is favorable to our company. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease selling certain of our products. We also will rely on unpatented proprietary technology and there can be no assurances that others may not independently develop the same or similar technology or otherwise obtain access to our proprietary technology. There can be no assurance that confidentiality agreements entered into by our employees and consultants, advisors and collaborators will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information.

THE LOSS OF THE SERVICES OF THOMAS P. SWEENEY III, OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD, COULD IMPAIR OUR ABILITY TO SUPPORT CURRENT OPERATIONS AND DEVELOP NEW BUSINESS AND TO RUN OUR BUSINESS EFFECTIVELY.

We are highly dependent on the services of Thomas P. Sweeney III, our Chief Executive Officer and Chairman of the Board. The loss of the services of Mr. Sweeney could have an adverse affect on our future operations. Our primary lender, Laurus, could consider a loss of the services of Mr. Sweeney to be a material adverse change in our affairs, and therefore an event of default. On April 2, 2007, the employment agreement with Mr. Sweeney was extended for three years, effective March 22, 2007. We do not currently maintain a key man life insurance policy insuring the life of Mr. Sweeney.

OUR LONG SALES CYCLE RELATED TO MANAGED SERVICES (OUTSOURCING CONTRACTS) MAY CAUSE FLUCTUATING OPERATING RESULTS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE.

Our managed services sales cycle is typically long and unpredictable, making it difficult to plan our business. Current economic conditions have increased this uncertainty. Our long managed services sales cycle requires us to invest resources in potential projects that may not occur. Further, new product introductions, or the announcement of proposed new products, may delay our customers' decisions to invest in storage solutions we propose. Our long and unpredictable managed services sales cycle may cause us to experience significant fluctuations in our future annual and quarterly operating results. It can also result in delayed revenues, difficulty in matching revenues with expenses and increased expenditures. Our business, operating results or financial condition and stock price may suffer as a result of any of these factors.

WE ARE RESTRICTED FROM PAYING DIVIDENDS ON OUR COMMON STOCK AND DO NOT INTEND TO DO SO IN THE FORESEEABLE FUTURE, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK AND THE VALUE OF YOUR INVESTMENT TO DECLINE.

Provisions in our senior loan agreement prevent the holders of our common stock from receiving dividends out of funds legally available. Furthermore, the terms of our Series A Preferred Stock provide that, so long as at least 250,000 shares of our originally issued shares of Series A Preferred Stock are outstanding, we cannot declare or pay any dividend without having obtained the affirmative vote or consent of at least 80% of the voting power of our shares of Series A Preferred Stock. To date, we have not paid any cash dividends. Our board of directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE IT DIFFICULT FOR A THIRD-PARTY TO ACQUIRE US.

We are a Nevada corporation. Anti-takeover provisions of Nevada law could make it more difficult for a third party to acquire control of our company, even if such change in control would be beneficial to stockholders. Our articles of incorporation provide that our board of directors may issue preferred stock without stockholder approval. The issuance of preferred stock could make it more difficult for a third-party to acquire us. All of the foregoing could adversely affect prevailing market prices for our common stock.

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile. During the past twelve months, our common stock has traded at prices ranging from $0.65 to $1.11 per share. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. We cannot assure you that our common stock will trade at the same levels of other stocks in our industry or that our industry stocks in general will sustain their current market prices. Factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our quarterly operating results;

•	large purchases or sales of our common stock;

•	announcements of technological innovations;

•	changes in financial estimates by securities analysts;

•	investor perception of our business prospects;

•	conditions or trends in the digital information asset management industry;

•	changes in the market valuations of other such industry related companies;

•	the acceptance of market makers and institutional investors of our common stock; and

•	worldwide economic or financial conditions.

SHARES OF COMMON STOCK ELIGIBLE FOR SALE IN THE PUBLIC MARKET MAY ADVERSELY
AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Sales of substantial amounts of common stock by stockholders in the public market, or even the potential for such sales, may adversely affect the market price of our common stock and could impair our ability to raise capital by selling equity securities. As of December 31, 2007, approximately 12.0 million of the 21.3 million shares of common stock currently outstanding were freely transferable without restriction or further registration under the securities laws, unless held by "affiliates" of our company, as that term is defined under the securities laws. We also have outstanding, approximately 9.3 million shares (excluding 4,933,942 shares of common stock issuable upon conversion of our outstanding shares of Series A preferred stock) of restricted stock, as that term is defined in Rule 144 under the securities laws, that are eligible for sale in the public market, subject to compliance with the holding period, volume limitation and other requirements of Rule 144. Moreover, the exercise of outstanding options and warrants will result in additional outstanding shares of common stock and will create additional potential for sales of additional shares of common stock in the public market.

EXERCISE OF OUTSTANDING WARRANTS HELD BY LAURUS MASTER FUND, LTD., VALENS U.S. FUND AND CALLIOPE CAPITAL CORPORATION (“LAURUS”) COULD SUBSTANTIALLY DILUTE OUR EARNINGS PER SHARE AND THE VOTING POWER OF EXISTING STOCKHOLDERS.

As of December 31, 2007, we have issued to Laurus on nine previous occasions, stock purchase warrants and a common stock option that are exercisable to purchase an aggregate of 6,343,247 shares of our common stock. The terms of our agreements with Laurus, allow beneficial ownership of greater than 9.99% of our outstanding common stock following 61 day notice of intent to exercise. The potential issuance of these additional shares could depress the market price of our common stock. The large number of shares that we may potentially issue to Laurus could result in the dilution of our earnings, if any, per share and the voting power of our existing stockholders.

FAILURE TO MEET SPECIFIC TIMETABLES ON FILING OR HAVING DECLARED EFFECTIVE OUR REGISTRATION STATEMENT COULD TRIGGER AN EVENT OF DEFAULT UNDER OR NOTE AGREEMENTS WITH LAURUS.

The provisions of our Registration Rights Agreements with Laurus place specific timetables on the filing and effectiveness of our Registration Statement. In the event we do not comply with those provisions, Laurus could consider this a breach of the Registration Rights Agreements which would then in turn create a breach of the note agreements with Laurus and trigger the event of default provisions therein.

CERTAIN RESTRICTIVE COVENANTS CONTAINED IN THE AGREEMENT WITH THE HOLDERS OF OUR SERIES A PREFERRED STOCK AND THE LAURUS CREDIT FACILITIES COULD NEGATIVELY IMPACT OUR ABILITY TO OBTAIN FINANCING FROM OTHER SOURCES.

Our credit facility with Laurus restricts us from obtaining additional secured debt financing in excess of $100,000 without their prior written approval, with certain exceptions. We also are restricted from issuing any shares of preferred stock without the prior approval of the Series A preferred stockholders and Laurus. To the extent that the Series A preferred stockholders and Laurus decline to approve a proposed secured or unsecured debt financing or issuance of preferred stock, we would be unable to obtain such financing without defaulting under our credit facility with Laurus and violating certain covenants in the agreement with the holders of our Series A preferred stock. In addition, subject to certain exceptions, we have granted to holders of our Series A preferred stock and Laurus rights of first refusal to purchase any additional debt or equity securities we may seek to issue to raise additional capital. The securities held by Laurus contain anti-dilution protections against the issuance of equity securities at a price per share that is less than the fixed conversion price or exercise price of our convertible note or stock purchase warrants held by Laurus. The right of first refusal and anti-dilution protections granted to holders of our Series A preferred stock and to Laurus could act as deterrents to third parties that may be interested in providing us debt financing or purchasing our equity securities. To the extent that such a financing is required for us to continue to conduct or expand our operations, these restrictions could have a material adverse affect on our operations or financial condition.

AN ADVERSE CHANGE IN ECONOMIC CONDITIONS IN GENERAL, OR A DECLINE IN BUSINESS SPENDING COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.

The market for our products is highly competitive. Adverse change in general economic conditions or a decline in business spending could result in an overall decline in demand for our products or services. Such a situation would result in increased competition, and could result in lower revenue and/or lower gross margin. In addition, we would experience greater difficulty realizing our growth strategy, which could negatively affect our business, financial condition and stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices and certain administrative functions are located in Boulder, Colorado, where we lease approximately 5,000 square feet of office space under a month to month arrangement.

We lease approximately 108,000 square feet of office space in 19 locations, including approximately 19,500 square feet of office space in Broomfield, Colorado. The Broomfield site houses our software development resources, engineering, NOC, information management systems and administrative functions.

On August 15, 2007, Incentra Solutions, Inc., in connection with the acquisition of Helio, assumed the future lease commitments on four leased properties. The properties are located in California and Arizona and have an aggregate office space of 41,795 square feet with future lease commitments extending through December 2017.

On September 5, 2007, Incentra Solutions, Inc., in connection with the acquisition of SSI, assumed the future lease commitments on three additional leased properties. The properties are located in Massachusetts, Pennsylvania and New Jersey and have an aggregate office space of 4,100 square feet with future lease commitments extending through December 2010.

At December 31, 2007, aggregate lease payments under all leases (including the leases as of the date of acquisition of the two companies acquired in August and September 2007) through the end of the lease terms were as follows:

		Future Lease
	Square Footage	Commitment
Anchorage, Alaska	819	$9,218
San Diego, California	4,724	306,806
San Francisco, California	2,800	-	*
San Jose, California	25,820	363,321
Santa Clara, California	12,923	4,585,597
Broomfield, Colorado	19,426	2,170,856
Boulder, Colorado	5,000	-	*
Boise, Idaho	2,543	54,000
Chicago, Illinois	400	23,160
Lombard, Illinois	11,324	635,955
Sudbury, Massachusetts	1,100	44,088
Detroit, Michigan	3,008	43,992
Metuchen, New Jersey	2,000	88,200
Manhattan, New York	614	-	*
Tigard, Oregon	5,430	158,868
Conshohocken, Pennsylvania	1,000	63,000
Richardson, Texas	1,661	23,595
Kirkland, Washington	6,189	519,663
London, England	1,000	100,020

Total	107,781	$9,190,339

 * No future lease commitments - lease arrangement is on a month to month basis

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "ICNS." The following table sets forth the high and low bid prices for our common stock for each fiscal quarter within our last two fiscal years, as reported by the National Quotation Bureau. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. Prices for periods prior to June 9, 2005 have been adjusted to reflect a ten-for-one reverse split of our common stock effective on that date.

	HIGH BID	LOW BID

YEAR ENDED DECEMBER 31, 2005
First Quarter	$3.10	$1.61
Second Quarter	2.80	0.51
Third Quarter	2.00	0.90
Fourth Quarter	1.90	0.85

YEAR ENDED DECEMBER 31, 2006
First Quarter	$1.40	$0.90
Second Quarter	1.65	1.05
Third Quarter	1.35	1.09
Fourth Quarter	1.24	0.92

YEAR ENDED DECEMBER 31, 2007
First Quarter	$1.11	$0.91
Second Quarter	1.02	0.85
Third Quarter	0.92	0.67
Fourth Quarter	1.01	0.65

Holders

At March 21, 2008, there were approximately 300 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2007, the following equity compensation plans were in effect:

EQUITY COMPENSATION PLAN INFORMATION
	Number of		Number of
	securities	Weighted average	securities
	to be issued	exercise price	remaining
	upon exercise of	of outstanding	available
	outstanding options,	options,	for future
Plan category	warrants and rights	warrants and rights	issuance
Equity compensation
plans approved by
security holders	-	N/A	-

Equity compensation
plans not approved by
security holders:

2000 Incentra Option Plans	2,250,951	$1.95	183,351

2006 Stock Option Plan	1,697,223	$1.11	52,777

Total	3,948,174	$1.59	236,128

Our equity incentive plans are more fully described in Part III herein and in Note 11 to Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition of Operations” appearing elsewhere in the Annual Report on Form 10K. The consolidated statements of operations and the consolidated balance sheet data for the years ended, and as of, December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our audited consolidated financial statements. Due to the acquisitions made in 2005, 2006 and 2007, the comparability of the financial data reported in the following schedule has been materially affected.

	Year ended December 31,

	2007	2006	2005	2004	2003

	(in thousands except per share amounts)

STATEMENT OF OPERATIONS DATA

Total revenue	$145,775	$66,632	$37,935	$8,645	$9,811

Gross margin	30,200	14,258	8,151	2,854	2,859

Operating loss from continuing operations	(5,419)	(13,060)	(11,585)	(7,878)	(8,486)

(Loss) income from discontinued operations, net of income taxes	(93)	16,004	(577)	(274)	-

Net loss	$(9,293)	$(2,833)	$(14,226)	$(10,438)	$(10,991)

Preferred stock dividends and accretion of preferred stock discount	(2,617)	(2,617)	(2,617)	(1,339)	(1,744)

Net loss applicable to common shareholders	(11,910)	(5,450)	(16,843)	(11,777)	(12,735)

Weighted average common shares outstanding—basic and diluted	19,045	13,643	12,542	5,103	1,895

Net loss per common share—basic and diluted
Loss from continuing operations	$(0.63)	$(1.57)	$(1.29)	$(2.26)	$(6.72)
Income (loss) from discontinued operations	-	1.17	(0.05)	(0.05)	-
Total	$(0.63)	$(0.40)	$(1.34)	$(2.31)	$(6.72)

BALANCE SHEET DATA (as of end of period)

Cash and cash equivalents	$3,275	$977	$797	$2,462	$2,201

Assets held for sale	-	-	19,512	20,462	-

Capitalized software development costs, net	1,144	915	858	713	-

Intangible assets, net	2,953	2,301	730	-	1,671

Goodwill	30,452	16,937	5,858	-	592

Total assets	88,176	45,818	37,883	28,677	13,564

Long-term obligations (including current installments)	30,583	9,317	11,371	4,005	19,990

Liabilities associated with assets held for sale	-	-	4,280	2,691	-

Mandatorily redeemable and convertible preferred stock	29,853	27,236	24,618	22,001	13,587

Shareholders' deficit	(13,918)	(12,623)	(13,217)	(5,023)	(23,035)

Cash dividend declared per common share	-	-	-	-	-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to Notes to Consolidated Financial Statements. Some of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes our most important accounting policies include revenue recognition, accounting for software development costs, stock-based compensation, accounting for obligations and instruments potentially settled in shares of our common stock, impairment of goodwill, intangibles and other long-lived assets and concentrations of risk related to customers.

Revenue Recognition. Given our diverse product and sales mix, as well as the complexities and estimates involved in measuring and determining revenue in accordance with generally accepted accounting principles, our accounting for revenue is crucial to the proper periodic reporting of revenue and deferred revenue.

Revenue is recognized when all of the following criteria are met in accordance with principles of sales recognition in Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," issued by the staff as a revision to Staff Accounting Bulletin No. 101, "Revenue Recognition" (i) persuasive evidence of an agreement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable and (iv) collectibility is reasonably assured.

We apply the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Our application of EITF 99-19 includes evaluation of the terms of customer contracts relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction. The majority of our sales relate to products. We purchase and resell hardware, software and third-party maintenance contracts. In these transactions, we (i) act as principal; (ii) take title to the products; (iii) have the risks and rewards of ownership, including the risk of loss for collection, delivery or returns; and (iv) have latitude in establishing price with the customer.  For these transactions, we recognize revenues based on the gross amounts due from customers. If most of these criteria are not present, these transactions are recorded on a net basis.

Revenues from product sales are recognized when shipped. Revenues from the resale of third-party maintenance agreements are recognized at the date of sale, as we have no continuing obligation or involvement with the associated services. Consulting revenues are recognized when the services are performed.

Fees for First Call maintenance agreements are recognized using the straight-line method over the terms of the agreements. First Call maintenance is generally billed in advance, resulting in deferred revenue.

Revenues from storage services are recognized at the time the services are provided and are billed on a monthly basis. Fees received for initial implementation services are deferred and recognized over the term of the agreement. Deferred revenue is recorded for amounts billed to customers for whom we have not yet performed the related services.
Software Development Costs. We capitalize direct internal costs incurred in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product is available for general release to customers, capitalization is ceased, and all previously capitalized costs are amortized over the remaining estimated economic useful life of the product, not to exceed three years.

Stock-based Compensation. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share-Based Payment," (SFAS 123R), which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. Application of SFAS 123R requires the use of significant estimates, including expected volatility, expected term, risk-free interest rate and forfeiture rate. SFAS 123R was effective for us beginning January 1, 2006.

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for periods prior to 2006.

For periods prior to 2006, we elected to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, employee compensation cost for stock options was measured as the excess, if any, of the estimated fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

Accounting for Obligations and Instruments Potentially Settled in our Capital Stock. We account for obligations and instruments potentially to be settled in our capital stock in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock." This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock, primarily as these relate to warrants issued to Laurus.

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

Impairment of Goodwill, Intangibles and Other Long-Lived Assets. Long-lived, tangible and intangible assets that do not have indefinite lives, such as property and equipment and acquired customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We had approximately $7.2 million in property and equipment at December 31, 2007. As a result of the acquisitions we consummated in 2005, 2006 and 2007, we had approximately $3.0 million in identifiable intangible assets at December 31, 2007. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for such long-lived assets is based on the fair value of the assets.

Goodwill is not amortized and is subject to write downs charged to results of operations only when its carrying amount is determined to be more than its estimated fair value based upon impairment tests that are required to be made annually or more frequently under certain circumstances. The fair value of our reporting units used in determination of the goodwill impairment is evaluated using a discounted cash flow model considering future revenues, operating costs, a risk adjusted discount rate, historical performance and other pertinent factors. These estimates are judgmental in nature and often involve the use of significant estmates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. As a result of the acquisitions we completed in 2005, 2006 and 2007, we had approximately $30.5 million in goodwill at December 31, 2007.

Accounts Receivable. We currently sell our products and services primarily throughout North America, with a small portion (5%) generated in Europe. We require credit applications from all new customers and establish appropriate credit limits prior to accepting associated purchase orders. We periodically review customer credits (financial condition and/or payment history) and established credit limits. We generally do not require collateral. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical collection experience, factors related to a specific customer's ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible. Credit losses have been within management's expectations.

The following is a breakdown of our revenues and long-lived assets by geographic area (in thousands):

	North America	Europe*	Total

Year Ended December 31, 2007
Revenues	$138,120	$7,655	$145,775
Long-lived Assets, net	41,010	740	41,750

Year Ended December 31, 2006
Revenues	$63,462	$3,170	$66,632
Long-lived Assets, net	22,356	862	23,218

Year Ended December 31, 2005
Revenues	$35,837	$2,098	$37,935
Long-lived Assets, net	8,835	477	9,312

* The geographic breakout by country is not practicable to obtain.

For the years ended December 31, 2007 and 2006, no one customer accounted for more than 10% of revenue. For the year ended December 31, 2005, one customer accounted for 11% of total revenue. As of December 31, 2007, no one customer accounted for more then 10% of total accounts receivable. As of December 31, 2006, one customer represented over 10% of total accounts receivable. For the year ended December 31, 2005, one customer accounted for 16% of total accounts receivable.

General

When used in this discussion, the word "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

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

We supply a broad range of IT products and services to enterprises and service providers. We market our products and services to service providers and enterprise clients under the trade name Incentra Solutions. We deliver complete IT solutions and comprehensive storage services, including remote monitoring/management services, maintenance support services (First Call) for third-party hardware and software maintenance, professional services, third-party hardware/software procurement and resale and financing solutions. We provide data protection solutions and services that ensure that our customers' data is backed-up and recoverable and meets internal data retention compliance policies. Our remote monitoring and management services are delivered from our Storage Network Operations Center ("NOC") in Broomfield, Colorado, which monitors and manages a wide spectrum of diverse storage infrastructures on a 24x7 basis throughout North America and Europe. We deliver these services worldwide using our proprietary GridWorks Operations Support System, which enables automated remote monitoring and management of complete storage infrastructures and back-up applications. We provide outsourcing solutions for customer data protection needs under long-term contracts. Customers pay on a monthly basis for storage services based on the number of assets managed and/or the volume of storage assets utilized. We believe customers benefit from improved operating effectiveness with reduced operating costs and reductions in capital expenditures.

From 2006 to 2007, revenues from continuing operations increased 54.3% to $145.8 million . The significant growth in revenue was a result of the added sales of products and services from two acquisitions completed in 2007 and organic growth from our existing business. On a pro forma basis, assuming that the two acquisitions in 2007 occurred as of January 1, 2005, revenue for the years ended December 31, 2007 increased to $222.7 million compared to $196.4 million in 2006 and $171.9 million in 2005. For the years ended December 31, 2007, 2006 and 2005, we incurred a loss from continuing operations of $5.4 million, $13.1 million and $11.6 million, respectively. Included in the results for 2007 and 2006, are losses of $0.2 million and $3.0 million on early extinguishment of debt, respectively. Included in the loss for 2005 is an impairment loss of $4.2 million related to the acquisition of Star.

For the three months ended December 31, 2007, we had an operating profit ( a non- GAAP measure) of $0.2 million, as compared to an operating loss of $2.5 million for the three months ending December 31, 2006. For the year ended December 31, 2007 and 2006 we incurred operating losses of $0.9 million and $8.9 million, respectively.

Operating profit or loss is defined as earnings before interest, taxes, depreciation and amortization, stock compensation and cumulative effect of changes in accounting principles. Although operating profit and loss is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (GAAP), we believe the use of the non-GAAP financial measure operating profit and loss enhances an overall understanding of our past financial performance and is a widely used measure of operating performance in practice. In addition, we believe the use of operating profit and loss provides useful information to the investor because operating profit and loss excludes significant non-cash interest and amortization charges related to our past financings that, when excluded, we believe produces more meaningful operating information. Operating profit and loss also excludes depreciation and amortization expenses, which are significant due to six acquisitions completed since 2004. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of operating profit and loss to the most comparable GAAP financial measure net loss before deemed dividends and accretion on preferred stock is set forth below.

Operating Profit and Loss Reconciliation
All amounts in (000’s)
	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Loss from continuing operations before accretion of preferred stock	$(2,360)	$(1,854)	$(2,681)	$(2,305)	$(3,862)	$(6,792)	$(3,681)	$(4,502)
Depreciation and amortization	891	694	687	794	566	724	556	642
Interest expense, net (cash portion)	917	499	319	300	240	224	574	327
Interest expense (non-cash portion)	500	295	503	323	295	457	471	297
Taxes	-	24	24	26	-	-	-	-
Loss on early extinguishment of debt	25	136	-	-	-	1,724	-	1,232
Non-cash stock-based compensation	215	323	384	439	229	523	468	367

Operating profit (loss)	$188	$117	$(764)	$(423)	$(2,532)	$(3,140)	$(1,612)	$(1,637)

We continue to invest in hardware and the development of our software and in data storage and other infrastructure equipment. During the year ended December 31, 2007, we invested $0.9 million in software development and $1.2 million in data storage infrastructure. During the year ended December 31, 2006, we invested $0.6 million in software development and $2.4 million in data storage infrastructure.

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

During the year ended December 31, 2007, we completed two additional strategic acquisitions that we believe allow us to become a more complete solutions provider of IT infrastructure products and services.

Results of Operations—Comparison of Years Ended December 31, 2007, 2006 and 2005

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

All amounts in (000's)
	For the years ended December 31,
	2007	2006	2005
Product sales	$122,333	$53,085	$27,440
Service sales	23,442	13,547	10,494

Gross margin-products	$22,713	$10,288	$4,637
Gross margin-services	7,487	3,970	3,513

Product gross profit as a percentage of product sales	18.6%	19.4%	16.9%
Service gross profit as a percentage of service sales	31.9%	29.3%	33.5%

Revenue. From 2006 to 2007, total revenue from continuing operations increased 118.8% to $145.8 million. Revenue from the sale of products increased 130.4% to $122.3 million and revenue from the delivery of services increased 73.0% to $23.4 million. The increase in service revenue of $9.9 million was attributable to increases from organic growth in all service areas. The significant growth in revenue from 2006 to 2007 was a result of the added sales of products and services from the acquisitions of Helio in August 2007 and SSI in September 2007, as well as organic growth from our existing business. From 2005 to 2006, total revenue from continuing operations increased 75.7% to $66.6 million. Revenue from the sale of products increased 93.5% to $53.1 million and revenue from the delivery of services increased 29.1% to $13.5 million. The significant growth in revenue from 2005 to 2006 was the result of adding sales of products and services from the acquisitions of NST in April 2006, and Tactix in September 2006, as well as organic growth from our existing business.

From 2006 to 2007, revenues from customers in North America increased 117.6% to $138.1 million and revenues from customers in Europe increased 141.5% to $7.7 million. From 2005 to 2006 revenues from customers in North America increased 77.1% to $63.5 million and revenues from customers in Europe increased 51.1% to $3.1 million.

Gross Margin. From 2006 to 2007, total gross margin from continuing operations increased 111.8% to $30.2 million. Product gross margin increased 120.8% to $22.7 million and service gross margin increased 88.6% to $7.5 million. From 2005 to 2006, total gross margin from continuing operations increased 74.9% to $14.3 million. Product gross margin increased 121.9% to $10.3 million and service gross margin increased 13.0% to $4.0 million. Gross margin, as a percentage of revenue, declined in 2007 over 2006 and 2006 over 2005 due to the large increases in product revenues in both years from acquisitions. Product revenues have lower gross margins than those for service revenues.

Selling, General and Administrative Expenses. Significant components of selling, general and administrative expenses ("SG&A") include salaries and related benefits for employees, general office expenses, professional fees, travel-related costs and facilities costs. From 2006 to 2007, SG&A expenses increased 31.6% to $32.9 million. SG&A expenses for the year ended December 31, 2007 included $25.2 million in salaries and related benefits for employees, $3.2 million in general office expenses, $1.0 million in professional fees, $1.5 million for travel-related costs and $1.9 million in facilities costs. The increase in SG&A expenses from 2006 to 2007 is a result of the acquisitions of Helio in September 2007 and SSI in August 2007, and the associated increase in personnel-related costs, as well as our investment in sales and marketing. In addition, we incurred higher sales commission expense, which was directly attributable to the increase in gross margins from sales of products and services. From 2005 to 2006, SG&A expenses increased 78.6% to $25.0 million. SG&A expenses for the year ended December 31, 2006 included $17.7 million in salaries and related benefits for employees,$2.3 million in general office expenses, $2.0 million in professional fees, $1.2 million for travel-related costs and $1.2 million in facilities costs. The increase in SG&A expenses from 2006 to 2007 was a direct result of our acquisitions of NST in April 2006 and Tactix in September 2006.

Stock-based Compensation Expense. From 2006 to 2007, stock-based compensation expense decreased 14% to $1.4 million. This decrease was primarily a result of the completion of expensing some large grants issued in 2004. From 2005 to 2006, stock-based compensation expense increased 353% to $1.6 million. This increase was primarily due to our adoption of FAS 123R in 2006.

Depreciation and Amortization. Amortization expense consists of amortization of acquired customer relationships, capitalized software development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense from continuing operations was approximately $3.1 million, $2.5 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, of which $1.7 million was included in cost of revenue in each of these years.

Operating Loss from Continuing Operations. For the years ended December 31, 2007, 2006 and 2005, we incurred a loss from continuing operations of $5.4 million, $13.1 million and $11.6 million, respectively. The decrease in the loss from contuning operations in 2007 over 2006, was due to an increase in gross margin and decreases in SG&A expenses. The loss for 2005 included a loss on impairment of goodwill of $4.2 million. No similar loss was incurred in 2007 or 2006.

Interest Expense. Interest expense was $3.7 million, $2.9 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Interest expense during 2007 included cash interest costs of $2.0 million on notes payable and capital leases, and non-cash interest charges of $1.7 million, consisting of $1.1 million related over 2006 amortization of debt discounts and $0.6 million related to warrants and amortization of financing costs. The increase in interest expense in 2007 over 2006 was due to the additional debt incurred related to our acquisitions of Helio and SSI. Interest expense during 2006 included cash interest costs of $1.4 million on notes payable and capital leases, and non-cash interest charges of $1.5 million, consisting of $0.8 million related to amortization of debt discounts and $0.7 million related to warrants and amortization of financing costs. The increase in interest expense in 2006 over 2005 was primarily due to additional debt incurred relating to our acquisition of NST. Interest expense for 2005 included cash interest costs of $0.8 million on notes payable, and capital leases and non-cash interest charges of $1.6 million, consisting of $0.7 million related to amortization of debt discounts, $0.7 million related to warrants and amortization of financing costs and $0.2 million related to the beneficial conversion feature of a note issued to Laurus.

Loss on Early Extinguishment of Debt. For the year ended December 31, 2007, we recognized a $0.2 million loss on early extinguishment of debt relating to the refinancing of the 2006 Convertible Note. For the year ended December 31, 2006, we incurred a $3.0 million loss on the early extinguishment of debt. The refinancing of our 2005 credit facility with Laurus in the first quarter of 2006 was accounted for as an early extinguishment of debt. A loss of $1.2 million was recorded in connection with such debt extinguishment, which included $0.4 million for an early termination fee and $0.1 million in costs associated with the refinancing. In addition, significant repayment of long-term debt occurred during the third quarter of 2006. In connection with such repayment, we incurred $0.8 million in prepayment penalties, and $0.9 million in deferred financing costs were written-off. No similar refinancings or early debt extinguishment occurred in 2005.

Other Income and Expense. For the years ended December 31, 2007 and 2006, other income amounts consisted primarily of investment income. For the year ended December 31, 2005, other income included $0.3 million of income resulting from the reassessment of the value of contracts recorded under EITF 00-19 for outstanding warrants and $0.1 million of investment income derived from leased equipment to customers and gains from sales of fixed assets.

Foreign Currency Transaction Gain or Loss. We conduct business in various countries outside the United States in which the functional currency of the country is not the U. S. dollar. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the years ended December 2007, 2006 and 2005 were minimal for each period.

Income or Loss from Discontinued Operations, Net of Income Taxes. In July 2006, we sold substantially all of the assets of our Front Porch division. Operations of Front Porch prior to the sale have been accounted for as discontinued operations. For 2007, the loss from discontinued operations represents revenue associated with the earn-out provision of the sale and expenses associated with post-closing settlement of liabilities in excess of amounts previously recorded.

Gain on Sale of Discontinued Operations. The sale of Front Porch during 2006 generated a gain of $15.4 million.

Net Loss Applicable to Common Shareholders. During the years ended December 31, 2007, 2006 and 2005, we incurred net losses to applicable common shareholders of $11.9 million, $5.5 million and $16.8 million, respectively. The significant decrease in net loss applicable to common shareholders in 2006 was primarily due to the gain on the sale of Front Porch of $15.4 million, which was partially offset by the loss of $3.0 million incurred on the early extinguishment of debt.

Liquidity and Capital Resources

We finance our operations through cash on-hand, borrowings under our non-convertible revolving credit facility with Laurus, payment terms provided by our major suppliers and distributors, and equipment lease financing (see Note 9 to Notes to Consolidated Financial Statements for a description of our Notes Payable and Other Long-Term Obligations). During June 2007, the available revolving credit facility was increased from $10 million to $15 million, and increased again in December 2007 from $15 million to $20 million. As of December 31, 2007, we had $4.3 million of available borrowing capacity under our revolving credit facility. Management believes that it has the ability to further increase the size of the existing revolving credit facility as there is sufficient collateral to support a higher level of borrowing availability. However, no assurance can be given that we will be successful in increasing the size of our revolving credit facility if and when we may need to. Accounts receivable, consisting primarily of trade accounts, increased to $37.1 million at December 31, 2007 compared to $16.1 million at December 31, 2006 as a result of the growth in revenue, primarily attributable to the acquisitions of Helio and SSI during August and September 2007. During 2007, the company received $2.5 million that was being held in escrow associated with the sale of Front Porch, including $87,000 of interest. As of December 31, 2007 we had $0.5 million of available equipment financing under a committed leaseline facility.

For the years ended December 31, 2007, 2006 and 2005, net cash used in operating activities was $6.8 million, $11.8 million and $1.5 million, respectively. Cash used in operating activities also included an increase of $8.5 million in receivables from December 31, 2006 to December 31, 2007. This increase is mostly attributable to the acquisitions of Helio and SSI in 2007, as well as organic growth of revenues from existing business units.

For the year ended December 31, 2007, net cash used in investing activities was $9.1 million, consisting primarily of cash paid for the acquisitions of Helio and SSI of $8.6 million, as well as receipts of escrowed funds related to the Front Porch sale of $2.5 million and purchases of equipment and capitalized software development costs of $2.9 million. For the year ended December 31, 2006, we used net cash of $10.8 million in investing activities from continuing operations, including $5.3 million to purchase NST and $3.0 million to acquire Tactix, and $2.5 million to purchase or develop computer software and equipment. For the year ending December 31, 2006, we had cash generated by discontinued operations, primarily due to the sale of Front Porch, amounting to $26.0 million. For the year ended December 31, 2005, we used net cash of $1.1 million in investing activities, of which, $1.4 million was used to purchase or develop computer software and equipment. In 2005 we had cash provided by investing activities of $1.7 million, representing cash acquired from the acquisitions of Star.and PWI. The net cash used in operating and investing activities was provided by cash on-hand and borrowings under the revolving credit facility and the 2007 Term Note.

As part of our business strategy, we completed six acquisitions from 2005 to 2007. No additional acquisitions are pending at the present time. Although we are experiencing success in the deployment of our marketing strategy for the sale and delivery of our complete IT solutions, continuation of this success is contingent upon several factors, including the availability of cash resources, the prices of our products and services relative to those of our competitors, the maintenance of satisfactory agreements with our suppliers and distributors of products that we resell and general economic and business conditions, among other factors.

We believe cash and cash equivalents, available borrowings under the 2006 Facility and cash flow from operations and non-operating sources will provide us with sufficient capital resources to fund our operations, debt service requirements, and working capital needs for the next twelve months barring a redemption request from our Series A preferred stock shareholders. There can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

We have a working capital deficit of $13.4 million as of December 31, 2007. A significant component of the deficit is the $14.6 million balance outstanding on the 2006 Facility. The 2006 Facility matures on February 26, 2009, and is subject to having sufficient trade receivable balances to support the associated borrowing base. Although this amount is not due in the current time period, EITF 95-22 (as described in Note 9(A)) requires that any outstanding balance on the 2006 Facility be disclosed as a current liability due to the credit facility having a subjective acceleration clause. In addition, working capital includes deferred revenue and expenses associated with the up-front billing and collection of First Call maintenance contracts and the associated deferral of the cost of maintenance. The net amount of deferred revenue and expense is a deferred credit of $1.7 million at December 31, 2007. Such amount does not represent a required use of working capital in the current period. Working capital adjusted for the items described is approximately $2.6 million. We believe this adjusted working capital balance is a more representative measure of net current assets available to fund operations.

At any time after August 18, 2008, holders of at least 80% of the outstanding shares of Series A preferred stock may elect to redeem all, but not less than all, of the outstanding shares currently amounting to $31,500,000. The holders are not required to take any action, and redemption request requires approval by 80% of the holders. Presently there are four holders of the preferred shares, and in order to attain an 80% consensus, the three largest holders would need to agree.

Should there be a request for redemption, and should we not have the funds to meet the redemption, management believes the most immediate negative impact to our business arises from the terms of our debt agreements with Laurus. The debt agreements include certain events of default which would be triggered in the event we are unable to satisfy a redemption request. Should an event of default be triggered with Laurus, Laurus is entitled to a default rate interest of an additional 1.5% per month. In addition, Laurus would have the right to cease funding under our revolving credit facility and to assert an accelerated request for repayment, which would equal 125% of the total principal outstanding on both the revolving credit facility and $12 million term note, plus any accrued and unpaid interest. We currently do not have adequate funds available to satisfy a request for redemption, should one occur.

Due to Laurus’ senior position, our current liquidity position and considering our current business state and prospects for the future, management believes it is in the best interest of the holders to resolve the maturing redemption in a manner that neither creates an event of default with Laurus nor disrupts our business and allows it to continue to operate consistently with its 2008 business plan.

Management is actively discussing a variety of options with the holders in regards to their redemption rights. Management’s strategy includes, but is not limited to, redeeming all or a portion of the Series A preferred shares by inducing the holders to convert to common shares, raising additional cash through issuance of common shares and/or additional debt to third-parties, restructuring the redemption requirement, or permitting the holders to sell their Series A preferred shares to third-parties. There can be no assurance that management will be successful in resolving the redemption rights of the holders, nor can there be any assurance that there will be no disruption to our business, either during the period in which management is pursuing a strategy to resolve the redemption rights (due to, among other things, distraction of management from day-to-day execution of the 2008 business plan), or subsequently.

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

Please see the discussion under “Liquidity and Capital Resources” for management’s plans regarding the August 18, 2008 redemption maturity associated with the Series A preferred stock.

Since inception, we have incurred substantial operating losses and have a working capital deficit of $13.4 million and a shareholders' deficit of $13.9 million at December 31, 2007. We have funded these deficiencies by utilizing our existing working capital, lines of credit and long-term borrowings. We anticipate that we will continue to fund our business from existing lines of credit and from increasing cash flows from our business operations. However, no assurance can be given that we will be successful in increasing cash flow from operations. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we do not achieve and maintain such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

We incurred a loss from continuing operations of $9.2 million for the year ended December 31, 2007, although the loss included certain non-cash expenses of approximately $6.2 million. Our 2008 operating plan, and the execution thereof, is focused on increasing revenue, controlling costs, and increasing cash flow. However, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. We believe that our cash and cash equivalents, working capital and access to current and potential lenders will provide sufficient capital resources to fund our operations, debt service requirements and working capital needs at least through December 31, 2008.

With our rate of organic growth and the addition of the two acquisitions that closed in the third quarter of 2007, we expect revenue for 2008 to be between $200 and $220 million. As a result, 2008 revenues are expected to be approximately 38% to 52% higher than revenue in 2007. The company expects to achieve an operating profit for the full year in 2008. However, there can be no assurance that we will achieve the projected revenue amount or that we will generate positive cash flow for the year. Our actual financial results may differ materially from our stated plan of operations. Factors that may cause a change from our plan of operations to vary include, without limitation, decisions of our management not to pursue our stated plan of operations based on its reassessment of the plan and general economic conditions. Additionally, there can be no assurance that our business will generate cash flows at or above current levels. Accordingly, we may choose to defer capital expenditures and extend vendor payments for additional cash flow flexibility.

We expect capital expenditures to be approximately $2.0 million including capitalized software development costs of approximately $1.0 million during the twelve-month period ended December 31, 2008. It is expected that our principal uses of cash will be for working capital, to finance capital expenditures and for other general corporate purposes, including financing the expansion of our business and implementation of our sales and marketing strategy. The amount of spending in each respective area is dependent upon the total capital available to us.

Contractual Commitments

The following summarizes our contractual obligations and commitments as of December 31, 2007:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Notes payable and other long-term obligations	$26,116,633	$2,179,973	$23,925,431	$11,229	$-
Operating lease obligations	4,632,322	1,396,628	1,900,698	730,362	604,634
Capital lease obligations	7,807,369	1,295,782	1,372,913	1,262,062	3,876,612

Total Contractual Obligations and
Commitments	$38,556,324	$4,872,383	$27,199,042	$2,003,653	$4,481,246

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), “Business Combinations” (“SFAS 141(R)”) which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We are currently assessing the impact that the adoption of this statement may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115.” This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact that adoption of SFAS No. 159 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that the adoption of this statement may have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is related to changes in interest rates. Of our total outstanding debt of $26.1 million at December 31, 2007, $12.0 million is subject to a floating interest rate of the prime rate plus 2%, with a floor of 10%. The weighted average interest rate on this indebtedness was 10.0% at December 31, 2007. An adverse change of 100 basis points in this rate would result in no additional annual interest expense as of December 31, 2007, due to the prime rate plus the index being below the floor of 10%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm and our consolidated financial statements and associated notes, which are included in this report beginning on page F-1, are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management team is responsible for establishing and maintaining adequate control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under Securities Exchange Act of 1934, as amended (the Exchange Act).

As of December 31, 2007, management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2007 is effective.

Excluded from this report are those internal controls over financial reporting of Helio, which we acquired in August, 2007, and SSI, which we acquired in September, 2007, as it was not possible to conduct an assessment of these acquired businesses' internal control over financial reporting in the period between the consummation dates and the date of management's assessment. Helio represented $22.9 million of revenue, or 15.7% of consolidated revenue, and SSI represented $12.2 million of revenue, or 8.4% of consolidated revenue for the year ended December 31, 2007. As permitted by the Security and Exchange Commission, acquisitions that occur during the year for which management is reporting on internal controls over financial reporting, can be excluded from the report for a period not to extend beyond one year from the date of the acquisition. Thus, Helio and SSI will be included in the report for 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management and Board of Directors

The following sets forth the name, age and position of each of our directors and executive officers as of March 21, 2008:

Name	Age	Position(s)
Thomas P. Sweeney III	47	Chairman of the Board and Chief Executive Officer

Shawn O’Grady	45	President and Chief Operating Officer

Anthony DiPaolo	48	Chief Financial Officer

Matthew Richman	37	Chief Corporate Development Officer and Treasurer

James Wolfinger	51	Director

Carmen J. Scarpa	43	Director

Thomas G. Hudson	61	Director

David E. Weiss	64	Director

Robert S. Kocol	51	Director

All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers and directors.

Information concerning our executive officers and directors is set forth below.

Thomas P. Sweeney III. Mr. Sweeney has been our Chief Executive Officer since August 18, 2004, the date of our acquisition of ManagedStorage International, Inc. (also known as “Incentra of CO”), and Chairman of our Board of Directors since August 2002. Mr. Sweeney previously served on our Board of Directors for the period November 30, 2000 through February 12, 2002. From February 2001 until August 19, 2004, Mr. Sweeney was Chief Executive Officer and Chairman of the Board of MSI. Since such date, Mr. Sweeney has also served as President and a director of Incentra of CO. Mr. Sweeney is the founder of Equity Pier, LLC, a business advisory and venture capital firm, and has served as its Managing Partner since May 2000.

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

Anthony DiPaolo. Mr. DiPaolo has served as our Chief Financial Officer since February 2007. From 2001 until he joined our company, he served as the President, Chief Executive Officer and Chief Financial Officer of Mediacell, Inc., a provider of wireless broadband data network services. From 1990 until 2003, Mr DiPaolo served in various senior management positions with two publicly-traded companies providing equipment financing and asset management services, including Chief Financial Officer responsibilities from 1997 until 2003.  Mr. DiPaolo has been a certified public accountant in the state of Colorado since 1982.

Matthew Richman. Mr. Richman has been our Chief Corporate Development Officer and Treasurer since October 2004. From January 2003 to October 2004, Mr. Richman was our Chief Financial Officer and from June 2003 to October 2004, our Chief Operating Officer. From October 2002 to January 2003, Mr. Richman provided consulting services to us. From February 2001 to September 2002, Mr. Richman served as Chief Financial Officer of Advanced Data Center, Inc., a data center and managed technology services provider.

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

Carmen J. Scarpa. Mr. Scarpa has served on our Board of Directors since August 2004. Mr. Scarpa joined Tudor Ventures Group, LLC (“Tudor Ventures”), a private equity firm specializing in mid- and late-stage technology and growth companies, in June 1996 and has been a partner and managing director of Tudor Ventures since January 2001.

Thomas G. Hudson. Mr. Hudson has served on our Board of Directors since November 2005. From 1996 to June 2005, Mr. Hudson served as President, Chief Executive Officer and a director of Computer Network Technologies Corporation, a fiber switch company that was sold to McData Corporation, a storage networking solutions company, in June 2005. Since May 1999, until it was acquired by McData Corporation in 2005, he also served as its Chairman of the Board. Mr. Hudson currently serves as a director of Lawson Software, Inc., a publicly-held enterprise resource planning (ERP) software company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“10% Shareholders”), to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10% Shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended December 31,2007, all Section 16(a) filing requirements applicable to our officers, directors and 10% Shareholders were complied with except for: (i) David Condensa, a 10% shareholder has not filed a Form 3 covering 2,882,231 shares acquired in the acquisition of Helio.

Code of Conduct

At a meeting of our board of directors on August 21, 2006, we adopted a Code of Conduct effective as of that date and which applies to all employees of our company.

ITEM 11. EXECUTIVE COMPENSATION

Compensation

The following Summary Compensation Table sets forth the compensation of our (i) principal executive officer, (ii) our two most highly compensated executive officers other than our principal executive officer and (iii) an additional individual for whom disclosure would have been required but for the fact that he was not serving as an executive officer at December 31, 2007. We refer to these executive officers as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation	Total
Thomas P. Sweeney III	2007	$318,462	$51,102	$512,340	$-	$881,904
Chief Executive Officer	2006	$300,000	$478,750	$786,170	$-	$1,564,920

Shawn O'Grady (2)	2007	$240,000	$20,441	$60,490	$195,019	$515,950
President & Chief Operating Officer	2006	$240,000	$80,000	$54,322	$98,347	$472,669

Matthew Richman	2007	$213,077	$-	$41,548	$-	$254,625
Chief Corporate Development Officer and Treasurer	2006	$196,666	$271,613	$14,187	$-	$482,466

Anthony DiPaolo	2007	$192,846	$33,333	$42,243	$-	$268,422
Chief Financial Officer	2006	$-	$-	$-	$-	$-

(1)
In accordance with applicable regulations the amounts listed in the Option Awards column represent the dollar amount recognized for financial statement reporting purposes with respect to the applicable year in accordance with SFAS 123(R). The value of such options disregards an estimate for forfeitures related to service-based vesting used by the Company for financial statement purposes. See footnote 2 in the Notes to Consolidated Financial Statements included with this report on Form 10-K for assumptions made in the valuation of options. No options held by the named executives were forfeited during the year.

(2)	All other compensation includes reimbursement for relocation costs.

Employment Contracts

On August 18, 2004, we entered into a two-year employment agreement with Thomas P. Sweeney III, our Chairman of the Board of Directors and Chief Executive Officer. Mr. Sweeney’s employment agreement included a provision for the issuance of options to purchase up to 1,023,700 shares of our common stock at $2.80 per share, which options were granted, of which, all are exercisable. On April 2, 2007, the employment agreement was extended effective March 22, 2007 for three years with a revised annual salary of $325,000 and a targeted annual bonus of $300,000. In addition, the new agreement continues to require us to pay the insurance premiums under Mr. Sweeney’s existing life insurance policy and includes severance provisions for the payment of one-year’s of base salary; a pro-rated bonus and certain benefits in the event of a change of control or the termination of Mr. Sweeney’s employment for any reason other than for cause (as defined).

On December 31, 2007, we entered into an extension of the employment agreement with Shawn O’Grady, dated October 10, 2005, for a period of two years ending on December 31, 2009. The annual salary was revised to $315,800 with a targeted annual bonus of $160,000. All other terms of the original agreement remain unchanged.

On May 29, 2007, we entered into an employment agreement with Matthew Richman, our Chief Corporate Development Officer and Treasurer. The employment agreement provides that Mr. Richman will receive an annual base salary of $230,000, with a targeted annual bonus of up to $75,000.

On February 15, 2007, we entered into an employment agreement with Anthony DiPaolo, our current Chief Financial Officer. The employment agreement provides that Mr. DiPaolo will receive an annual base salary of $230,000. For the year ending December 31, 2007, Mr. DiPaolo was awarded a guaranteed bonus of $33,333 and will be eligible for a bonus of up to $100,000 based upon achievement of performance objectives.

Equity Incentive Plans

The following table sets forth information for each of the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock option awards as of December 31, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards
		Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option
Name		Options (#) Exercisable	Options (#) Unexercisable	Exercise Price ($)	Option Expiration Date
Thomas P. Sweeney III
	(1)	151,009	-	$0.32	February 13, 2013
	(2)	82,500	-	$2.20	March 16, 2014
	(3)	1,023,700	-	$2.80	August 18, 2014

Matthew Richman	(4)	50,000	-	$2.80	January 8, 2013
	(5)	42,500	-	$2.20	March 16, 2014
	(6)	19,167	38,333	$1.30	May 4, 2016
	(7)	-	100,000	$1.00	April 26, 2017

Shawn O'Grady	(8)	100,000	50,000	$1.36	October 17, 2015
	(9)	16,667	33,333	$1.30	May 4, 2016

Anthony DiPaolo	(10)	-	175,000	$1.05	February 22, 2017

(1)	Granted April 24, 2002. Options vest over four years at the rate of 25% on each anniversary date thereafter.

(2)	Granted March 16, 2004. Options vest over three years at the rate of 33% on each anniversary date thereafter.

(3)	Granted August 18, 2004. Options vest over three years at the rate of 33% on each anniversary date thereafter.

(4)	Granted January 8, 2003. The options became fully vested on August 18, 2004 upon the merger with Incentra of CO.

(5)	Granted March 16, 2004. The options became fully vested on August 18, 2004 upon the merger with Incentra of CO.

(6)	Granted May 4, 2006. Options vest over three years at the rate of 33% on each anniversary date thereafter.

(7)	Granted April 26, 2007. Options vest over three years at the rate of 33% on each anniversary date thereafter.

(8)	Granted October 17, 2005. Options vest over three years at the rate of 33% on each anniversary date thereafter.

(9)	Granted May 4, 2006. Options vest over three years at the rate of 33% on each anniversary date thereafter.

(10)	Granted February 22, 2007. Options vest over three years at the rate of 33% on each anniversary date thereafter.

We currently have three equity incentive plans. One plan was established by us in 2006 (the Incentra Solutions, Inc. 2006 Stock Option Plan or the “2006 Plan”), one plan that was originally established by us in 2000 (the “2000 Plan”) and one that was originally established by Incentra of CO (the “Incentra of CO Plan”). Each of these plans is described below. Except as set forth in an individual agreement, none of our plans contain any provisions for the acceleration of vesting of options in the event of a change of control of our company or for cancellation and reissuance of options previously granted.

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

The exercise price of non-statutory stock options may be equal to or less than 100% of the fair market value of shares of common stock on the date of grant. The exercise price for incentive stock options may not be less than 100% of the fair market value of shares of common stock on the date of the grant (not less than 110% of the fair market value on the date of grant in the case of incentive stock options granted to employees who hold more than 10% of the voting power of our common stock).

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

Under the Incentra Option Plan, we have granted nonqualified stock options to certain employees with an exercise price below market at the date of grant. The options vested immediately or contained accelerated vesting, or vest on a graded scale over three years, 33.3% per year, beginning on the first anniversary of the grant date, and are exercisable for a period of three to ten years. We have also granted nonqualified stock options to certain directors and consultants. These options have been granted with an exercise price at or below market at the date of the grant, vest immediately, and are exercisable for a period of not more than ten years.

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

Incentra of CO- 2000 Stock Option and Grant Plan

Prior to our acquisition of ManagedStorage International, Inc. (also known as “Incentra of CO”), Incentra of CO adopted and administered its 2000 Stock Option and Grant Plan (the “Incentra of CO Plan”) for its employees, directors, consultants and other key persons. As a result of such acquisition, no additional grants will be made under the Incentra of CO Plan. However, outstanding stock options previously issued pursuant to the Incentra of CO Plan may be exercised for unregistered shares of our common stock. As provided in the Incentra of CO acquisition agreements, upon the exercise of any outstanding options issued under the Incentra of CO Plan, we will issue 0.3089 shares of our unregistered shares of common stock for each share of Incentra of CO common stock that would have been issuable upon the exercise of such options. Currently, there are outstanding under the Incentra of CO Plan options to purchase 171,800 shares of our common stock.

Non-qualified Deferred Compensation

We do not maintain any non-qualified defined contribution plans or other deferred compensation plans. The Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Compensation of Directors

Non-employee directors received $2,500 per month for their services (with the exception of Mr. Carmen J. Scarpa who receives no remuneration), and all directors receive reimbursement for their reasonable out-of-pocket expenses incurred in attending meetings of the Board. The following table sets forth compensation information for each non-employee member of the Board.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
James Wolfinger (1)	$30,000	$22,385	$-	$52,385
Thomas G. Hudson (2)	30,000	9,227	-	39,227
David E. Weiss (3)	30,000	14,250	-	44,250
Robert S. Kocol (4)	30,000	7,630	-	37,630

(1)
On August 5, 2004, Mr. Wolfinger was granted options to purchase 25,000 shares of our common stock at $2.20 per share, of which, all have vested. The options will expire on August 5, 2014. On May 4, 2006, Mr. Wolfinger was granted options to purchase 20,000 shares of our common stock at $1.30 per share. The options will vest over three years at the rate of 33.3% on each anniversary date thereafter and will expire on May 4, 2016. On June 22, 2007, Mr. Wolfinger was also granted options to purchase 20,000 shares of our common stock at $0.99 per share. The options will vest over three years at the rate of 33.3% on each anniversary date thereafter and will expire on June 22, 2017.

(2)
On December 14, 2005, Mr. Hudson was granted options to purchase 25,000 shares of our common stock at $1.21 per share, of which, 16,667 have vested. The options will vest over three years at the rate of 33.3% on each anniversary date thereafter and will expire on December 14, 2015. On June 22, 2007, Mr. Hudson was also granted options to purchase 10,000 shares.

(3)
On December 14, 2005, Mr. Weiss was granted options to purchase 25,000 shares of our common stock at $1.21 per share, of which, 16,667 have vested. The option will expire on December 14, 2015. On May 4, 2006, Mr. Weiss was granted options to purchase 10,000 shares of our common stock at $1.30 per share. The options will vest over three years at the rate of 33.3% on each anniversary date thereafter and will expire on May 4, 2016. On June 22, 2007, Mr. Weiss was also granted options to purchase 20,000 shares of our common stock at $0.99 per share. The options will vest over three years at the rate of 33.3% on each anniversary thereafter and will expire on June 22, 2017.

(4)
On December 18, 2006, Mr. Kocol was granted options to purchase 25,000 shares of our common stock at $1.10 per share, of which, 8,333 have vested. The options will vest over three years at the rate of 33.3% on each anniversary date thereafter and will expire on December 18, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 23, 2008 regarding beneficial stock ownership of (i) all persons known to us to be beneficial owners of more than five percent (5%) of our outstanding common stock and Series A preferred stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated:

		Number of Shares	Percent of
Name	Title of Class	Beneficially Owned (1)	Outstanding Shares (2) (3)
5% BENEFICIAL OWNERS

Great Hill Equity Partners, LP	Common Stock	3,732,612	16.23%	(4)
One Liberty Square	Series A Preferred Stock	843,170	34.18%
Boston, MA 02109

David Condensa	Common Stock	2,882,231	13.52%	(8)

Tudor Investment Corporation	Common Stock	2,684,547	11.51%	(5)
1275 King Street	Series A Preferred Stock	1,004,405	40.71%
Greenwich, CT 06831

J.P. Morgan Direct Venture	Common Stock	2,330,797	10.35%	(6)
Capital Institutional Investors, LLC	Series A Preferred Stock	602,775	24.43%
522 Fifth Avenue
New York, NY 10036

Laurus Funds	Common Stock	2,268,000	9.99%	(7)
335 Madison Avenue
New York, NY 10017

Thomas Kunigonis	Common Stock	1,369,863	6.43%	(9)

DIRECTORS AND NAMED
EXECUTIVE OFFICERS

Thomas P. Sweeney III	Common Stock	1,584,000	7.00%	(10)
1140 Pearl Street	Series A Preferred Stock	16,558	*
Boulder, CO 80302

Matt Richman	Common Stock	225,780	1.05%	(11)
Shawn O'Grady	Common Stock	162,729	*	(12)
Anthony DiPaolo	Common Stock	58,333	*	(13)

All directors and executive	Common Stock	2,840,394	12.2%
officers as a group (9 persons)	Series A Preferred Stock	16,558	*

* Constitutes less than 1%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of March 21, 2008.

(2)
All percentages for common stock are calculated based upon a total of 21,317,863 shares outstanding as of March 21, 2008, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days after March 21, 2008.

(3)	All percentages for Series A preferred stock are calculated based upon a total of 2,466,971 shares outstanding as of March 21, 2008.

(4)
Represents 3,611,082 shares of common stock owned of record by Great Hill Equity Partners, LP (“GHEP”) (assuming conversion of 815,715 shares of Series A preferred stock into 1,631,430 shares of common stock) and 121,530 shares of common stock owned of record by Great Hill Investors, LLC (“GHI”) (assuming conversion of 27,455 shares of Series A preferred stock into 54,909 shares of common stock). The foregoing numbers represent shares for which GHEP and GHI each has shared dispositive and voting power. Such shares may be deemed to be beneficially owned by Great Hill Partners GP, LLC (“GP”), the general partner of GHEP, Great Hill Partners, LLC (“GHP”), a manager of GP and Messrs. Christopher S. Gaffney, John G. Hayes and Stephen F. Gormley, the managers of GHI, GHP and GP. Share information is furnished in reliance on the Schedule 13D dated February 11, 2008 filed by the persons named herein with the Securities and Exchange Commission. The persons named herein have each specifically disclaimed that they are a member of a group for purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(5)
Represents 2,416,151 shares of common stock owned of record by Tudor Ventures II, LP (“Tudor”) (assuming conversion of 903,994 shares of Series A preferred stock into 1,807,988 shares of common stock), 266,583 shares of common stock owned of record by The Raptor Global Portfolio Ltd. (“Raptor”) (assuming conversion of 99,741 shares of Series A preferred stock into 199,482 shares of common stock), and 1,813 shares of common stock held by The Altar Rock Fund, LP (“Altar”) (assuming conversion of 670 shares of Series A preferred stock into 1,340 shares of common stock). The foregoing numbers represent shares for which Tudor, Raptor and Altar each has shared dispositive and voting power. Such shares may be deemed to be beneficially owned by Tudor Investment Corporation (“TIC”), the sole general partner of Altar and an investment advisor for Tudor and Raptor, and Paul Tudor Jones, II, the controlling shareholder of TIC. Tudor Ventures Group, LP (“TV GP”), the general partner of Tudor, and Tudor Ventures Group, LLC, the general partner of TV GP, may also be deemed to be beneficial owners of the shares held by Tudor. Share information is furnished in reliance on the Schedule 13D dated August 18, 2004 filed by the persons named herein with the Securities and Exchange Commission. The persons named herein have each specifically disclaimed that they are a member of a group for purposes of Section 13(d) or 13(g) of the Exchange Act. In his capacity as a director, Mr. Scarpa represents Tudor’s interest in our Company. However, Mr. Scarpa specifically disclaims beneficial ownership of the shares of common stock beneficially owned by such entity.

(6)
Represents 1,924,580 shares of common stock owned of record by JP Morgan Direct Venture Capital Institutional Investors, LLC (“JPM Institutional”) (assuming conversion of 497,532 shares of Series A preferred stock into 995,063 shares of common stock), 311,514 shares of common stock owned of record by JP Morgan Direct Venture Private Investors, LLC (“JPM Private”) (assuming conversion of 81,136 shares of Series A preferred stock into 162,273 shares of common stock), and 94,703 shares of common stock owned of record by 522 Fifth Avenue Fund, LP (“522 Fund”) (assuming conversion of 24,107 shares of Series A preferred stock into 48,214 shares of common stock). The foregoing numbers represent shares for which JPM Institutional, JPM Private and 522 Fund each has shared dispositive and voting power. The shares held by JPM Institutional may be deemed to be beneficially owned by JPMorgan Chase Bank (“JPMCB”), its investment advisor, and JPMorgan Chase & Co., the parent of JPMCB. The shares held by JPM Private may be deemed to be beneficially owned by J.P. Morgan Investment Management, Inc. (“JPMIM”), its investment advisor. The shares held by 522 Fund may be deemed to be beneficially owned by 522 Fifth Avenue Corp. (“522 Corp.”), its general partner, JPMIM, its investment advisor and the sole stockholder of 522 Corp., J.P. Morgan Fleming Asset Management Holdings, Inc. (“Fleming”), the sole stockholder of JPMIM, and JPMCB, the sole stockholder of Fleming and the indirect parent of JPMIM. Share information is furnished in reliance on the Schedule 13D dated August 18, 2004 filed by the persons named herein with the Securities and Exchange Commission. The persons named herein have each specifically disclaimed that they are a member of a group for purposes of Section 13(d) or 13(g) of the Exchange Act.

(7)
Represents 888,970 shares of common stock owned of record by Laurus Funds, 6,133,857 shares of common stock issuable upon exercise of various warrants held by Laurus Funds and its affiliates, and 209,390 shares of common stock issuable upon exercise of an option held by Laurus Funds and its affiliates. The Warrants and Option contain an issuance limitation prohibiting the Investors from exercising or converting those securities to the extent that such exercise would result in beneficial ownership by the Fund of more than 9.99% of the Shares then issued and outstanding (the “Issuance Limitation”). The issuance Limitation may be waived by the Investors upon at least 61 days prior notice to the Company and shall automatically become null and void following notice to the issuer of the occurrence and during the continuance of an event of default (as defined in and pursuant to the terms of the applicable instrument). In the case of the Option, the 61-day waiver notice may only be delivered at a time when no indebtedness of the issuer is outstanding to the investors of their affiliates.

(8)	Represents 2,882,231 shares of common stock owned of record by David Condensa.

(9)	Represents 1,369,863 shares of common stock owned of record by Thomas Kunigonis.

(10)
Represents 122,443 shares of common stock owned of record by Equity Pier, LLC, of which Mr. Sweeney is the founder and managing member, 147,552 shares of common stock owned of record by Mr. Sweeney, 23,680 shares issuable upon exercise of a warrant held by Mr. Sweeney, 1,257,209 shares issuable upon the exercise of presently exercisable options held by Mr. Sweeney and assumes conversion of 16,588 shares of Series A preferred stock owned of record by Mr. Sweeney into 33,177 shares of common stock.

(11)
Represents 60,429 shares of common stock owned of record by Mr. Richman, 1,184 shares of common stock issuable upon exercise of a warrant held by Mr. Richman and 164,167 shares issuable upon the exercise of presently exercisable options held by Mr. Richman.

(12)
Represents 5,715 shares of common stock owned of record by Mr. O’Grady, 23,680 shares of common stock issuable upon exercise of a warrant held by Mr. O’Grady and 133,334 shares issuable upon the exercise of presently exercisable options held by Mr. O’Grady.

(13)	Represents 58,333 shares issuable upon the exercise of presently exercisable options held by Mr. DiPaolo.

See also "Equity Compensation Plan Information" in Item 5 of this Report for a discussion of securities authorized for issuance under our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Thomas P. Sweeney III, our Chairman and Chief Executive Officer, is the founder and Managing Partner of Equity Pier, LLC (“Equity Pier”), a beneficial owner of 7.00% of our outstanding common stock. Since 2004, we have leased office space from Equity Pier. Total costs incurred under the leasing arrangement and associated expenses (utilities, supplies and insurances) amounted to $206,321, $208,574 and $190,178 for the years ending December 31, 2007, 2006 and 2005, respectively. In 2008, we expect to incur leasing costs to Equity Pier of approximately $215,000.  The audit committee of the Board of Directors reviews and approves all material related party transactions.

Independence of the Board of Directors

The Board of Directors has adopted Nasdaq’s standards for determining the independence of its members and believes that it interprets these requirements conservatively. In applying these standards, the Board of Directors considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is immaterial. The Board of Directors has determined that a majority of its members, namely Messrs. Kocol, Hudson, Weiss and Wolfinger, are independent directors within the meaning of such Nasdaq independence standards in terms of independence from management, such members constituting four of the six members of the Board of Directors. In making these independence determinations, the Board of Directors did not exclude from consideration as immaterial any relationship potentially compromising the independence of any of the above directors.

Messrs. Wolfinger and Kocol comprise the audit committee of the Board of Directors, and Messrs. Wolfinger and Scarpa comprise the compensation committee of the Board of Directors. Mr. Weiss is chairman of the corporate governance and nominating committee. All members of the Board of Directors are committee members for policy and procedure issues. The Board of Directors has determined that Messrs. Wolfinger and Kocol are audit committee financial experts.  All non-management directors are invited to attend all executive meetings of the Board of Directors. Messrs. Sweeney and Scarpa (due to his relationship with Tudor Investment Corporation, a beneficial owner of more than 5% of our common stock) are the two non-independent members of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of GHP Horwath, P.C. has served as our independent registered public accounting firm since November 9, 2004. The following table sets forth the aggregate fees expected to be billed (2007) and billed (2006 and 2005)to us by GHP Horwath, P.C., for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Audit fees	$380,000	$297,000	$212,000
Audit-related fees	176,000	14,000	-
Tax fees	-	-	-
All other fees	-	-	-

Total	$556,000	$311,000	$212,000

Audit-related fees of $176,000 for the year ended December 31, 2007, consisted of $137,000 of fees for audit services performed relating to the acquisition of Helio and $39,000 of fees relating to due diligence services performed by GHP Horwath, P.C. For the year ended December 31, 2006, audit-related fees of $14,000 were for due diligence services performed by GHP Horwath, P.C.

Board of Directors Pre-Approval

Our Board of Directors reviews and approves audit and non-audit services performed by our  independent registered public accounting firm as well as the fees charged by our  independent registered public accounting firm for such services. All of the services provided and fees charged by our  independent registered public accounting firm were pre-approved in 2007 and 2006 and approved in 2005 by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The consolidated financial statements of Incentra Solutions, Inc. filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule.

2.
The financial statement schedule of Incentra Solutions, Inc. filed as part of this report is listed in the Index to Consolidated Financial Statements and Financial Statement Schedule. All other financial statement schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

3.	The following exhibits are filed as part of this report:

Exhibit Number	Description
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

2.5
Stock Purchase Agreement, dated as of August 14, 2007, between Incentra Solutions, Inc. and Paul Chopra (incorporated by reference to Exhibit 10.7 of our Current Report of Form 8-K filed on August 23, 2007.)

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

3.6
Certificate of Amendment to Articles of Incorporation dated as of May 25, 2004 (incorporated by reference to the Exhibit of the same number with Amendment Number 1 to our Registration Statement on Form SB- 2, filed on July 15, 2004).

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

10.27
Secured Convertible Term Note, dated as of March 31, 2006, by Incentra Solutions, Inc. in favor of Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.57 filed with our Annual Report on Form 10- KSB for the period ended December 31, 2005, filed on April 4, 2006).

Exhibit Number	Description
10.28
Common Stock Purchase Warrant, dated as of March 31, 2006, issued by our company to Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.59 filed with our Annual Report on Form 10-KSB for the period ended December 31, 2005, filed on April 4, 2006).

10.29
Registration Rights Agreement, dated as of March 31, 2006, by and between our company and Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.60 filed with our Annual Report on Form 10- KSB for the period ended December 31, 2005, filed on April 4, 2006).

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

10.48	Employment Agreement, effective March 22, 2007, between Incentra Solutions, Inc. and Thomas P. Sweeney III

10.49	Employment Agreement, effective May 29, 2007, between Incentra Solutions, Inc. and Matthew Richman (incorporated by reference to Exhibit 10.1 filed with our Current Report filed on May 31, 2007.)

10.50
Omnibus Amendment, dated June 18, 2007, between Incentra Solutions, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed on June 22, 2007.)

10.51
Common Stock Purchase Warrant, dated as of June 18, 2007, executed by our company in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K filed on June 22, 2007.)

10.52
Omnibus Agreement, dated July 3, 2007, between Incentra Solutions, Inc. and RAB Special Situations (Master) Fund Limited (incorporated by reference to Exhibit 10.1 filed with our Current Report of Form 8- K filed on July 10, 2007.)

10.53
Amendment dated July 3, 2007 between Incentra Solutions, Inc. and Blueline Capital Partners II, LP (incorporated by reference to Exhibit 10.2 filed with our Current Report of Form 8-K filed on July 10, 2007.)

10.54
Common Stock Purchase Warrant, dated July 5, 2007, between Incentra Solutions, Inc. and Credit Suisse Client Nominees (UK) Limited (incorporated by reference to Exhibit 10.3 filed with our Current Report of Form 8-K filed on July 10, 2007.)

10.55
Common Stock Purchase Warrant, dated July 5, 2007, between Incentra Solutions, Inc. and Credit Suisse Client Nominees (UK) Limited (incorporated by reference to Exhibit 10.3 filed with our Current Report of Form 8-K filed on July 10, 2007.)

10.56
Helio Merger Agreement, dated as of August 14, 2007, by and among Incentra Solutions, Inc., Helio Acquisition Corp., Helio Solutions, Inc., and Dave Condensa, as Shareholders’ Representative (incorporated by reference to Exhibit 10.1 filed with our Current Report of Form 8-K on August 23, 2007.)

10.57
First Amendment to Helio Merger Agreement, dated as of August 14, 2007, between Incentra Solutions, Inc., Incentra Helio Acquisition Corp., Helio Solutions, Inc., and Dave Condensa, as Sharehoders’ Representative (incorporated by reference to Exhibit 10.2 filed with our Current Report of Form 8-K on August 23, 2007.)

Exhibit Number	Description
10.58
Security Agreement, dated as of August 16, 2007, between Incentra Solutions and subsidiaries and Dave Condensa, Bert Condensa, Dave Auerweck, Kevin Hawkins and Terri Marine (incorporated by reference to Exhibit 10.3 filed with our Current Report of Form 8-K on August 23, 2007.)

10.59
Second Amendment to the Helio Merger Agreement, dated as of August 17, 2007, between Incentra Solutions, Inc., Incentra Helio Acquisition Corp., Helio Solutions, Inc., and Dave Condensa, as Shareholders’ Representative (incorporated by reference to Exhibit 10.4 filed with our Current Report of Form 8-K on August 23, 2007.)

10.60
Registration Rights Agreement, dated as of August 14, 2007, between Incentra Solutions, Inc. and Dave Condensa, Bert Condensa, Dave Auerweck, Kevin Hawkins, Terri Marine, and Paul Chopra (incorporated by reference to Exhibit 10.5 filed with our Current Report of Form 8-K on August 23, 2007.)

10.61
Lock-up and Voting Agreement, dated as of August 14, 2007, between Dave Condensa, Bert Condensa, Dave Auerweck, Kevin Hawkins, and Terri Marine (incorporated by reference to Exhibit 10.6 filed with our Current Report of Form 8-K on August 23, 2007.)

10.62
Convertible Promissory Note, dated as of August 14, 2007, issued by Incentra Solutions, Inc. to Paul Chopra (incorporated by reference to Exhibit 10.8 filed with our Current Report of Form 8-K on August 23, 2007.)

10.63
Registration Rights Agreement, dated as of August 14, 2007, between Incentra Solutions, Inc. and Paul Chopra (incorporated by reference to Exhibit 10.9 filed with our Current Report of Form 8-K on August 23, 2007.)

10.64
Employment Agreement, dated as of August 17, 2007, between Incentra Helio Acquisition Corp. and Dave Condensa (incorporated by reference to Exhibit 10.10 filed with our Current Report of Form 8-K on August 23, 2007.)

10.65
Escrow Agreement, dated as of August 14, 2007, between Incentra Solutions, Inc., Incentra Helio Acquisition Corp., Helio Solutions, Inc. and Dave Condensa, as Shareholders’ Representative (incorporated by reference to Exhibit 10.11 filed with our Current Report of Form 8-K on August 23, 2007.)

10.66
Securities Purchase Agreement, dated as of July 31, 2007, between Incentra Solutions, Inc. and Calliope Capital Corporation (incorporated by reference to Exhibit 10.12 filed with our Current Report of Form 8-K on August 23, 2007.)

10.67
Term Note, dated as of July 31, 2007, between Incentra Solutions, Inc. and Calliope Capital Corporation (incorporated by reference to Exhibit 10.12 filed with our Current Report of Form 8-K on August 23, 2007.)

10.68
Common Stock Purchase Warrant, dated as of July 31, 2007, by Incentra Solutions, Inc. in favor of Calliope Capital Corporation (incorporated by reference to Exhibit 10.13 filed with our Current Report of Form 8-K on August 23, 2007.)

10.69
Master Security Agreement, dated as of July 31, 2007, by Incentra Solutions, Inc. in favor of Calliope Capital Corporation (incorporated by reference to Exhibit 10.15 filed with our Current Report of Form 8-K on August 23, 2007.)

10.70
Subsidiary Guarantee, dated as of July 31, 2007, by Incentra Solutions, Inc. in favor of Calliope Capital Corporation (incorporated by reference to Exhibit 10.16 filed with our Current Report of Form 8-K on August 23, 2007.)

10.71
Registration Rights Agreement, dated as of July 31, 2007, between Incentra Solutions, Inc. and Calliope Capital Corporation (incorporated by reference to Exhibit 10.17 filed with our Current Report of Form 8-K on August 23, 2007.)

Exhibit Number	Description
10.72
Stock Pledge Agreement, dated as of July 31, 2007, between Incentra Solutions, Inc., Managed Storage International, Inc., and Calliope Capital Corporation (incorporated by reference to Exhibit 10.18 filed with our Current Report of Form 8-K on August 23, 2007.)

10.73
Grant of Security Interest in IP, dated as of July 31, 2007, between Incentra Solutions, Inc., Managed Storage International, Inc. and Calliope Capital Corporation (incorporated by reference to Exhibit 10.19 filed with our Current Report of Form 8-K on August 23, 2007.)

10.74	Form of Warrant issued to PageMill Partners, LLC (incorporated by reference to Exhibit 10.20 filed with our Current Report of Form 8-K on August 23, 2007.)

10.75
Registration Rights Agreement, dated as of August 20, 2007, between Incentra Solutions, Inc. and PageMill Partners, LLC (incorporated by reference to Exhibit 10.21 filed with our Current Report of Form 8-K on August 23, 2007.)

10.76
Sales Strategies, Inc. Stock Purchase Agreement, dated as of August 31, 2007, by and between Incentra Solutions, Inc. and Thomas G. Kunigonis, Jr., as the sole shareholder of Sales Strategies, Inc. (incorporated by reference to Exhibit 10.1 filed with our Current Report of Form 8-K on September 7, 2007.)

10.77
First Amendment to Stock Purchase Agreement, dated as of August 31, 2007, by and among Incentra Solutions, Inc. and Thomas G. Kunigonis, Jr., as the sole shareholder of Sales Strategies, Inc. (incorporated by reference to Exhibit 10.2 filed with our Current Report of Form 8-K on September 7, 2007.)

10.78
Second Amendment to Stock Purchase Agreement, dated as of September 5, 2007, by and among Incentra Solutions, Inc. and Thomas G. Kunigonis, Jr., as the sole shareholder of Sales Strategies, Inc. (incorporated by reference to Exhibit 10.3 filed with our Current Report of Form 8-K on September 7, 2007.)

10.79
Third Amendment to Stock Purchase Agreement, dated as of September 5, 2007, by and among Incentra Solutions, Inc. and Thomas G. Kunigonis, Jr., as the sole shareholder of Sales Strategies, Inc. (incorporated by reference to Exhibit 10.4 filed with our Current Report of Form 8-K on September 7, 2007.)

10.80
Unsecured Promissory Note, dated as of August 31, 2007, by and among Incentra Solutions, Inc. and Thomas G. Kunigonis, Jr., as the sole shareholder of Sales Strategies, Inc. (incorporated by reference to Exhibit 10.5 filed with our Current Report of Form 8-K on September 7, 2007.)

10.81
Registration Rights Agreement, dated as of August 31, 2007, between Incentra Solutions, Inc., and Thomas G. Kunigonis, Jr., as the sole shareholder of Sales Strategies, Inc. (incorporated by reference to Exhibit 10.6 filed with our Current Report of Form 8-K on September 7, 2007.)

10.82
Escrow Agreement, dated as of August 31, 2007, by and among Incentra Solutions, Inc., Thomas G. Kunigonis, Jr., as the sole shareholder of Sales Strategies, Inc., and JPMorgan Chase Bank, N.A. as escrow agent (incorporated by reference to Exhibit 10.7 filed with our Current Report of Form 8-K on September 7, 2007.)

10.83
Employment Agreement, dated as of August 31, 2007, by and between Sales Strategies, Inc. and Thomas G. Kunigonis, Jr., as the sole shareholder of Sales Strategies, Inc. (incorporated by reference to Exhibit 10.8 filed with our Current Report of Form 8-K on September 7, 2007.)

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

Incentra Solutions, Inc.

Dated: March 31, 2008	By:	/s/ Thomas P. Sweeney III
Thomas P. Sweeney III Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Date	Title

/s/ Thomas P. Sweeney III	Chief Executive Officer and Director
Thomas P. Sweeney III March 31, 2008	(principal executive officer)

/s/ Anthony DiPaolo	Chief Financial Officer
Anthony DiPaolo March 31, 2008	(principal financial and accounting officer)

/s/ James Wolfinger	Director
James Wolfinger March 31, 2008

/s/ Carmen J. Scarpa	Director
Carmen J. Scarpa March 31, 2008

/s/ Thomas G. Hudson	Director
Thomas G. Hudson March 31, 2008

/s/ David E. Weiss	Director
David E. Weiss March 31, 2008

/s/ Robert S. Kocol	Director
Robert S. Kocol March 31, 2008

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedule

Years Ended December 31, 2007, 2006 and 2005

Table of Contents

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the years ended
December 31, 2007, 2006 and 2005	F-3

Consolidated Statements of Shareholders' Deficit and Comprehensive
Loss for the years ended December 31, 2007, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2007, 2006 and 2005	F-5

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended
December 31, 2007, 2006 and 2005	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Incentra Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Incentra Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' deficit and comprehensive loss, cash flows and financial statement schedule for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Incentra Solutions, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 4 to the consolidated financial statements, on July 31, 2006, the Company sold substantially all of the assets of Front Porch Digital, Inc., a wholly-owned subsidiary of the Company.

/s/ GHP Horwath, P.C.
Denver, Colorado

March 28, 2008

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$3,274,600	$976,673
Accounts receivable, net of allowance for doubtful accounts of $380,913 and $702,700 at December 31, 2007 and 2006, respectively	37,137,811	16,132,341
Current portion of deferred costs	2,435,075	1,128,061
Other current assets	2,062,916	4,056,661
Total current assets	44,910,402	22,293,736

Property and equipment, net	7,201,027	3,064,164
Capitalized software development costs, net	1,143,831	914,786
Intangible assets, net	2,952,523	2,301,267
Goodwill	30,452,152	16,936,715
Deferred costs, net of current portion	752,978	182,315
Other assets	762,732	125,345
TOTAL ASSETS	$88,175,645	$45,818,328

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of notes payable and other long-term obligations	$16,879,609	$7,816,156
Current portion of capital lease obligations	765,625	682,012
Accounts payable	28,962,489	14,190,079
Accrued expenses and other	7,865,142	5,562,154
Current portion of deferred revenue	3,886,370	1,974,090
Total current liabilities	58,359,235	30,224,491

Notes payable and other obligations, net of current portion	9,237,024	801,021
Capital lease obligations, net of current portion	3,701,252	18,062
Deferred revenue, net of current portion	942,491	161,999
TOTAL LIABILITIES	72,240,002	31,205,573

Commitments and contingencies

Series A convertible redeemable preferred stock, $.001 par value, $31,500,000 liquidation preference, 2,500,000 shares authorized, 2,466,971 shares issued and outstanding	29,853,466	27,235,899

Shareholders' deficit:
Preferred stock, nonvoting, $.001 par value, 2,500,000 shares authorized, none issued	-	-

Common stock, $.001 par value, 200,000,000 shares authorized, 21,317,863 and 13,320,576 shares issued and outstanding at December 31, 2007 and 2006, respectively	21,318	13,321
Additional paid-in capital	130,830,866	122,841,018
Accumulated deficit	(144,770,007)	(135,477,483)
TOTAL SHAREHOLDERS' DEFICIT	(13,917,823)	(12,623,144)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$88,175,645	$45,818,328

See accompanying notes to consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2007	2006	2005
REVENUES:
Products	$122,332,650	$53,084,909	$27,440,335
Services	23,442,434	13,547,245	10,494,293
TOTAL REVENUE	145,775,084	66,632,154	37,934,628

Cost of revenue;
Products	99,619,953	42,796,950	22,802,707
Services	15,954,666	9,577,487	6,980,887
Total cost of revenue	115,574,619	52,374,437	29,783,594
GROSS MARGIN	30,200,465	14,257,717	8,151,034

Selling, general and administrative expense	32,893,970	24,963,098	13,985,133
Stock-based compensation expense	1,360,551	1,587,653	349,711
Depreciation and amortization	1,364,474	767,342	1,250,154
Impairment of goodwill	-	-	4,151,450
	35,618,995	27,318,093	19,736,448
OPERATING LOSS FROM CONTINUING OPERATIONS	(5,418,530)	(13,060,376)	(11,585,414)

Other income (expense):
Interest income	42,816	45,401	3,598
Interest expense	(3,700,370)	(2,930,378)	(2,424,218)
Loss on early extinguishment of debt	(159,679)	(2,956,606)	-
Other (expense) income	(26,546)	42,426	416,978
Foreign currency transaction gain (loss)	63,194	21,897	(59,755)
	(3,780,585)	(5,777,260)	(2,063,397)

LOSS FROM CONTINUING OPERATIONS	(9,199,115)	(18,837,636)	(13,648,811)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(93,409)	628,472	(576,746)

GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	15,376,014	-

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(93,409)	16,004,486	(576,746)

NET LOSS	(9,292,524)	(2,833,150)	(14,225,557)

Accretion of convertible redeemable preferred stock to redemption amount	(2,617,566)	(2,617,566)	(2,617,566)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(11,910,090)	$(5,450,716)	$(16,843,123)

Weighted average number of common shares outstanding — basic and diluted	19,045,385	13,643,447	12,541,642

Basic and diluted net loss per share applicable to common
shareholders:
Loss from continuing operations	$(0.63)	$(1.57)	$(1.29)
Income (loss) from discontinued operations	-	1.17	(0.05)
Net loss per share—basic and diluted	$(0.63)	$(0.40)	$(1.34)

See accompanying notes to consolidated financial statements

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
Years ended December 31, 2007, 2006 and 2005

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total
Balances at January 1, 2005	10,505,998	$10,506	$113,365,645	$19,184	$(118,418,776)	$(5,023,441)

Common stock issued in the acquisition of Star (Note 3(F))	1,261,756	1,262	3,135,102	-	-	3,136,364
Common stock issued in acquisition of PWI (Note 3(G))	841,934	842	1,683,026	-	-	1,683,868
Accretion of convertible redeemable preferred stock to redemption amount	-	-	(2,617,566)	-	-	(2,617,566)
Exercise of stock options	453	-	134	-	-	134
Amortization of stock-based compensation expense	-	-	520,641	-	-	520,641
Reclassification of derivative warrant to equity	-	-	1,910,254	-	-	1,910,254
Warrant issued to Laurus related to line of credit	-	-	538,240	-	-	538,240

Conversion of notes payable and accrued interest in exchange for common stock	716,669	717	994,114	-	-	994,831
Acquisition costs	-	-	(12,422)	-	-	(12,422)
Components of comprehensive loss:
Net loss	-	-	-	-	(14,225,557)	(14,225,557)
Change in foreign currency translation adjustments	-	-	-	(122,419)	-	(122,419)

Total comprehensive loss	-	-	-	-	-	(14,347,976)

Balances at December 31, 2005	13,326,810	13,327	119,517,168	(103,235)	(132,644,333)	(13,217,073)

Common stock issued in acquisition of NST (Note 3(D))	1,034,483	1,034	1,303,449	-	-	1,304,483
Amortization of stock-based compensation expense	-	-	2,052,780	-	-	2,052,780
Accretion of convertible redeemable preferred stock to redemption amount	-	-	(2,617,566)	-	-	(2,617,566)
Warrants and option issued to Laurus (Note 9(A))	-	-	1,707,052	-	-	1,707,052
Other warrants issued	-	-	96,421	-	-	96,421
Common stock issued to investment advisor	60,000	60	80,340	-	-	80,400
Common stock issued in lieu of cash related to prepayment penalties on convertible notes	34,863	35	48,765	-	-	48,800
Return and retirement of common stock previously issued in acquisition of Star (Note 9(D))	(1,135,580)	(1,135)	1,135	-	-	-
Warrants issued related to convertible notes (Note 9 (C))	-	-	651,474	-	-	651,474
Components of comprehensive loss:
Net loss	-	-	-	-	(2,833,150)	(2,833,150)
Foreign currency translation reclassification adjustment for sale of assets	-	-	-	103,235	-	103,235

Total comprehensive loss	-	-	-	-	-	(2,729,915)

Balances at December 31, 2006	13,320,576	13,321	122,841,018	-	(135,477,483)	(12,623,144)

Amortization of stock-based compensation expense	-	-	1,440,019	-	-	1,440,019
Accretion of convertible redeemable preferred stock to redemption amount	-	-	(2,617,566)	-	-	(2,617,566)
Return and retirement of common stock previously issued in acquisition of PWI	(275,000)	(275)	(274,725)	-	-	(275,000)
Warrant issued in connection with line of credit (Note 9(A))	-	-	342,755	-	-	342,755
Proceeds from exercise of employee stock options	41,566	41	13,258	-	-	13,299
Issuance of common stock for Helio acquisition (Note 3(A))	6,000,000	6,000	4,554,000	-	-	4,560,000
Issuance of common stock for SSI acquisition (Note 3(B))	1,369,863	1,370	1,020,548	-	-	1,021,918
Cash-less exercise of warrants	860,858	861	(861)	-	-	-
Warrant issued in connection with debt financing (Note 9(A))	-	-	2,850,000	-	-	2,850,000
Warrant issued in connection with Helio acquisition for consulting services (Note 3(A))	-	-	333,420	-	-	333,420
Warrant issued in connection with line of credit (Note 9(A))			329,000	-	-	329,000
Net loss	-	-	-	-	(9,292,524)	(9,292,524)

Balances at December 31, 2007	21,317,863	$21,318	$130,830,866	$-	$(144,770,007)	$(13,917,823)

See accompanying notes to consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(9,292,524)	$(2,833,150)	$(14,225,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations, net of income taxes	93,409	(16,004,486)	576,746
Depreciation	1,679,064	1,532,665	1,417,235
Amortization of intangible assets and software development costs	1,386,650	955,477	1,561,389
Amortization of non-cash loan discount	-	-	12,735
Stock-based compensation expense	1,360,551	1,587,653	349,711
Amortization of debt issue costs	1,621,100	1,519,700	1,610,030
Non-cash loss on early extinguishment of debt	135,851	1,622,344	-
Bad debt expense	56,314	467,147	58,333
Loss on disposal of assets	-	-	45,774
Impairment of goodwill	-	-	4,151,450
Gain on revaluation of derivative warrant liability	-	-	(390,280)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(8,517,119)	(4,547,390)	3,638,615
Other current assets	(215,012)	(1,288,971)	(154,675)
Other assets	(127,448)	(83,026)	55,046
Accounts payable	2,541,978	641,040	(1,596,084)
Accrued liabilities	101,583	370,364	267,459
Deferred revenue	2,884,878	1,320,284	98,090

Net cash used in continuing operations	(6,290,725)	(14,740,349)	(2,523,983)
Net cash (used in) provided by discontinued operations	(491,231)	2,990,558	1,051,120
Net cash used in operating activities	(6,781,956)	(11,749,791)	(1,472,863)

Cash flows from investing activities:
Purchases of property and equipment	(2,037,036)	(1,904,591)	(778,118)
Capitalized software development costs	(842,053)	(588,629)	(611,546)
Proceeds from sale of property and equipment	-	-	2,808
Cash acquired in Star acquisition (Note 3(F))	-	-	1,597,498
Cash acquired in PWI acquisition (Note 3(G))	-	-	74,297
Earnout payment related to PWI acquisition (Note 3(G))	-	-	(100,000)
Cash paid in NST acquisition (Note 3(D))	-	(5,256,173)	-
Cash paid in Tactix acquisition (Note 3(E))	-	(3,001,103)	-
Cash paid in Helio acquisition (Note 3(A))	(4,808,913)	-	-
Cash paid in SSI acquisition (Note 3(B))	(3,790,512)	-	-
Other	(102,421)	12,044	(2,966)

Net cash (used in) provided by continuing operations	(11,580,935)	(10,738,452)	181,973
Net cash provided by (used in) discontinued operations	2,500,000	26,037,941	(1,277,854)
Net cash (used in) provided by investing activities	(9,080,935)	15,299,489	(1,095,881)

Cash flows from financing activities:
Proceeds on line of credit, net	9,111,934	290,492	1,331,851
Proceeds from acquisition term notes	12,000,000	3,250,000	-
Proceeds from convertible notes	-	2,410,000	-
(Repayments) proceeds on lease line of credit, net	-	(144,975)	195,036
Proceeds from exercise of employee stock options	13,299	-	-
Payment of debt issue costs	(685,000)	-	-
Payments on capital leases, notes payable and other long-term liabilities	(2,279,415)	(9,278,893)	(849,856)
Other	-	-	136

Net cash provided by (used in) continuing operations	18,160,818	(3,473,376)	677,167
Net cash used in discontinued operations	-	-	-
Net cash provided by (used in) financing activities	18,160,818	(3,473,376)	677,167

Effect of exchange rate changes on cash and cash equivalents (related to discontinued operations)	-	103,235	(68,239)

Net increase (decrease) in cash and cash equivalents from continuing operations	289,158	(28,952,177)	(1,664,843)
Net increase (decrease) in cash and cash equivalents from discontinued operations	2,008,769	29,131,734	(294,973)

Net increase (decrease) in cash and cash equivalents	2,297,927	179,557	(1,959,816)

Cash and cash equivalents at beginning of period:
Continuing operations	976,673	797,116	2,461,959
Discontinued operations	-	311,526	606,499
Total	976,673	1,108,642	3,068,458

Cash and cash equivalents at end of period:
Continuing operations	3,274,600	976,673	797,116
Discontinued operations	-	-	311,526
Total	$3,274,600	$976,673	$1,108,642

(continued)

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	December 31,
	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,036,454	$1,410,678	$801,454

Supplemental disclosures of non-cash investing and financing activities:
Net liabilities assumed in Star acquisition, excluding cash (Note 3(F))	-	-	620,176
Net assets acquired in PWI acquisition, excluding cash (Note 3(G))	-	-	269,306
Reclassification of derivative liability to equity	-	-	1,910,254
Net liabilities assumed in NST acquisition, excluding cash (Note 3(D))	-	992,653	-
Net liabilities assumed in Tactix acquisition, excluding cash (Note 3(E))	-	1,046,964	-
Conversion of notes payable, accrued interest and prepayment penalties in exchange for common stock	-	48,800	994,831
Net assets acquired in Helio acquisition, excluding cash (Note 3(A))	1,265,594	-	-
Net liabilities assumed in SSI acquisition, excluding cash (Note 3(B))	446,537	-	-
Debt issued in NST acquisition (Note 3(D))	-	1,500,000	-
Debt issued in Helio acquisition (Note 3(A))	770,000	-	-
Debt issued in SSI acquisition (Note 3(B))	250,000	-	-
Purchases of property and equipment included in accounts payable	305,726	462,681	93,766

See accompanying notes to consolidated financial statements.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
1. Organization

Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as "we," "us," or "our") was organized and incorporated in the state of Nevada. Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "ICNS." In 2005, 2006 and 2007 we completed six acquisitions: on February 18, 2005, we acquired STAR Solutions of Delaware, Inc., a privately-held Delaware corporation (“Star”); on March 30, 2005, we acquired PWI Technologies, Inc., a privately-held Washington corporation (“PWI”); on April 13, 2006, we acquired Network System Technologies, Inc., a privately-held Illinois corporation (“NST”); on September 5, 2006, we acquired Tactix, Inc., a privately-held Oregon corporation (“Tactix”); on August 17, 2007, we acquired Helio Solutions, Inc., a privately-held California corporation (“Helio”) and on September 5, 2007, we acquired Sales Strategies, Inc. (d/b/a SSI Hubcity), a privately held New Jersey corporation (“SSI”). We have included the results of operations for the six acquisitions in our consolidated financial statements from their acquisition dates through December 31, 2007.

On July 31, 2006, we completed the sale of substantially all of the assets of Front Porch Digital, Inc. (“Front Porch”). The sale included all of the outstanding capital stock of our wholly-owned subsidiary in France, Front Porch Digital International, S.A.S. Front Porch provided archive solutions to broadcasters and media companies. Refer to Note 4.

We are a leading provider of complete Information Technology (“IT”) services and solutions to enterprise's and managed service providers in North America and Europe. Our complete solutions include hardware and software products, maintenance contracts, professional services, recurring managed services and capital financing solutions. We market our products and services to service providers and enterprise clients under the trade name Incentra Solutions.

Basis of Presentation

The consolidated financial statements include Incentra Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Since inception, we have incurred substantial operating losses and have a working capital deficit of $13.4 million and a shareholders' deficit of $13.9 million at December 31, 2007. We have funded these deficiencies by utilizing our existing working capital, lines of credit and long-term borrowings. We anticipate that we will continue to fund our business from existing lines of credit and from increasing cash flows from our business operations. However, no assurance can be given that we will be successful in increasing cash flow from operations. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we do not achieve and maintain such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

We incurred a loss from continuing operations of $9.2 million for the year ended December 31, 2007, although the loss included certain non-cash expenses of approximately $6.2 million. Our 2008 operating plan, and the execution thereof, is focused on increasing revenue, controlling costs, and increasing cash flow. However, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. We believe that our cash and cash equivalents, working capital and access to current and potential lenders will provide sufficient capital resources to fund our operations, debt service requirements and working capital needs at least through December 31, 2008, barring a redemption request from our Series A preferred stock shareholders (Refer to Note 10).

At any time after August 18, 2008, holders of at least 80% of the outstanding shares of Series A Preferred stock may elect to redeem all, but not less than all, of the outstanding shares in the amount of $31,500,000. The holders are not required to take any action, and redemption request requires approval by 80% of the holders. Presently there are four holders of the preferred shares, and in order to attain an 80% consensus, the three largest holders would need to agree.

Should there be a request for redemption, and should we not have the funds to meet the redemption, management believes the most immediate negative impact to our business arises from the terms of our debt agreements with Laurus (Refer to Note 9). The debt agreements include certain events of default which would be triggered in the event we are unable to satisfy a redemption request. Should an event of default be triggered with Laurus, Laurus is entitled to default rate interest of an additional 1.5% per month. In addition, Laurus would have the right to cease funding under our revolving credit facility and to assert an accelerated request for repayment, which would equal 125% of the total principal outstanding on both the 2006 Facility and the 2007 Term Note (Refer to Note 9(A)), plus any accrued and unpaid interest. We currently do not have adequate funds available to satisfy a request for redemption, should one occur.

Due to Laurus’ senior position, our current liquidity position and considering our current business state and prospects for the future, management believes it is in the best interest of the holders to resolve the maturing redemption in a manner that neither creates an event of default with Laurus nor disrupts our business and allows us to continue to operate consistently with our 2008 business plan.

Management is actively discussing a variety of options with the holders in regards to their redemption rights. Management’s strategy includes, but is not limited to, redeeming all or a portion of the Series A preferred shares by inducing the holders to convert to common shares, raising additional cash through issuance of common shares and/or additional debt to third-parties, restructuring the redemption requirement, or permitting the holders to sell their Series A preferred shares to third-parties. There can be no assurance that management will be successful in resolving the redemption rights of the holders, nor can there be any assurance that there will be no disruption to our business, either during the period in which management is pursuing a strategy to resolve the redemption rights (due to, among other things, distraction of management from day-to-day execution of the 2008 business plan), or subsequently.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

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

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period’s presentation.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of long-lived assets, including property and equipment and amortizable intangible assets, to determine whether there are any indications of impairment. Impairment of long-lived assets is assessed by a comparison of the carrying amount of an asset to expected future cash flows to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. SFAS No. 142, "Goodwill and Other Intangible Assets," (“SFAS 142”) requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. We test goodwill for impairment at least annually in the fourth quarter each year or more frequently if other indicators of impairment arise.

With the acquisitions of Star and PWI in 2005, we recorded goodwill of $6.2 million and $3.8 million, respectively. With the acquisitions of NST and Tactix in 2006, we recorded goodwill of $7.4 million and $3.5 million, respectively. With the acquisitions of Helio and SSI in 2007, we recorded goodwill of $8.5 million and $4.9 million, respectively. The fair value of our reporting units used in determination of the goodwill impairment is evaluated using a discounted cash flow model considering future revenues, operating costs, a risk adjusted discount rate, historical performance and other pertinent factors. These estimates are judgmental in nature and often involve the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. As more fully discussed in Notes 3(F) operating profits and cash flows were lower than expected in the fourth quarter of 2005 for Star. Based on that trend, the earnings forecast for the next five years was revised. Therefore, during the fourth quarter of 2005 we determined that the goodwill associated with the Star acquisition was impaired and accordingly recorded an impairment loss of $4.2 million. Our goodwill impairment tests performed during the fourth quarters of 2007 and 2006 resulted in no impairment.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” ("FIN 48"). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. We adopted FIN 48 on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. We are subject to U.S. federal and state tax examinations from 1996 through 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2007.

Revenue Recognition

Given our diverse product and sales mix, as well as the complexities and estimates involved in measuring and determining revenue in accordance with generally accepted accounting principles, our accounting for revenue is crucial to the proper periodic reporting of revenue and deferred revenue.

Revenue is recognized when all of the following criteria are met in accordance with principles of sales recognition in Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the staff as a revision to Staff Accounting Bulletin No. 101, Revenue Recognition: (i) persuasive evidence of an agreement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable and (iv) collectibility is reasonably assured.

We apply the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Our application of EITF 99-19 includes evaluation of the terms of customer contracts relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction. The majority of our sales relate to products. We purchase and resell hardware, software and third-party maintenance contracts. In these transactions, we (i) act as principal; (ii) take title to the products; (iii) have the risks and rewards of ownership, including the risk of loss for collection, delivery or returns; and (iv) have latitude in establishing price with the customer. For these transactions, we recognize revenues based on the gross amounts due from customers. If most of these criteria are not present, these transactions are recorded on a net basis.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

Revenues from product sales are recognized when shipped. Revenues from the resale of third-party maintenance agreements are recognized at the date of sale, as we have no continuing obligation or involvement with the associated services. Consulting revenues are recognized when the services are performed.

Fees for First Call maintenance agreements are recognized using the straight-line method over the terms of the agreements. First Call maintenance is generally billed in advance, resulting in deferred revenue.

Revenues from storage services are recognized at the time the services are provided and are billed on a monthly basis. Fees received for initial implementation services are deferred and recognized over the term of the agreement. Deferred revenue is recorded for amounts billed to customers for whom we have not yet performed the related services.

Cost of Revenue

Cost of revenue consists primarily of direct labor, cost of hardware and software products, depreciation ($1.1 million in 2007, $1.2 million in 2006 and $1.1 million in 2005), amortization, third party royalties and licenses and facilities costs.

Advertising Expenses

All advertising and promotion costs are expensed as incurred. Total advertising expenses incurred were $12,335, $45,723 and $60,586 for the years ended December 31, 2007, 2006 and 2005, respectively.

Software Development Costs

We account for costs related to software developed for internal use and marketed for external use in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Our GridWorks software product is used internally for providing services to our customers and is also marketed separately as a stand-alone product. As required by SFAS No. 86, we capitalize costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product or enhancement is available for general release to customers, capitalization is ceased, and previously capitalized costs are amortized based on current and anticipated future revenues for the product, but with an annual amortization amount at least equal to the straight-line amortization over an estimated economic life of three years.

For the years ended December 31, 2007, 2006 and 2005, capitalized software development costs, which related primarily to enhancements to our GridWorks software solution were $0.8 million, $0.6 million and $0.6 million, respectively. For the years ended December 31, 2007, 2006 and 2005, $0.6 million, $0.5 million and $0.4 million, respectively, were charged to expense. As of December 31, 2007 and 2006, the unamortized portion of software development costs was $1.1 million and $0.9 million, respectively.

Deferred Loan Costs

Deferred loan costs, included in other non-current assets, are amortized over the term of the related loan using the straight-line method, which are usually 1 to 3 years.

Foreign Currency Transactions

We are subject to foreign exchange transaction exposure when we transact business in a currency other than our own functional currency, which is the U.S. dollar. We currently transact business in Pounds Sterling and Euros. The effects of exchange rate fluctuations in remeasuring foreign currency transactions are recorded at the date the transaction is settled with a third party. For the years ended December 31, 2007 and 2006, foreign currency transactions resulted in gains of $63,194 and $21,897, respectively, and a loss of $59,755 for the year ended December 31, 2005.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

Accounting For Obligations and Instruments Potentially Settled in Our Common Stock

We account for obligations and instruments potentially to be settled in our stock in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock" ("EITF No. 00-19"). This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock.

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

Per Share Data

Basic loss per share is calculated using the net loss allocable to common shareholders divided by the weighted average common shares outstanding during the period. Due to our net losses for the periods presented, shares from the assumed conversion of outstanding warrants, options, convertible preferred stock and convertible debt (14.7 million, 13.7 million and 13.2 million as of December 31, 2007, 2006 and 2005, respectively) have been omitted from the computations of diluted loss per share for the years ended December 31, 2007, 2006 and 2005 because the effect would be antidilutive. However, in accordance with SFAS 128 Earnings Per Share, we do consider warrants exercisable at $0.01 to be outstanding for determining common stock equivalents used to calculate basic earnings per share. On April 12, 2005, our Board of Directors and the holders of the required number of shares of our capital stock approved an amendment to our Articles of Incorporation to effect a one-for-ten reverse stock split effective June 9, 2005. All references to shares, options and warrants in our financial statements have been adjusted to reflect the post-reverse split amounts.

Stock-based Compensation

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment," (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On January 1, 2006 (the first day of our 2006 fiscal year), we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated. In connection with our adoption of SFAS 123R, we applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), which was issued by the Securities and Exchange Commission (“SEC”) to provide interpretive guidance regarding application of SFAS 123R.

We use the Black-Scholes option pricing model to calculate the grant date fair value of an award. The fair value of options granted in 2007, 2006 and 2005 were calculated using the following estimated weighted average assumptions:

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

	2007	2006	2005

Stock options granted	1,305,700	1,567,111	456,450
Weighted-average exercise price	$0.91	$1.25	$1.62
Weighted-average grant date fair value	$0.73	$1.07	$1.11
Assumptions:
Expected volatility	98%	112%	112%
Expected term (in years)	6 Years	6 Years	3 Years
Risk-free interest rate	4.35%	4.82%	4.06%
Dividend yield	-	-	-

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

We currently expect, based on an analysis of historical forfeitures that approximately 93% of our options will actually vest. This analysis will be re-evaluated periodically and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Expected volatilities are based on the historical volatility of the price of our common stock. The expected term of options is derived based on the sum of the vesting term plus the original option term, divided by two.

The following table details the effect on net loss from continuing operations before accretion on preferred stock and net loss per weighted average common share outstanding had stock-based compensation been recorded for the year ended December 31, 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income from continuing operations before accretion on preferred stock and net income per weighted average common share for years ended December 31, 2007 and 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R. All amounts except per share amounts in thousands:

Year Ended
December 31, 2005

Loss from continuing operations before accretion on preferred stock, as reported	$(13,649)

Add stock-based compensation expense included in reported net loss, net of tax	350

Deduct total stock-based employee compensation expense determined under the fair-value based method for all awards, net
of tax	(1,599)

Pro forma net loss from continuing operations before accretion on preferred stock	(14,898)

Loss from discontinued operations, net of income taxes	(577)

Pro forma net loss	$(15,475)

Net loss per weighted average common share outstanding - Basic and diluted - pro forma	$(1.44)

Net loss per weighted average common share outstanding - Basic and diluted - as reported	$(1.34)

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

Refer to Note 11 for additional disclosures pertaining to the details of our stock option plans, including summaries of stock option activity under each of the plans.

Financial Instruments

The carrying amounts of financial instruments held by us, which include cash equivalents, accounts receivable, and accounts payable, approximate fair value due to the short term nature of these instruments. The carrying values of notes payable and other non-current obligations approximate fair values based upon market rates currently available us.

Concentrations of Credit Risk

We currently sell our products and services primarily throughout North America, with only a small portion (approximately 5%) generated in Europe. We require credit applications from all new customers and establish appropriate credit limits prior to accepting associated purchase orders. We periodically review customer credits (financial condition and/or payment history) and established credit limits. We generally do not require collateral. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical collection experience, factors related to a specific customer's ability to pay and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible. Credit losses have been within management's expectations.

For the year ended December 31, 2007, aggregate revenues from customers located in Europe amounted to $7.7 million or 5% of revenue, while revenues from customers located in North America totaled $138.1 million or 95% of total revenue. For the year ended December 31, 2006, aggregate revenues from customers located in Europe amounted to $3.2 million or 5% of revenue, while revenues from customers located in North America totaled $63.5 million or 95% of total revenue. For the year ended December 31, 2005, aggregate revenues from customers located in Europe amounted to $2.1 million or 6% of total revenue, while revenues from customers located in North America totaled $35.8 million or 94% of total revenue.

For the years ended December 31, 2007 and 2006, no one customer accounted for more than 10% of total revenue. For the year ended December 31, 2005, one customer accounted for 16% of total revenue. As of December 31, 2007 no one customer accounted for more then 10% of total accounts receivable. As of December 31, 2006, one customer represented over 10% of total accounts receivable.

	North America	Europe*	Total

Year Ended December 31, 2007
Revenues	$138,120	$7,655	$145,775
Long-lived Assets, net	41,010	740	41,750

Year Ended December 31, 2006
Revenues	$63,462	$3,170	$66,632
Long-lived Assets, net	22,356	862	23,218

Year Ended December 31, 2005
Revenues	$35,837	$2,098	$37,935
Long-lived Assets, net	8,835	477	9,312

* The geographic breakout by country is not practicable to obtain.

As of December 31, 2007 and 2006, one vendor that the Company purchases products for resale from, accounted for approximately 51% and 18%, respectively, of accounts payable. Management believes other vendors are available that could provide similar products to the Company for resale on comparable terms. A change in vendors, however, could cause a possible disruption of sales if it were to occur.

Our ability to purchase and sell products of our vendors is predicated on our compliance with vendor agreements currently in place. These agreements outline specific terms that, among other things, outline the technical competency requirements of our staff, geographic sales territories, and other certain restrictive conditions. Although we have instituted certain compliance procedures, no assurance can be given that there will not be any violation of specific terms of these agreements. If the company fails to comply with the terms of any of these agreements, our relationship with our vendor(s) could be restricted or even terminated and negatively impact our ability to sell certain products. The loss of our ability to purchase and sell certain products could have a material, negative affect on the company’s revenue and could adversely affect our financial condition. We are currently not aware of any agreements under which we are not compliant.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“SFAS 141(R)”) which will become effective for fiscal periods beginning after December 15, 2008. SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We are currently assessing the impact that the adoption of this statement may have on our consolidated financial statements.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”) which will become effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115.” This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact that adoption of SFAS No. 159 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that the adoption of this statement may have on our consolidated financial statements.

3. Acquisitions

Since February 2005, we have completed six significant acquisitions as part of our strategy to significantly expand the size of our operations from both a financial and geographic standpoint. The primary reasons for the acquisitions included the addition of service offerings in new markets (specifically, increased opportunities to directly market our proprietary software and services), generate growth in the value-added reseller area of our business, develop deeper relationships with major suppliers to our markets, and realize potential operational savings. As the primary reasons for these acquisitions were not related to the tangible assets of the businesses acquired, the purchase prices were in excess of the fair value of the net assets acquired or net liabilities assumed. Goodwill is derived when the net purchase price is greater than the value of the tangible and intangible assets acquired less the liabilities assumed. Goodwill is not expected to be deductible for income tax purposes.

(A) Acquisition of Helio

On August 17, 2007 (the "Helio Closing Date"), we acquired all of the outstanding capital stock of Helio, a provider of IT and secure data center solutions to mid-tier enterprises and Fortune 1000 companies located in San Jose, California pursuant to a Stock Purchase Agreement, dated as of August 14, 2007 (the "Helio Stock Purchase Agreement"). The results of Helio are included in our consolidated financial statements beginning on August 17, 2007.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

The purchase price for Helio was approximately $11.4 million, which consisted of $5.0 million in cash (of which $750,000 was placed in escrow to secure certain indemnification obligations and any required working capital adjustments), the issuance of 6,000,000 shares of our common stock valued at $4,560,000 (based on an average of the closing prices of our common stock during the seven-day periods before and after the acquisition date) and the issuance of a three-year unsecured convertible promissory note in the amount of $770,000 (the "Helio Note") to one of the former Helio shareholders (Refer to Note 9(E)). We also paid investment banking fees and other fees totaling approximately $742,500. In addition, we issued a five-year warrant to our investment banking firm to purchase 600,000 shares of our common stock at a price of $0.80 per share. The warrant was valued at $333,420 using the Black-Scholes model. The Helio Stock Purchase Agreement contains an earn-out provision pursuant to which certain of the former Helio shareholders may receive additional unregistered shares of our common stock and cash based upon Helio achieving certain levels of EBITDA (as defined in the Helio Stock Purchase Agreement). The earn-out provisions provide that the continuing shareholders can earn up to $15 million (we will recover 1,000,000 of the common shares issued at the closing out of any earn-out shares earned before any additional shares are granted) in additional consideration over the next three years based on the achievement of EBITDA greater than a minimum threshold of $2.0 million, $2.5 million and $3.0 million for the first, second and third twelve-month periods after closing, respectively. The amount is payable dollar for dollar up to a maximum amount of $5.0 million per year. However, in the event EBITDA does not exceed the previously mentioned minimum thresholds in any of the next three years, there shall be no earn-out payable for that year. The earn-out is payable 50% in cash and 50% in stock of our company, the number of common shares to be calculated using a price per share of $1.00 in the first year, the greater of $1.00 or 90% of the fair market value of our company’s stock at the beginning of the second year for year two, and the greater of $2.00 or 90% of the fair market value of our company’s stock at the beginning of the third year for year three. There is also a “catchup” adjustment mechanism at the end of the three year period if in any of the three years the shareholders do not receive an earn-out payment as a result of not achieving the minimum EBITDA in that year.

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

 We also entered into a lock-up and voting agreement with certain former shareholders as of the closing date. Under such agreement, the former shareholders agreed not to sell or transfer the shares they received pursuant to the Helio Stock Purchase Agreement until after August 2009, with certain exceptions, as defined in the Helio Stock Purchase Agreement. The former shareholders also agreed to vote at least half of the shares issued and outstanding to them for any resolutions proposed by the Board of Directors, approved by Thomas P. Sweeney III and submitted to a vote by our shareholders.

 The following represents the preliminary purchase price allocation at the date of the Helio acquisition:

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

Cash and cash equivalents	$937,272
Accounts receivable	8,422,699
Other current assets	2,151,191
Property and equipment	3,729,237
Other assets	69,365
Goodwill	8,504,239
Customer relationships (5-year life)	700,000
Current liabilities	(9,582,127)
Capital lease obligation building	(3,489,772)
Other liabilities	(34,999)

Total purchase price	$11,407,105

 The purchase price allocation is not considered final as of the date of this report as we, along with our independent valuation advisors, are still reviewing all of the underlying assumptions and calculations used in the allocation and finalizing any working capital adjustments. However, we believe the final purchase price allocation will not be materially different than presented herein.

 (B) Acquisition of SSI

On September 5, 2007 (the "SSI Closing Date"), we acquired all of the outstanding capital stock of SSI, a provider of IT and secure data center solutions to mid-tier enterprises and Fortune 1000 companies located in Metuchen, New Jersey, pursuant to a Stock Purchase Agreement, dated as of August 31, 2007 (the "SSI Stock Purchase Agreement"). The results of SSI are included in our consolidated financial statements beginning on September 1, 2007.

The SSI stock purchase price was approximately $6.5 million, which consisted of $4.75 million in cash (of which $475,000 was placed in escrow to secure certain indemnification obligations), the issuance of 1,369,863 unregistered shares of our common stock valued at $1,021,918 (based on an average of the closing prices of our common stock during the seven-day periods before and after the acquisition date) and an unsecured promissory note in the amount of $250,000 (the “SSI Note”) to the former owner of SSI (Refer to Note 9(F)). We also paid investment banking and other fees totaling approximately $489,000.

The SSI Purchase Agreement contains an earn-out provision which provides that the former owner can earn up to $3.0 million in additional consideration based on the achievement of EBITDA greater than a minimum threshold of $1.5 million, in each of the three twelve calendar month periods following the closing date and beginning on October 1, 2007. Annual EBITDA must be $2.0 million or greater to achieve full payout in each measurement period. The amount is payable two dollars for each one dollar that EBITDA is in excess of $1.5 million up to a maximum amount of $1.0 million in earn-out per measurement period. However, in the event EBITDA does not exceed $1.5 million in any of one of the individual measurement periods, there shall be no earn-out payable for that particular measurement period. The earn-out is payable 33% in cash and 67% in unregistered shares of common stock of our company and shall be paid within ninety days after the end of the applicable measurement period. The number of shares to be issued shall be determined by dividing two-thirds of the total measurement period earn out payment by the per share fair market value of our common stock. The per share fair market value of our unregistered common stock shall be the average closing price of our common stock, as reported on Bloomberg L.P. on the Principal Market, for the five consecutive trading days ending on the last day of the applicable measurement period.

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

If the aggregate EBITDA over the three measurement periods exceeds $6.0 million dollars, the former owner shall be entitled to receive a bonus earn-out payment equal to 50% of the amount by which aggregate EBITDA over the three measurement periods exceeds $6.0 million dollars. The bonus earn-out payment shall be payable 33% in cash and 67% in shares of common stock of our company. The number of shares of our common stock to be issued shall be determined using the formula described above.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

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

The following represents the preliminary purchase price allocation at the date of the SSI acquisition:

Cash and cash equivalents	$1,451,706
Accounts receivable	4,213,004
Other assets	5,169
Goodwill	4,908,967
Customer relationships (5-year life)	600,000
Current liabilities	(4,664,710)

Total purchase price	$6,514,136

The purchase price allocation is not considered final as of the date of this report as we, along with our independent valuation advisors, are still reviewing all of the underlying assumptions and calculations used in the allocation. However, we believe the final purchase price allocation will not be materially different than presented herein.

(C) Pro Forma Results

The following unaudited pro forma financial information presents our combined results of operations as if the acquisitions of Helio and SSI, as described above, had occurred as of the beginning of the periods presented below. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported by us had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of our future consolidated results of operations or financial condition. Unaudited pro forma results were as follows for the years ended December 31, 2007, 2006 and 2005:

	For the years ended December 31,
	2007	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$222,669,467	$196,445,235	$171,885,735

Loss from continuing operations	(8,181,421)	(18,187,882)	(13,312,808)
(Loss) gain from discontinued operations	(93,409)	16,004,486	(576,746)

Net loss applicable to common shareholders	(10,892,396)	(4,800,962)	(16,507,120)

Net (loss) income per share - basic and diluted, pro forma:
From continuing operations	$(0.45)	$(1.00)	$(0.81)
From discontinued operations	-	0.77	(0.02)

Total net loss per share-basic and diluted, pro forma	$(0.45)	$(0.23)	$(0.83)

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

(D) Acquisition of NST

On April 13, 2006 (the "NST Closing Date"), we acquired all of the outstanding capital stock of NST, a value-added reseller of storage and networking products and services located in Chicago, Illinois, pursuant to a Stock Purchase Agreement, dated as of the NST Closing Date (the "NST Stock Purchase Agreement"). The results of operations of NST are included in our consolidated financial statements beginning on April 1, 2006.

The consideration paid for NST was approximately $8.3 million, which consisted of $5.5 million in cash, the issuance of 1,034,483 shares of our common stock valued at $1,304,483 (based on an average of the closing prices of our common stock during the seven-day periods before and after the acquisition date) and the issuance of a two-year unsecured promissory note in the amount of $1.5 million (the "NST Note"). (Refer to Note 9(B)). In addition, the NST Stock Purchase Agreement contains an earn-out provision pursuant to which Transitional Management Consultants, Inc. ("TMC"), a newly-formed corporation owned by the former NST shareholder, may receive additional unregistered shares of our common stock based upon certain levels of EBITDA (as defined in the NST Stock Purchase Agreement) achieved by NST during the twenty-four month period ending March 31, 2008. The maximum number of shares issuable under the earn-out is 1,120,690 shares (subject to customary adjustments for stock splits, stock dividends and similar transactions) if NST’s EBITDA is $4 million or greater during such period and provided certain other conditions are met. In addition, TMC's right to receive the earn-out described above is subject to the continued performance of consulting services by the former shareholder through TMC to us through March 31, 2008, with certain exceptions set forth in the NST Stock Purchase Agreement. If the services terminate prior to such date, TMC may under certain circumstances receive a pro-rated portion of the earn-out amount. We expect that the full amount of shares issuable under the earn-out provision will be earned on the two year anniversary date and will be issued soon thereafter. The cash required for the acquisition was provided by additional borrowings under our existing line of credit and two newly-issued term notes from Laurus Master Fund, Ltd. (“Laurus”) (Refer to Note 9(A)).

Concurrently with the consummation of the acquisition, we granted certain registration rights to the former owner and TMC with respect to the shares of our common stock issued in the acquisition and the shares issuable under the earn-out provision contained in the NST Stock Purchase Agreement. Pursuant to the registration rights agreement, at any time after April 13, 2008, the holder has a demand registration right to require us to register under the Securities Act such shares of our common stock issued in the acquisition. The agreement also provides that, after April 13, 2008, the holder shall have 'piggy-back' registration rights with respect to such shares.

We also entered into a lock-up agreement with the former shareholder. Under such agreement, the former shareholder agreed not to sell or transfer the shares he received pursuant to the NST Stock Purchase Agreement until after April 13, 2008, with certain exceptions, as defined in the NST Stock Purchase Agreement.

In connection with the consummation of the acquisition, we entered into a consulting and subcontractor agreement (the "Consulting Agreement") with TMC under which TMC is to provide consulting services to us relating to the business of NST and is to receive a monthly fee of $24,251. The agreement has a two-year term and provides that TMC may terminate the agreement for any reason upon 30 days prior written notice and that we may terminate the agreement, for cause (as defined in the Consulting Agreement), at any time upon written notice to TMC. These monthly payments are same recorded as expense. In addition, TMC has the right to earn an annual cash bonus based upon certain levels of EBITDA (as defined in the Consulting Agreement) achieved by NST during the twelve 12 months ended March 31, 2007 and 2008. The maximum annual bonus amount is equal to $150,000 plus 25% of the amount by which EBITDA exceeds $2 million during the relevant annual period. TMC's right to receive the bonus described above is subject to the continued performance of consulting services by TMC to us through the end of each such period, with certain exceptions. A total of $150,000 was paid to TMC under the consulting agreement during 2007 and recorded as additional purchase price of NST, based on the relevent facts and circumstances pertaining to the agreement to provide consideration to TMC based on the future earings of NST. We consider factors involving terms of continuing employment, reasons for contingent payment provisions and the formula used for determining contingent consideration. We expect that A total of the full bonus will be achieved for the period ending March 31, 2008.

In connection with our acquisition of NST, we paid investment banking fees to a third party of $475,000 and legal fees and other costs of approximately $100,000.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

The following represents the final purchase price allocation:

Cash and cash equivalents	$885,555
Accounts receivable	3,305,963
Other current assets	30,885
Property and equipment	136,036
Goodwill	7,620,378
Customer relationships (5-year life)	1,500,000
Current liabilities	(4,465,537)

Total purchase price	$9,013,280

(E) Acquisition of Tactix

On September 5, 2006 (the "Tactix Closing Date"), we acquired all of the outstanding capital stock (the "Tactix Stock") of Tactix, a value-added reseller of information technology products and services, headquartered in Portland, Oregon. The acquisition was effected pursuant to a Stock Purchase Agreement, effective as of September 5, 2006 (the "Stock Purchase Agreement"), by and between our company and the stockholders of Tactix (collectively, the "Sellers"). The results of operations of Tactix are included in our consolidated financial statements beginning on September 1, 2006.

The consideration paid for the Tactix Stock was approximately $3.6 million, of which approximately $3.2 million was paid in cash on the Tactix Closing Date and $360,000 was paid pursuant to a working capital adjustment to the Sellers, pro rata, following the Tactix Closing Date.

In connection with our acquisition of Tactix, we paid investment banking fees to a third party of $300,000 and legal fees and other costs of approximately $40,000.

The following represents the final purchase price allocation:

Cash and cash equivalents	$915,005
Accounts receivable	2,502,508
Property and equipment	86,370
Goodwill	3,560,798
Customer relationships (5-year life)	515,600
Other non-current assets	28,322
Current liabilities	(3,664,161)

Total purchase price	$3,944,442

(F) Acquisition of Star

On February 18, 2005 (the “Star Closing Date”), we acquired all of the outstanding capital stock of Star. The acquisition was effected pursuant to an Agreement and Plan of Merger (the “Star Merger Agreement”). The results of operations of Star are included in our consolidated financial statements beginning on February 18, 2005.

Pursuant to the Star Merger Agreement, the purchase price consisted of (i) a cash payment of $1,500,000, (ii) the issuance of 1,261,756 unregistered shares of our common stock valued at $3,136,364 (based upon the market price three days before and after the acquisition date) and (iii) the issuance of an unsecured convertible promissory note for $2,500,000 (the “Star Note”) (Refer to Note 9(D)). We entered into a consulting agreement with the seller pursuant to which we agreed to pay consulting fees in the amount of $500,000 which was included as part of the purchase price. We paid approximately $400,000 in investment banking fees associated with the transaction. Of the 1,261,756 shares of our common stock issued to the former shareholder of Star, 1,135,580 were subsequently returned to us following the settlement of a dispute with the former shareholder of Star. (Refer to Note 9(D)).

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

The following represents the purchase price allocation:

Cash and cash equivalents	$1,597,498
Other current assets	824,998
Property and equipment	20,909
Other assets	7,005
Goodwill	6,177,686
Customer relationships (5-year life)	540,000
Current liabilities	(1,473,088)

Total purchase price	$7,695,008

As a result of the goodwill impairment test we completed in the fourth quarter of 2005 in accordance with SFAS 142, the amount allocated to goodwill was considered impaired and an impairment loss of $4.2 million was charged to income in the fourth quarter of 2005.

(G) Acquisition of PWI

On March 30, 2005 (the “PWI Closing Date”), we acquired all of the outstanding capital stock of PWI. The acquisition was effected pursuant to a Stock Purchase Agreement, dated as of the PWI Closing Date (the “PWI Stock Purchase Agreement”). The results of PWI are included in our consolidated financial statements beginning on April 1, 2005.

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

The following represents the purchase price allocation:

Cash and cash equivalents	$74,297
Other current assets	7,009,601
Property and equipment	173,610
Other assets	28,010
Goodwill	3,831,534
Customer relationships (5-year life)	310,000
Current liabilities	(6,877,351)
Other liabilities	(64,564)

Total purchase price	$4,485,137

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

In March 2007, we executed a Settlement Agreement (the “Agreement”) between us and the former PWI shareholders related to certain assets and liabilities that existed at the PWI Closing Date. As part of the acquisition of PWI in March 2005, we acquired receivables amounting to $453,114 from certain companies affiliated with the former PWI shareholders. Of this total, $70,000 was to be paid not later than May 15, 2005 and the remainder by March 31, 2006. We did not receive payment by either date, and as a result, a provision for doubtful accounts has been recorded against these receivables as of December 31, 2006. In addition, the former PWI shareholders were obligated by the PWI Stock Purchase Agreement to indemnify us against certain liabilities in excess of an agreed amount that might arise after the PWI Closing Date. Subsequent to that date, $82,149 was due to us under the indemnification provisions of the Incentra Stock Purchase Agreement.

In full settlement of these amounts and pursuant to the Agreement, in March 2007 the former PWI shareholders returned to us, 275,000 shares of our common stock issued to them as part of the purchase price of PWI. The Agreement provides that the former PWI shareholders are obligated to repurchase some or all of the shares at a price of $2.25 per share by March 9, 2008 in the event the former PWI shareholders successfully prevail in a litigation matter that arose in a separate company that they owned. There were certain conditions that were required then, that allowed them to buy the stock back prior to March 9, 2008. This requirement has expired subsequent to December 31, 2007. The former PWI shareholders have the option, but are not obligated, to purchase up to 275,000 shares at a price of $2.25 per share until March 2010. Mutual releases were executed as part of the Agreement.

4. Sale of Front Porch Digital, Inc. and Discontinued Operations

On July 31, 2006, we sold substantially all of the assets of our broadcast and media operations, Front Porch, to FPD Acquisition Corporation, a newly-formed Delaware corporation ("FPD"), and 1706045 Ontario Limited, an Ontario corporation ("Ontario" and collectively with FPD, the "Buyers"), each owned by Genuity Capital Management Services, Inc., pursuant to the terms of the Purchase Agreement (the "Purchase Agreement"), dated as of July 31, 2006, among our company, Incentra of CO and the Buyers. The material assets owned and operated by Front Porch, all of which were transferred to the Buyers in the sale, included, without limitation, all of the outstanding capital stock of Front Porch International SAS, its wholly-owned French subsidiary, its DIVArchive and Bitscream software and all intellectual property rights associated with that software and all tangible personal property, contracts and accounts receivable relating to Front Porch’s business.

The purchase price was $33 million. Of such purchase price, $30.5 million was received in cash at the closing and $2.5 million was placed in escrow for one year to secure payment of any indemnification claims (as defined in the Purchase Agreement) the Buyers may have against us following the closing. In June 2007, $1.5 million plus accrued interest, was released from escrow. The remaining $1.0 million plus additional accrued interest, was collected during October 2007.

In addition to the purchase price payable at the closing, we may receive up to $5.0 million pursuant to an earn-out provision. Under the terms of the earn-out, we are entitled to receive an amount equal to 5% of Front Porch's gross software sales, net of customer discounts, for each of the years ending December 31, 2006, 2007 and 2008, not to exceed $5.0 million in the aggregate. We have accrued and included in other current assets $0.7 million under this earn-out provision at December 31, 2007.

A gain of approximately $15.4 million was realized on the sale after expenses and fees of approximately $3.5 million and a provision for income taxes of $0.3 million.

The operating results from discontinued operations for the years ending December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Total revenues	$-	$9,444,577	$12,897,308
Cost of revenues	-	3,357,505	4,723,376
Gross profit	-	6,087,072	8,173,932
Operating expenses	-	5,510,702	8,626,919
Operating income (loss)	-	576,370	(452,987)
Other (loss) income	(93,409)	52,102	345,275
(Loss) income before income taxes	(93,409)	628,472	(107,712)
Income tax expense	-	-	(469,034)
Net (loss) income	$(93,409)	$628,472	$(576,746)

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

5. Property and Equipment

Property and equipment consisted of the following as of December 31, 2007 and 2006:
	2007	2006
Computer equipment	$5,469,465	$5,258,510
Software	2,195,460	2,078,616
Building and equipment held under captial lease	6,063,289	1,234,163
Leasehold improvements	147,576	119,540
Vehicles	69,114	-
Office furniture and equipment	230,084	185,192
	14,174,988	8,876,021
Less accumulated depreciation	6,973,961	5,811,857
Total	$7,201,027	$3,064,164

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $1.7 million, $1.5 million and $1.4 million, respectively.

As of December 31, 2007 and 2006, there was $0.9 million and $0.3 million of accumulated depreciation relating to assets held under capital lease, respectively.

6. Intangible Assets

Intangible assets consist of acquired customer relationships/bases which are being amortized over five-year terms and are as follows as of December 31, 2007 and 2006:

	2007	2006
Gross carrying amount	$4,165,600	$2,865,600
Less accumulated amortization	1,213,077	564,333

Total	$2,952,523	$2,301,267

Amortization expense of customer relationships for the years ended December 31, 2007, 2006 and 2005 was $0.6 million, $0.4 million and $0.9 million, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

Year ending December 31:
2008	$815,940
2009	815,940
2010	674,928
2011	420,936
2012	224,779

Total	$2,952,523

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

7. Accrued Expenses and Other

Accrued expenses and other consist of the following as of December 31, 2007 and 2006:

	2007	2006
Wages, benefits and payroll taxes	$4,393,219	$2,753,587
Professional fees	163,564	280,492
Customer deposits	61,911	364,796
Taxes, other than income taxes	1,434,077	738,210
Deferred rent	219,657	143,490
Due to shareholders of acquired companies	302,584	233,567
Interest payable	374,380	145,564
Other accrued payables	915,750	902,448

Total	$7,865,142	$5,562,154

8. Commitments and Contingencies

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

We have employment agreements with certain executives that provide for up to one year of salary and prorated bonus upon termination with us.

We lease facilities and equipment under non-cancelable capital and operating leases. Rental expense relating to operating leases was $1.6 million, $1.1 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Certain of the operating lease agreements have renewal provisions, which range from month to month to 84-month terms.

With our acquisition of Helio in August 2007, we assumed a liability for Helio’s office facilities in Santa Clara, California. The building was recorded under a capitalized lease arrangement with a remaining liability of $3.5 million outstanding as of the Helio acquisition date. The lease is payable in monthly installments at an implicit interest rate of 13% and expires in December 2017. The total lease liability outstanding as of December 31, 2007 was $3.5 million, of which, $0.5 million is due within one year.

In December 2007, we entered into a capital lease agreement to lease various pieces of equipment from an outside-party. The lease requires 20 monthly payments of principal and interest of $35,683, beginning in December 2007, with final payment being due in July 2009. The total lease liability outstanding as of December 31, 2007 was $0.6 million, of which, $0.4 million is due within one year.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

In November 2003, we entered into a capital lease line of credit agreement (the "Lease Line") for $1,500,000 with a third-party lender. Subsequent to that date, we entered into four amendments to the Lease Line which enabled us to draw an additional $2.0 million in total on the line for purchases through December 31, 2007. The amendments also grant to us a call option to purchase the equipment from the lessor. The terms of the Lease Line (as amended) are for lease terms of 12-15 months with interest rates of 15%. The total lease liability outstanding as of December 31, 2007 was $0.4 million, of which, all is due within one year.

Future minimum lease payments as of December 31, 2007 are as follows:

	Capital	Operating
Year ending December 31:
2008	$1,295,782	$1,396,628
2009	812,977	1,113,043
2010	559,936	787,655
2011	586,299	397,692
2012	675,763	332,670
Thereafter	3,876,612	604,634
Total minimum lease payments	7,807,369	$4,632,322

Less amounts representing interest	(3,340,492)

Present value of minimum lease payments	$4,466,877

9.  Notes Payable and Other Long-Term Obligations

The following is a summary of our notes payable and other long-term obligations as of December 31, 2007 and 2006:

	2007	2006
Laurus revolving line of credit (A)	$14,639,700	$5,378,114
Laurus convertible note (A)	-	1,108,254
2007 term note (A)	9,466,667	-
Incentra MW note (B)	175,926	873,645
Convertible notes (C)	850,000	1,228,392
Helio note (E)	712,500	-
SSI note (F)	230,628	-
Other obligations	41,212	28,772
	26,116,633	8,617,177
Less current portion	16,879,609	7,816,156

Non-current portion	$9,237,024	$801,021

Future minimum payments as of December 31, 2007, excluding any discounts, are as follows:
Year ending December 31:
2008	$3,370,795
2009*	19,471,940
2010	6,857,343
2011	11,229
2012	-
Thereafter	-

Total	$29,711,307

* The total outstanding balance on the Laurus revolving line of credit of $14.6 million, is classified as current pursuant to EITF 95-22, as discussed below.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

(A) Laurus Convertible Note, Line of Credit and 2007 Term Note

   On February 6, 2006, we entered into a security agreement with Laurus pursuant to which Laurus agreed to provide us with a non-convertible revolving credit facility of up to $10 million (the "2006 Facility"). The term of the 2006 Facility is three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the prime rate plus 1%, subject to a floor of 7%. Included in the loss on early extinguishment of debt for the year ended December 31, 2006, was $1.2 million related to the refinancing of the prior revolving credit facility. In June 2007, the available revolving credit line on the 2006 Facility was increased from $10 million to $15 million. In consideration for the increase, we issued Laurus a common stock purchase warrant to purchase 360,000 shares of our common stock at an exercise price of $0.01 per share. The warrant was valued at $343,000 using the Black-Scholes model and is being amortized to earnings as additional interest expense over the term of the debt (through February 2009). On December 28, 2007, the available revolving credit line on the 2006 Facility was increased from $15 million to $20 million. In consideration for the increase, we issued Laurus a common stock purchase warrant to purchase 350,000 shares of our common stock at an exercise price of $0.01 per share and the interest rate was changed to a fixed rate of 10%. Pursuant to a Registration Rights Agreement dated as of December 28, 2007, between us and Laurus, we are obligated to file a registration statement on or before April 11, 2008 to register the resale of the shares of our common stock underlying the warrant and use our best efforts to have the registration statement declared effective not later than June 25, 2008. The warrant was valued at $329,000 using the Black-Scholes model and is being amortized to earnings as additional interest expense over the term of the debt (through February 2009). As of December 31, 2007 and 2006, outstanding borrowings under the 2006 Facility were $15.7 million ($14.6 million net of debt discounts) and $6.3 million ($5.4 million net of debt discounts), respectively. We had $4.3 million of available borrowings under the 2006 Facility as of December 31, 2007.

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

On March 31, 2006, we consummated a private placement with Laurus pursuant to which we issued to Laurus a secured term note which was due May 31, 2009 in the principal amount of $1,750,000 (the "2006 Term Note") and a secured convertible term note which was due May 31, 2009 in the principal amount of $1,500,000 (the "2006 Convertible Note"). The 2006 Term Note was repaid on July 31, 2006. On August 17, 2007, we entered into a new financing agreement with Calliope Capital Corporation, an affiliate of Laurus, in which we issued a $12 million promissory note (the “2007 Term Note”). Proceeds from the 2007 Term Note were used to pay off the $932,000 balance outstanding on the 2006 Convertible Note as of August 17, 2007, as well as to fund the acquisitions of Helio and SSI (see Note 3(A) and 3(B)). The 2007 Term Note bears interest at the prime rate plus 2.0%, subject to a floor of 10% (10% at December 31, 2007), and initially required four months of interest only payments followed by twenty-six monthly principal payments of $285,714 commencing on February 1, 2008 with any remaining unpaid principal and interest due on July 31, 2010. On December 28, 2007, we entered into a letter agreement that amended the terms of the 2007 Term Note to defer certain monthly principal payments of $285,714. Originally scheduled to begin February 1, 2008, these monthly payments will now begin June 1, 2008, thereby deferring $1,142,857 from 2008 until the maturity date of July 31, 2010. In connection with the 2007 Term Note, we issued to Laurus, a warrant to purchase 3,750,000 shares of our common stock at a price of $0.01 per share, expiring July 31, 2027. The warrant was valued at $2,850,000 using the Black-Scholes model and is being amortized to earnings as additional interest expense over the term of the debt. We also paid $415,000 in loan fees on the 2007 Term Note. These fees are also being amortized over the term of the note.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

   In connection with our financings with Laurus, we have issued to Laurus, warrants to purchase up to 6,133,857 shares of our common stock at prices ranging from $.001 to $5.00 per share. The warrants expire between May 1, 2008 and July 31, 2027. In addition, an option to purchase 1,071,478 shares of our common stock at $.001 per share was issued to Laurus in connection with the 2006 Facility. The option expires in February 2026. During August 2007, Laurus exercised 860,858 options. Using the Black-Scholes model, the value of all warrants and the option issued to Laurus approximated $5.2 million, which is being amortized to earnings as additional interest expense over the term of the related indebtedness. The unamortized balance of these deferred costs was $3.6 million and $1.1 million at December 31, 2007 and December 31, 2006, respectively. Borrowings outstanding at December 31, 2007 and 2006 are reported net of the deferred financing costs associated with these borrowings.

    Our indebtedness to Laurus is collateralized by substantially all of our assets and is accompanied by substantially similar agreements governing registration rights, standard events of default provisions, typical remedies available to Laurus in the event of default, restrictions on the payment of dividends and other provisions standard in these types of arrangements.

(B) NST Note

Pursuant to the NST Stock Purchase Agreement discussed in Note 3(D), we issued an unsecured promissory note for $1,500,000 to the selling stockholder of NST (the "NST Note") which is payable in eight installments and matures on March 1, 2008.

The NST Note accrues interest at an annual rate of 0.5%. The NST Note was discounted by $109,300 to reflect a fair value rate of interest of 8.75%. The note required eight equal quarterly payments of principal and interest in the amount of $190,190. As of December 31, 2007, seven such payments were made. Subsequent to December 31, 2007, we paid all remaining principal and interest on the note on March 1, 2008.

(C) Convertible Notes

In May and June 2006, we entered into a Note Purchase Agreement (the "Purchase Agreement") with twelve accredited individual investors and three institutional investors (collectively, the "Purchasers"), pursuant to which we issued and sold unsecured convertible term notes (the "Convertible Notes") in the aggregate principal amount of $2,410,000. Of this amount, $1,060,000 was repaid to the twelve accredited investors in September 2006, along with accrued interest of $34,535 and prepayment penalties amounting to $84,800 were paid in stock.

   The remaining Convertible Notes have a principal amount of $1,350,000, bear interest at an annual rate of 12% (subject to certain adjustments) and had initial maturity dates in June and July 2007.   During July 2007, the maturity dates were extended to December 31, 2007. All other terms of the Convertible Notes remain unchanged. On December 31, 2007, we made a principal payment of $500,000 reducing the outstanding balance to $850,000. Subsequent to December 31, 2007, we paid the remaining outstanding balance on the Convertible Notes of $850,000, in January 2008.

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

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

(D) Star Note

As part of the acquisition of Star in February 2005, we issued an unsecured convertible promissory note for $2,500,000 to the selling stockholder of Star (the "Star Note") that was payable in ten installments and matured on August 1, 2007. The Star Note provided that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default. On August 1, 2005, we elected not to make a scheduled payment due under the Star Note after we identified significant required post-closing adjustments to the purchase price for the assets of Star and, consequently, the principal amount of the Star Note. Our failure to make the scheduled payment and any subsequent payments constituted an event of default.

On July 28, 2006, we entered into a Letter Agreement, as amended on July 31, 2006, with the former principal stockholder of Star, pursuant to which we settled all claims and disputes with the former principal stockholder that arose from our claimed adjustment of the purchase price paid in connection with our acquisition of Star in February 2005. Pursuant to the Letter Agreement, as amended, we paid the former principal stockholder $2,380,000, of which $505,000 was paid upon execution of the Letter Agreement and $1,875,000 was paid on August 2, 2006. As part of the settlement, the former principal stockholder returned to us all of the 1,135,580 shares of our common stock issued to him in the acquisition and cancelled the $2.5 million promissory note issued to him in February 2005. The shares returned to us were retired at par value and are no longer outstanding. The shares returned were accounted for as a capital transaction and accordingly, no gain was recorded in connection with the return of these shares.

(E) Helio Note

Pursuant to the Helio Stock Purchase Agreement discussed in Note 3(A), we issued an unsecured convertible promissory note for $770,000 to a selling shareholder of Helio. The Helio Note bears interest at 8.0% and is payable in twelve equal quarterly installments of principal and interest of $79,800, the first payment which was made November 14, 2007, and maturing on August 14, 2010. The Helio Note allows the shareholder to convert, at any time, the remaining principal balance into shares of our common stock at a price of $1.00 per share (which exceeded the market price of our common stock on the date the note was issued). The Helio Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the Helio Note). Any outstanding balance on the Helio Note can be prepaid, without penalty, at any time.

(F) SSI Note

Pursuant to the SSI Stock Purchase Agreement discussed in Note 3(B), we issued an unsecured promissory note for $250,000 to the selling shareholder of SSI. The SSI Note bears interest at 5.25% and is payable in twelve equal quarterly installments of principal and interest of $22,653, the first payment which was made December 1, 2007, and maturing on September 1, 2010. The SSI Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the SSI Note). Any outstanding balance on the SSI Note can be prepaid, without penalty, at any time.

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

The Series A Preferred shares are convertible at any time upon written notice to us into shares of common stock on an approximately three-for-one basis. So long as at least 500,000 originally issued shares of Series A Preferred are outstanding, the holders of Series A Preferred shares have the right to appoint three directors to our Board of Directors. On or after August 18, 2008, the holders of at least 80% of the Series A Preferred shares may elect to have us redeem the Series A Preferred shares for a price equal to the greater of (i) the original issue price of $12.60 per share ($31.5 million in the aggregate) plus accrued dividends, to the extent dividends are declared by us, or (ii) the fair market value of the number of shares of common stock into which such shares of Series A Preferred are convertible. As the carrying value of the Series A Preferred shares is less than the redemption amount, we are accreting the difference so that the carrying value will equal the redemption amount of $31.5 million at the earliest date the holders can elect to redeem the shares. Other material terms of the Series A Preferred shares include a preference upon liquidation or dissolution of our company, weighted-average anti-dilution protection and pre-emptive rights with respect to subsequent issuances of securities by us (subject to certain exceptions).

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future. Our agreements with Laurus prohibit the declaration or payment of dividends on our common stock unless we obtain their written consent. Furthermore, the terms of our Series A Preferred stock provide that, so long as at least 250,000 shares of our originally issued shares of Series A Preferred stock are outstanding, we cannot declare or pay any dividend without having obtained the affirmative vote or consent of at least 80% of the voting power of our shares of Series A Preferred stock.

11. Employee Stock Option Plans

As of December 31, 2007, we currently have three equity incentive plans. One plan was established by us in 2006 (the Incentra Solutions, Inc. 2006 Stock Option Plan or the “2006 Plan”), one plan that was originally established by us in 2000 (the “2000 Plan”) and one that was originally established by Incentra of CO (the “Incentra of CO Plan”). Each of these plans is described below. Except as set forth in an individual agreement, none of our plans contain any provisions for the acceleration of vesting of options in the event of a change of control of our company or for cancellation and reissuance of options previously granted.

In January 2008, the Board of Directors approved the 2008 Equity Incentive Plan (the "2008 Plan"). Under the 2008 Plan, which is subject to stockholder approval, the Company is to reserve an aggregate of 4,000,000 shares of common stock exclusively for issuance. In addition, in January 2008, the Board of Directors approved an employee stock purchase plan (the "2008 ESSP"). Under the 2008 ESSP, which is subject to stockholder approval, the Company is to reserve 1,000,000 shares of common stock exclusively for issuance.

The 2006 Plan and the 2000 Plan

The 2006 Plan and the 2000 Plan provide for the granting of options to key employees, officers and certain individuals to purchase shares of our common stock. We currently have reserved 1,750,000 and 2,262,500 shares of common stock, respectively, for issuance under the 2006 Plan and the 2000 Plan. Both plans provide for awards with a maximum term of 10 years and provide for the grant of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and non-statutory stock options. In addition, the 2000 Plan provides for the granting of non-statutory stock options, stock appreciation rights and restricted stock awards. Both plans are administered by our Board of Directors.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

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

Options granted under the plans may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than 10% of the voting power of the our common stock) and generally vest over a three-year period, 33.3% per year. Options generally terminate three months after the termination of employment for any reason other than death, disability or retirement, and are not transferable by the employee other than by will or the laws of descent and distribution.

Under the 2000 Plan, we have granted nonqualified stock options to certain employees with an exercise price below market at the date of grant. The options vested immediately or contained accelerated vesting, or vest on a graded scale over three years, 33.3% per year, beginning on the first anniversary of the grant date, and are exercisable for a period of three to ten years. We have also granted nonqualified stock options to certain directors and consultants. These options have been granted with an exercise price at or below market at the date of the grant, vest immediately, and are exercisable for a period of not more than ten years.

The 2000 Plan also provides for grants of stock appreciation rights (“SARs”), which entitle a participant to receive a cash payment, equal to the difference between the fair market value of a share of common stock on the exercise date and the exercise price of the SAR. The exercise price of any SAR granted under the 2000 Plan will be determined by the Board of Directors at its discretion at the time of the grant. SARs granted under the 2000 Plan may not be exercisable for more than a ten-year period. SARs generally terminate one month after the termination of the grantee’s employment for any reason other than death, disability or retirement.

Restricted stock awards, which are grants of shares of common stock that are subject to a restricted period during which such shares may not be sold, assigned, transferred, made subject to a gift, or otherwise disposed of, or mortgaged, pledged or otherwise encumbered, may also be made under the 2000 Plan.

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

The maximum number of shares of unregistered common stock available for issuance to eligible employees, consultants, and directors of the Company under the Incentra of CO Plan pursuant to options previously granted is 171,800 at December 31, 2007. Options to purchase our unregistered common stock are exercisable at a price as determined by the Board of Directors at the time the options were granted. Under the terms of the Incentra of CO Plan, no incentive stock options may be exercised more than 10 years from the date of grant, or in the event an employee owns more than 10% of our common stock, the incentive stock options may not be exercised more than five years from the date of grant. Options generally vested over a four-year period, 25% per year, commencing on the one-year anniversary of the grant and/or the employee hire date. Unless terminated or otherwise canceled under the plan provisions, the contractual life of all such options is no greater than ten years. Upon our adoption of SFAS 123R on January 1, 2006, substantially all outstanding options under The Incentra of CO Plan were fully vested.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

A summary of all activity in the three employee Stock Option Plans is as follows:

		Weighted
	Number	average
	of options	exercise price
Balance, January 1, 2005	2,048,661	$2.91
Granted	456,450	1.62
Exercised	(454)	0.30
Forfeited	(71,105)	2.18
Balance, December 31, 2005	2,433,552	2.70
Granted	1,567,111	1.25
Exercised	(458)	0.32
Forfeited	(716,405)	2.02
Balance, December 31, 2006	3,283,800	1.91
Granted	1,305,700	0.91
Exercised	(41,566)	0.32
Forfeited	(599,760)	1.97
Balance, December 31, 2007	3,948,174	$1.59

	Outstanding options			Exercisable options
		Weighted			Weighted
		average			average
		remaining	Weighted	Shares	remaining	Weighted
	Shares under	contractual	average	currently	contractual	average
Exercise price	option	life (years)	exercise price	exercisable	life (years)	exercise price
$0.01 - $1.00	1,177,966	8.99	$0.79	163,966	5.12	$0.32
$1.01 - $2.00	1,471,640	8.49	1.21	479,339	8.25	1.25
$2.00 - $3.00	1,243,600	6.53	2.72	1,238,633	6.53	2.72
$3.00 +	54,968	6.76	3.21	53,796	6.77	3.21
	3,948,174	8.00	$1.59	1,935,734	6.84	$2.17

			Weighted
		Weighted	average
	Number	average	grant date
	of options	exercise price	fair value
Non-vested options, January 1, 2007	1,808,802	$1.54	$1.76
Granted	1,305,700	0.91	0.73
Vested	(699,843)	1.79	1.45
Forfeited	(402,219)	1.53	1.26

Non-vested options, December 31, 2007	2,012,440	$1.03	$0.84

As of December 31, 2007, there was a total of $1.0 million in unrecognized compensation expense related to the non-vested, share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.14 years. The total fair value of shares vested during the years ended December 31, 2007 and 2006 were approximately $1.0 million and $0.3 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2005 and 2006 were $0.73 and $1.07 per option, respectively. The intrinsic value of vested options and options expected to vest was not material at December 31, 2007. The total intrinsic value of options exercised was also not material for the years ended December 31, 2007, 2006 and 2005.

During the fourth quarter of 2006, we accelerated the vesting of 224,218 options issued to certain former employees of Front Porch. In addition, we modified the terms of 493,410 options issued to certain former employees of Front Porch from a post termination exercise period of 90 days to 365 days from the date of sale of Front Porch. This acceleration and modification of terms was accounted for in accordance with SFAS 123R, resulting in additional expense of $0.4 million being recorded during the fourth quarter of 2006, which is included as a reduction in the gain from the sale of discontinued operations. All options expired without being exercised.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

12. Warrants

In determining the fair value of warrants granted in 2006 and 2005, we utilized the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 4.82%, expected volatility of 113%, and expected lives of seven years. All warrants granted in 2007 had an exercise price of $0.01 and therefore the fair value was determined as the difference between the market price of our common stock at the grant date and the exercise price. All warrants outstanding at December 31, 2007 are exercisable.

At December 31, 2007, we had the following warrants outstanding for the purchase of our common stock:

		Weighted
		average
	Total	remaining	Weighted
	Warrants	contractual	average
Exercise price	Outstanding	life (years)	exercise price
$0.001 - $0.01	4,898,131	19.42	$0.01
$0.8 - $1.40	1,330,688	3.72	1.11
$2.60 - $5.00	1,330,350	3.93	3.56
	7,559,169	13.93	$0.83

At December 31, 2007, we had the following warrants outstanding for the purchase of our Series A Convertible Preferred Stock:

		Number of	Exercise
Description	Expiration Date	Shares Issuable	Price
Issued to lease holder in connection with equipment lease facility	November 20, 2010	6,954	$6.02
Issued in exchange for services in financing transaction	January 10, 2008	26,075	10.35

Total warrants outstanding		33,029

13. Employee Contribution Plan

We sponsor a 401(k) Savings Plan (the “Plan”). The Plan is a defined contribution plan for all of our regular domestic employees who have attained at least 18 years of age. Employees who meet these requirements may become a participant in the Plan on the first day of the following month after meeting the eligibility requirements.

Participants may elect to make contributions ranging from 1% to 100% of their eligible compensation, subject to limitations based on provisions of the Internal Revenue Code. In May 2007, we began matching employee contributions at 100% of the first 25% contributed. The amount is equal to a percentage determined annually by a Board of Directors’ resolution. For the year ended December 31, 2007, our total matching contributions were $151,000.

Employee contributions are 100% vested. Contributions made by us are subject to the following vesting schedule: Up to one year of service, 40% vested; two years of service, 80% vested; three or more years of service, 100% vested, with grandfathering for prior service with Incentra and any other acquired company.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

14. Related-Party Transactions

Our Chairman of the Board and Chief Executive Officer (the “CEO”) is the founder and managing partner of Equity Pier, LLC (“Equity Pier”). We leased office space from Equity Pier in 2007, 2006 and 2005. Total costs incurred under the leasing arrangement and associated expenses (utilities, supplies and insurance) in 2007, 2006 and 2005 amounted to $206,321, $208,574 and $190,178, respectively.

15. Income Taxes

The domestic and foreign components of loss before income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Domestic	$(9,199,115)	$(18,837,636)	$(13,648,811)
Discontinued operations	(93,409)	16,327,807	(107,712)

Total	$(9,292,524)	$(2,509,829)	$(13,756,523)

For the year ended December 31, 2007, we did not record any income tax expense for discontinued operations. For the years ended December 31, 2006 and 2005, we recorded income tax expense of $323,321 and $469,034, respectively, related to discontinued operations. For 2006, the expense was solely related to the gain on the sale of the discontinued operations. We did not record any income tax expense related to continuing operations for 2007, 2006 or 2005.

The income tax provision of $323,321 for the year ended December 31, 2006 was classified as a current payable. For the year ended December 31, 2005, we recorded deferred foreign income tax expense of $469,034 related to our French subsidiary, which is included in discontinued operations.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for the years before 1996, due to the passage of time under statute.

The reconciliation between the federal statutory tax rate and the effective tax rate on losses from continuing operations for 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Expected tax benefit of federal stautory rate	(34.00)%	(35.00)%	(35.00)%

Increase (reduction) resulting from:
State taxes, net of federal benefit	(5.50)%	(4.23)%	(2.45)%
Effect of permanent differences	6.00%	5.00%	17.66%
Valuation allowance and other	33.50%	34.23%	19.79%

Effective income tax rate	0.00%	0.00%	0.00%

At December 31, 2007, approximately $100.7 million of federal and $84.9 million of state operating loss carryforwards were available to offset future taxable income through the year 2027. These net operating loss carryforwards begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. As a result of a private placement in 2003 and a reverse acquisition in 2004, and subsequent acquisitions in 2005, 2006 and 2007, there may be impairments or limitations on the utilization of our net operating loss carry forwards in certain circumstances.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

A deferred tax liability or asset (net of a valuation allowance) is provided for in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

Significant components of our deferred tax assets and liabilities for federal and state income taxes consist of the following as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
Accrued liabilities and other	$854,187	$595,719
Allowance for bad debt	150,471	280,658
Stock-based compensation	537,456	1,067,119
Intangible assets	21,531	-
Net operating loss carryforwards	39,127,278	38,797,565

Gross deferred tax assets	40,690,923	40,741,061

Deferred tax liabilities:
Property and equipment	(406,701)	(96,829)
Intangible assets	-	(8,181)

Gross deferred tax liabilities	(406,701)	(105,010)

Net deferred tax assets before valuation allowance	40,284,222	40,636,051

Valuation allowance	(40,284,222)	(40,636,051)

Deferred tax assets (liabilities), net	$-	$-

We have recorded a valuation allowance against the entire deferred tax asset, as we do not consider the realization of this asset to be more likely than not.

Incentra Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2007, 2006 and 2005

16. Quarterly Financial Data (Unaudited)

The unaudited summarized quarterly financial data for the years ended December 31, 2007 and 2006, presented below, in the opinion of management, reflects all adjustments which are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

From 2005 through 2007, we have made acquisitions of various companies and the financial results of these acquired companies are included in our quarterly financial data from respective acquisition dates. See Note 3 for information regarding these business acquisitions.

	2007 (Unaudited)				2006 (Unaudited)
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Total revenues	$53,632	$36,361	$30,809	$24,973	$24,082	$16,088	$18,102	$8,360
Total cost of revenue	43,017	28,503	24,918	19,137	18,284	12,796	14,696	6,598
Gross margin	10,615	7,858	5,891	5,836	5,798	3,292	3,406	1,762
Operating expenses	11,569	8,770	7,747	7,533	9,072	7,744	6,084	4,418
Operating loss from continuing operations	(954)	(912)	(1,856)	(1,697)	(3,274)	(4,452)	(2,678)	(2,656)
Other expenses	(1,406)	(942)	(825)	(608)	(588)	(2,340)	(1,003)	(1,846)
Loss from continuing operations	(2,360)	(1,854)	(2,681)	(2,305)	(3,862)	(6,792)	(3,681)	(4,502)
Income (loss) from discontinued operations,
net of income taxes	(109)	(3)	5	14	29	15,576	(466)	865
Net income (loss) applicable to common shareholders	$(3,122)	$(2,511)	$(3,332)	$(2,945)	$(4,487)	$8,130	$(4,801)	$(4,293)
Basic and diluted net income (loss) per loss per share
applicable to common shareholders:
Loss from continuing operations	$(0.12)	$(0.15)	$(0.26)	$(0.22)	$(0.34)	$(0.54)	$(0.31)	$(0.38)
Income (loss) from discontinued operations	*	*	*	*	*	1.14	(0.03)	0.06
Total	$(0.12)	$(0.15)	$(0.26)	$(0.22)	$(0.34)	$0.60	$(0.34)	$(0.32)

Weighted-average number of common shares outstanding—basic and diluted	26,067	16,821	13,075	13,250	13,321	13,663	14,239	13,327

* Amount is less than $0.01 per share.

Incentra Solutions, Inc. and Subsidiaries

The Financial Statement Schedule II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES is filed as part of this Annual Report on Form 10-K.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2007, 2006 and 2005

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions (a)	period
Year Ended December 31, 2007
Allowance for doubtful accounts	$702,700	$56,314	$(378,101)	$380,913

Year Ended December 31, 2006
Allowance for doubtful accounts	209,015	467,147	26,538	702,700

Year Ended December 31, 2005
Allowance for doubtful accounts	244,679	58,333	(93,997)	209,015

(a) Bad debt write-offs and charges to the allowance, net of other adjustments, recoveries, reclassifications and exchange rate differences

S-1