Form 10-Q
period 2008-03-31
INCENTRA SOLUTIONS, INC.
filed 2008-05-15
CIK 1025707

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(303) 449-8279

 (Registrant's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). See definition of “large filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of May 8, 2008, 21,317,863 shares of the issuer's common stock, $.001 par value per share, and 2,466,971 shares of the issuer's Series A preferred stock, $.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,117,730	$3,274,600
Accounts receivable, net of allowance for doubtful accounts of $168,927 and $380,913 at March 31, 2008 and December 31, 2007, respectively	36,226,311	37,137,811
Current portion of deferred costs	2,623,693	2,435,075
Other current assets	2,479,098	2,062,916
Total current assets	42,446,832	44,910,402

Property and equipment, net	7,207,450	7,201,027
Capitalized software development costs, net	1,142,533	1,143,831
Intangible assets, net	2,880,623	2,952,523
Goodwill	30,302,152	30,452,152
Deferred costs, net of current portion	735,898	752,978
Other assets	793,647	762,732
TOTAL ASSETS	$85,509,135	$88,175,645

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of notes payable and other long-term obligations	$18,998,105	$16,879,609
Current portion of capital lease obligations	699,675	765,625
Accounts payable	28,491,956	28,962,489
Accrued expenses and other	6,451,838	7,865,142
Current portion of deferred revenue	3,798,837	3,886,370
Total current liabilities	58,440,411	58,359,235

Notes payable and other long-term obligations, net of current portion	8,506,557	9,237,024
Capital lease obligations, net of current portion	3,673,330	3,701,252
Deferred revenue, net of current portion	808,921	847,103
Other liabilities	123,690	95,388
TOTAL LIABILITIES	71,552,909	72,240,002

Commitments and contingencies

Series A convertible redeemable preferred stock, $.001 par value, $31,500,000 liquidation
preference, 2,500,000 shares authorized, 2,466,971 shares issued and outstanding	30,507,858	29,853,466

Shareholders' deficit:
Preferred stock, nonvoting, $.001 par value, 2,500,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 21,317,863 shares issued and outstanding at March 31, 2008 and December 31, 2007	21,318	21,318
Additional paid-in capital	130,312,036	130,830,866
Accumulated deficit	(146,884,986)	(144,770,007)
TOTAL SHAREHOLDERS' DEFICIT	(16,551,632)	(13,917,823)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$85,509,135	$88,175,645

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

REVENUES:
Products	$41,143,609	$20,482,322
Services	7,081,064	4,490,378
TOTAL REVENUE	48,224,673	24,972,700

Cost of revenue:
Products	33,965,114	16,066,157
Services	5,232,283	3,070,905
Total cost of revenue	39,197,397	19,137,062

GROSS MARGIN	9,027,276	5,835,638

Selling, general and administrative expense	9,173,770	6,762,162
Stock-based compensation expense	135,562	439,434
Depreciation and amortization	445,137	331,424
	9,754,469	7,533,020

OPERATING LOSS	(727,193)	(1,697,382)

Other income (expense):
Interest income	9,316	5,825
Interest expense	(1,435,971)	(629,013)
Other income (expense)	16,615	(1,049)
Foreign currency transaction gain	22,254	30,654
	(1,387,786)	(593,583)

NET LOSS	(2,114,979)	(2,290,965)

Accretion of convertible redeemable preferred stock to redemption amount	(654,392)	(654,392)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,769,371)	$(2,945,357)

Weighted average number of common shares outstanding - basic and diluted	26,405,110	13,250,298

Basic and diluted net loss per share applicable to common
shareholders:	$(0.10)	$(0.22)

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount

Balances at December 31, 2007	21,317,863	$21,318	$130,830,866	$(144,770,007)	$(13,917,823)

Amortization of stock-based compensation expense	-	-	135,562	-	135,562
Accretion of convertible redeemable preferred stock to redemption amount	-	-	(654,392)	-	(654,392)
Net loss	-	-	-	(2,114,979)	(2,114,979)

Balances at March 31, 2008	21,317,863	$21,318	$130,312,036	$(146,884,986)	$(16,551,632)

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,114,979)	$(2,290,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	383,006	493,418
Amortization of intangible assets and software development costs	471,815	300,842
Stock-based compensation expense	135,562	439,434
Amortization of debt issue costs	529,663	322,805
Bad debt expense	2,500	2,897
Changes in operating assets and liabilities:
Accounts receivable	475,702	(2,581,973)
Other current assets	(78,403)	464,691
Other assets	(617,065)	21,173
Accounts payable	(470,533)	113,005
Accrued expenses and other	(1,321,714)	(851,010)
Deferred revenue	(125,706)	426,200
Net cash used in continuing operations	(2,730,152)	(3,139,483)
Net cash provided by (used in) discontinued operations	370,008	(298,342)
Net cash used in operating activities	(2,360,144)	(3,437,825)

Cash flows from investing activities:
Purchases of property and equipment	(460,787)	(424,842)
Capitalized software development costs	(177,265)	(143,995)
Other	-	68,086
Net cash used in continuing operations	(638,052)	(500,751)
Net cash provided by discontinued operations	-	-
Net cash used in investing activities	(638,052)	(500,751)

Cash flows from financing activities:
Proceeds on line of credit, net	2,056,801	3,626,473
Proceeds on lease line of credit, net	-	4,565
Payments on capital leases, notes payable and other long-term liabilities	(1,215,475)	(377,753)

Net cash provided by continuing operations	841,326	3,253,285
Net cash provided by discontinued operations	-	-
Net cash provided by financing activities	841,326	3,253,285

Net decrease in cash and cash equivalents from continuing operations	(2,526,878)	(386,949)
Net increase (decrease) in cash and cash equivalents from discontinued operations	370,008	(298,342)

Net decrease in cash and cash equivalents	(2,156,870)	(685,291)

Cash and cash equivalents at beginning of period	3,274,600	976,673

Cash and cash equivalents at end of period	$1,117,730	$291,382
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$896,992	$300,383

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	190,130	259,216

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. ORGANIZATION

Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as "we," "us," or "our") was organized and incorporated in the state of Nevada. Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "ICNS." In 2005, 2006 and 2007 we completed six acquisitions: on February 18, 2005, we acquired STAR Solutions of Delaware, Inc., a privately-held Delaware corporation (“Star”); on March 30, 2005, we acquired PWI Technologies, Inc., a privately-held Washington corporation (“PWI”); on April 13, 2006, we acquired Network System Technologies, Inc., a privately-held Illinois corporation (“NST”); on September 5, 2006, we acquired Tactix, Inc., a privately-held Oregon corporation (“Tactix”); on August 17, 2007, we acquired Helio Solutions, Inc., a privately-held California corporation (“Helio”) and on September 5, 2007, we acquired Sales Strategies, Inc. (d/b/a SSI Hubcity), a privately held New Jersey corporation (“SSI”). We have included the results of operations for the six acquisitions in our consolidated financial statements from their acquisition dates through March 31, 2008.

We are a leading provider of complete Information Technology (“IT”) services and solutions to enterprises and managed service providers in North America and Europe. Our complete solutions include hardware and software products, maintenance contracts, professional services, recurring managed services and capital financing solutions. We market our products and services to service providers and enterprise clients under the trade name Incentra Solutions.

Basis of Presentation

The consolidated financial statements include Incentra Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. Except as described above, all such adjustments are of a normal recurring nature. The results for the three-month period ended March 31, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 31, 2008.

Management’s Plans

We are subject to various risks and uncertainties frequently encountered by companies, particularly companies in the rapidly evolving market for technology-based products and services. Such risks and uncertainties include, but are not limited to, our limited operating history, need for additional capital, a volatile business and technological environment, an evolving business model, and the management of expected growth. To address these risks, we must, among other things, gain access to capital in amounts and on terms acceptable to us, maintain and increase our customer base, implement and successfully execute our business strategy, continue to enhance our technology, provide superior customer service, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks.

Since inception, we have incurred substantial operating losses and have a working capital deficit of $16.0 million and a shareholders' deficit of $16.6 million at March 31, 2008. We have funded these deficiencies by utilizing our existing working capital, lines of credit and long-term borrowings. We anticipate that we will continue to fund our business from existing lines of credit and from increasing cash flows from our business operations. However, no assurance can be given that we will be successful in increasing cash flow from operations. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we do not achieve and maintain such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

We incurred a net loss of $2.1 million for the three-month period ended March 31, 2008, although the loss included certain non-cash expenses of approximately $1.5 million. Our 2008 operating plan, and the execution thereof, is focused on increasing revenue, controlling costs, and increasing cash flow. However, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. We believe that our cash and cash equivalents, working capital and access to current and potential lenders will provide sufficient capital resources to fund our operations, debt service requirements and working capital needs at least through December 31, 2008, barring a redemption request from our Series A Preferred Stock shareholders. Refer to Note 8.

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

Should there be a request for redemption, and should we not have the funds to meet the redemption, management believes the most immediate negative impact to our business arises from the terms of our debt agreements with Laurus (Refer to Note 6). The debt agreements include certain events of default which would be triggered in the event we are unable to satisfy a redemption request. Should an event of default be triggered with Laurus, Laurus is entitled to default rate interest of an additional 1.5% per month. In addition, Laurus would have the right to cease funding under our revolving credit facility and to assert an accelerated request for repayment, which would equal 125% of the total principal outstanding on both the 2006 Facility and the 2007 Term Note (Refer to Note 6(A)), plus any accrued and unpaid interest. We currently do not have adequate funds available to satisfy a request for redemption, should one occur.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A description of our significant accounting policies is included in our 2007 Annual Report on Form 10-K.

Stock-Based Compensation

We account for all share-based payments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), "Share-Based Payment" (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an acceptable alternative.

We use the Black-Scholes option pricing model to calculate the grant date fair value of an award. The fair value of options granted during the three-month periods ended March 31, 2008 and 2007 were calculated using the following estimated weighted average assumptions:

	Three Months Ended March 31,
	2008	2007

Stock options granted	805,500	291,700
Weighted-average exercise price	$0.85	$1.04
Weighted-average grant date fair value	$0.65	$0.86
Assumptions:
Expected volatility	94%	104%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	2.80%	5.17%
Dividend yield	-	-

Presented below is a summary of all stock option activity for the three-months ended March 31, 2008:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life

Balance at January 1, 2008	3,948,174	$1.59	8.00
Granted	805,500	0.85	10.00
Exercised	-	-	-
Forfeited	24,464	1.28	8.22

Balance at March 31, 2008	4,729,210	$1.46	8.13

Vested balance at March 31, 2008	2,042,554	$2.11	6.73

As of March 31, 2008, there was $1.4 million of total unrecognized compensation expense related to the unvested, share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.34 years. The intrinsic value of outstanding options was not material at March 31, 2008.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for us on January 1, 2009. We currently do not have any minority interest, as all of our subsidiaries are wholly-owned. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for us on January 1, 2009. As it relates to our financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We are still in the process of evaluating the impact that SFAS 157 will have on our nonfinancial assets and liabilities.

3. SALE OF FRONT PORCH DIGITAL, INC. AND DISCONTINUED OPERATIONS

On July 31, 2006, we sold substantially all of the assets of our broadcast and media operations, Front Porch Digital, Inc. (“Front Porch”). During the three-month period ended March 31, 2007, we earned approximately $14,000 associated with the earn-out provision of the sale, partially offset by additional expenses associated with post-closing settlement of liabilities in excess of amounts previously recorded. That amount is considered immaterial by us and has been reclassified to other income on our income statement for the three-months ended March 31, 2007.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2008	2007

Computer equipment	$5,036,732	$5,469,465
Software	2,311,044	2,195,460
Assets held under capital lease	6,110,990	6,063,289
Leasehold improvements	765,626	147,576
Vehicles	69,114	69,114
Office furniture and equipment	123,919	230,084
	14,417,425	14,174,988
Less accumulated depreciation	7,209,975	6,973,961

Total	$7,207,450	$7,201,027

5. ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following:

	March 31,	December 31,
	2008	2007

Wages, benefits and payroll taxes	$3,311,261	$4,393,219
Professional fees	41,186	163,564
Taxes, other than income taxes	1,230,546	1,434,077
Deferred rent	667,795	219,657
Due to shareholders of acquired companies	202,608	302,584
Interest payable	269,302	374,380
Other accrued payables	729,140	977,661

Total	$6,451,838	$7,865,142

6. NOTES PAYABLE AND OTHER LONG-TERM OBLIGATIONS

The following is a summary of our long-term debt:

	March 31,	December 31,
	2008	2007

Laurus revolving line of credit (A)	$16,921,002	$14,639,700
2007 term note (A)	9,679,897	9,466,667
NST note (B)	-	175,926
Convertible notes (C)	-	850,000
Helio note (D)	653,850	712,500
SSI note (E)	211,002	230,628
Other obligations	38,911	41,212
	27,504,662	26,116,633
Less current portion	18,998,105	16,879,609

Non-current portion	$8,506,557	$9,237,024

(A)	Laurus Convertible Note, Line of Credit and 2007 Term Note

      On February 6, 2006, we entered into a security agreement with Laurus pursuant to which Laurus agreed to provide us with a non-convertible revolving credit facility of up to $10 million (the "2006 Facility"). The term of the 2006 Facility is three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the prime rate plus 1%, subject to a floor of 7%. During June 2007, the available revolving credit line on the 2006 Facility was increased from $10 million to $15 million. In consideration for the increase, we issued Laurus a common stock purchase warrant to purchase 360,000 shares of our common stock at an exercise price of $0.01 per share. The warrant was valued at $343,000 using the Black-Scholes model and is being amortized to earnings as additional interest expense over the term of the debt (through February 2009). On December 28, 2007, the available revolving credit line on the 2006 Facility was increased from $15 million to $20 million. In consideration for the increase, we issued Laurus a common stock purchase warrant to purchase 350,000 shares of our common stock at an exercise price of $0.01 per share and the interest rate was changed to a fixed rate of 10%. Pursuant to a Registration Rights Agreement dated as of December 28, 2007, between us and Laurus, we are obligated to file a registration statement to register the resale of the shares of our common stock underlying the warrant and use our best efforts to have the registration statement declared effective not later than June 25, 2008. The registration statement was filed with the SEC, however it has not yet been declared effective. The warrant was valued at $329,000 using the Black-Scholes model and is being amortized to earnings as additional interest expense over the term of the debt (through February 2009). At March 31, 2008, outstanding borrowings under the 2006 Facility were $17.7 million ($16.9 million net of debt discounts). We had $2.3 million of available borrowings under the 2006 Facility at March 31, 2008.

     The 2006 Facility requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding under the 2006 Facility. This arrangement, combined with a Subjective Acceleration Clause (“SAC”) in the 2006 Facility, cause the 2006 Facility to be classified as a current liability, per guidance in Emerging Issues Task Force (“EITF”) Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”).

On August 17, 2007, we entered into a financing agreement with Calliope Capital Corporation, an affiliate of Laurus, under which we issued a $12 million promissory note (the “2007 Term Note”). Proceeds from the 2007 Term Note were used to fund the acquisitions of Helio and SSI. The 2007 Term Note bears interest at the prime rate plus 2.0%, subject to a floor of 10% (10% at March 31, 2008), and initially required four months of interest only payments followed by twenty-six monthly principal payments of $285,714 commencing on February 1, 2008 with any remaining unpaid principal and interest due on July 31, 2010. On December 28, 2007, we entered into a letter agreement that amended the terms of the 2007 Term Note to defer certain monthly principal payments of $285,714. Originally scheduled to begin February 1, 2008, these monthly payments will now begin June 1, 2008, thereby deferring $1,142,857 from 2008 until the maturity date of July 31, 2010. At March 31, 2008, $2.9 million was due within one year on the 2007 Term Note. In connection with the 2007 Term Note, we issued to Laurus, a warrant to purchase 3,750,000 shares of our common stock at a price of $0.01 per share, expiring July 31, 2027. The warrant was valued at $2,850,000 using the Black-Scholes model and is being amortized to earnings as additional interest expense over the term of the debt. We also paid $415,000 in loan fees on the 2007 Term Note. These fees are also being amortized over the term of the note.

In connection with our financings with Laurus, we have issued to Laurus, warrants to purchase up to 6,133,857 shares of our common stock at prices ranging from $.001 to $5.00 per share. The warrants expire between May 1, 2008 and July 31, 2027. In addition, an option to purchase 1,071,478 shares of our common stock at $.001 per share was issued to Laurus in connection with the 2006 Facility. The option expires in February 2026. During August 2007, Laurus exercised 860,858 options. Using the Black-Scholes model, the value of all warrants and the option issued to Laurus approximated $5.2 million, which is being amortized to earnings as additional interest expense over the term of the related indebtedness. The unamortized balance of these deferred costs was $3.1 million and $3.6 million at March 31, 2008 and December 31, 2007, respectively. Borrowings outstanding at March 31, 2008 and December 31, 2007 are reported net of the deferred financing costs associated with these borrowings.

       Our indebtedness to Laurus is collateralized by substantially all of our assets and is accompanied by substantially similar agreements governing registration rights, standard events of default provisions, typical remedies available to Laurus in the event of default, restrictions on the payment of dividends and other provisions standard in these types of arrangements.

(B)	NST Note

The NST Note accrued interest at an annual rate of 0.5% and was discounted by $109,300 to reflect a fair value rate of interest of 8.75%. The note required eight equal quarterly payments of principal and interest in the amount of $190,190. At March 31, 2008, the note has been repaid in full.

(C)	Convertible Notes

During May and June 2006, we entered into a Note Purchase Agreement (the "Purchase Agreement") with twelve accredited individual investors and three institutional investors (collectively, the "Purchasers"), pursuant to which we issued and sold unsecured convertible term notes (the "Convertible Notes") in the aggregate principal amount of $2,410,000. At March 31, 2008, the Convertible Notes have been repaid in full.

       In connection with the issuance of the Convertible Notes, we also issued to the Purchasers, warrants (the "Warrants") to purchase an aggregate of 570,688 shares of our common stock, at an exercise price of $1.40 per share (subject to adjustment for stock splits, stock dividends and the like) expiring during May and June 2011. Using the Black-Scholes model, we determined the value of the Warrants to be $651,474, which has been fully amortized to interest expense through the initial maturity date (June 2007).

(D)	Helio Note

Pursuant to the acquisition of Helio during August 2007, we issued an unsecured convertible promissory note for $770,000 (the “Helio Note”) to a selling shareholder of Helio. The Helio Note bears interest at 8.0% per annum and is payable in twelve equal quarterly installments of principal and interest of $79,800, beginning November 2007, and maturing on August 14, 2010. The Helio Note allows the shareholder to convert, at any time, the remaining principal balance into shares of our common stock at a price of $1.00 per share (which exceeded the market price of our common stock on the date the note was issued). The Helio Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the Helio Note). Any outstanding balance on the Helio Note can be prepaid, without penalty, at any time. At March 31, 2008, the Helio Note had an outstanding balance of $0.7 million, of which, $0.2 million is due within one year.

(E)	SSI Note

Pursuant to the acquisition of SSI in September 2007, we issued an unsecured promissory note for $250,000 (the “SSI Note”) to the selling shareholder of SSI. The SSI Note bears interest at 5.25% per annum and is payable in twelve equal quarterly installments of principal and interest of $22,653, beginning December 2007, and maturing on September 1, 2010. The SSI Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the SSI Note). Any outstanding balance on the SSI Note can be prepaid, without penalty, at any time. At March 31, 2008, the SSI Note had an outstanding balance of $0.2 million, of which, $0.1 million is due within one year.

7. CAPITAL LEASE OBLIGATIONS

With our acquisition of Helio during August 2007, we assumed a liability for Helio’s office facilities in Santa Clara, California. The building was recorded under a capitalized lease arrangement with a remaining liability of $3.5 million outstanding as of the Helio acquisition date. The lease is payable in monthly installments at an implicit interest rate of 13% and expires during December 2017. The total lease liability outstanding at March 31, 2008 was $3.5 million, of which, $0.5 million of principal and interest is due within one year.

During December 2007, we entered into an agreement to lease various pieces of equipment from an outside-party. The lease requires 20 monthly payments of principal and interest of $35,683, beginning in December 2007, with the final payment due in July 2009. The total lease liability outstanding at March 31, 2008 was $0.5 million, of which, $0.4 million of principal and interest is due within one year.

During November 2003, we entered into a capital lease line of credit agreement (the "Lease Line") for $1,500,000 with a third-party lender. Subsequent to that date, we entered into four amendments to the Lease Line which enabled us to draw an additional $2.0 million in total on the line for purchases through December 31, 2007. The amendments also grant to us a call option to purchase the equipment from the lessor. The terms of the Lease Line (as amended) are for lease terms of 12-15 months with interest rates of 15%. The total lease liability outstanding at March 31, 2008 was $0.2 million, of which, all is due within one year.

8. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

9. EQUITY COMPENSATION PLANS

During the three-months ended March 31, 2008, we adopted two new equity compensation plans, the 2008 Equity Incentive Plan and the 2008 Employee Stock Purchase Plan. Each of these plans is subject to shareholder approval. Each of these plans is described below.

The 2008 Equity Incentive Plan

The 2008 Equity Incentive Plan (the “2008 Plan”) provides for the granting of options and restricted stock to key employees and officers of our company. A total of 4,000,000 shares of our company’s common stock or their equivalents may be issued pursuant to the 2008 Plan. On March 27, 2008, 632,500 options were granted and 212,000 shares of restricted stock were granted under the 2008 Plan.

The exercise price for options granted under the 2008 Plan is the fair market value on the date of the grant. Options will have a term of ten years and vest in three equal annual installments on the anniversary date of the grant. The restricted stock grants are based on a first year performance element as follows:

1.	The 2008 Adjusted EBITDA target at which 100% of the respective restricted stock grants that will be earned is $5.56 million;

2.	Upon reaching 2008 Adjusted EBITDA of $4 million, 25% of the respective restricted stock grants that will be earned; and,

3.	At Adjusted EBITDA levels between $4 million and $5.56 million, the respective stock grants that will be earned on a prorated basis at 25% to 100% of targeted levels.

All shares earned vest annually over two years starting on the date that the performance element is achieved.

The 2008 Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (“ESPP”) provides for eligible employees (as defined in the ESPP) the opportunity to purchase stock of our company through payroll deduction. Eligible employees may elect to have between 1% and 20% of compensation withheld each pay period for the purchase of our company’s common stock. Shares are purchased at the fair market value at the close of trading on the last day of each offering period. An offering period consists of each bi-weekly payroll period. Members of the Board of Directors may elect to withhold up to the full amount of cash compensation earned for services as a Director. A total of 1,000,000 shares of our company’s common stock are available for purchase under the ESPP. As of March 31, 2008, no shares had been purchased under the ESPP.

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

Operating profit or loss is defined as earnings before interest, taxes, depreciation and amortization, stock compensation and cumulative effect of changes in accounting principles. Although operating profit and loss is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (GAAP), we believe the use of the non-GAAP financial measure operating profit and loss enhances an overall understanding of our past financial performance and is a widely used measure of operating performance in practice. In addition, we believe the use of operating profit and loss provides useful information to the investor because the measure excludes significant non-cash interest and amortization charges related to our past financings that, when excluded, we believe produces more meaningful operating information. Operating profit and loss also excludes depreciation and amortization expenses, which are significant due to six acquisitions completed since 2004. Investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of operating profit and loss to the most comparable GAAP financial measure, net loss before deemed dividends and accretion on preferred stock, is set forth below (all amounts in thousands):

	Three Months Ended March 31,
	2008	2007

Net loss before accretion of preferred stock	$(2,115)	$(2,291)
Depreciation and amortization	854	794
Interest expense, net (cash portion)	896	300
Interest expense (non-cash portion)	530	323
Taxes	-	26
Non-cash stock-based compensation	136	439

Operating profit (loss)	$301	$(409)

We continue to invest in hardware, data storage, the development of software other infrastructure equipment. During the three-month period ended March 31, 2008, we invested $0.2 million in software development and $0.4 million in data storage infrastructure. During the three-month period ended March 31, 2007, we invested $0.1 million in software development and $0.4 million in data storage infrastructure.

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

Results of Operations—Three-Month Period Ended March 31, 2008 Compared to Three-Month Period Ended March 31, 2007

	Three Months Ended March 31,
	2008	2007

Product sales	$41,144	$20,482
Service sales	7,081	4,490

Gross margin-products	7,179	4,416
Gross margin-services	1,848	1,420

Product gross profit as a percentage of product sales	17%	22%
Service gross profit as a percentage of service sales	26%	32%

Revenue. For the three-month period ended March 31, 2008, total revenue from operations increased 93% to $48.2 million from the comparable prior-year period. Revenue from the sale of products increased 101% to $41.1 million and revenue from the delivery of services increased 58% to $7.1 million. The significant growth in product and service revenue was a result of the added sales from the acquisitions of Helio in August 2007 and SSI in September 2007, as well as organic growth in services revenue.

Gross Margin. For the three-month period ended March 31, 2008, total gross margin from operations increased 55% to $9.0 million from the comparable prior-year period. Product gross margin increased 63% to $7.2 million and service gross margin increased 30% to $1.8 million. Gross margin, as a percentage of revenue, declined from the three-month period ended March 31, 2007 to the three-month period ended March 31, 2008, due to the large increases in product revenues in both years from acquisitions. Product revenues have lower gross margins than those for service revenues.

Selling, General and Administrative Expenses. Significant components of selling, general and administrative expenses ("SG&A") include salaries and related benefits for employees, general office expenses, professional fees, travel-related costs and facilities costs. For the three-month period ended March 31, 2008, SG&A expenses increased 36% to $9.2 million from the comparable prior-year period. SG&A expenses for the three-month period ended March 31, 2008 included $7.2 million in salaries and related benefits for employees, $0.6 million in general office expenses, $0.3 million in professional fees, $0.4 million for travel-related costs and $0.7 million in facilities costs. SG&A expenses for the three-month period ended March 31, 2007 included $5.1 million in salaries and related benefits for employees, $0.7 million in general office expenses, $0.3 million in professional fees, $0.3 million for travel-related costs and $0.3 million in facilities costs. SG&A costs, as a percentage of total revenues, have decreased approximately 8% between the three-month periods ended March 31, 2008 and the comparable prior year period.

Stock-based Compensation Expense. For the three-month period ended March 31, 2008, stock-based compensation expense decreased 69% to $0.1 million from the comparable prior-year period. This decrease was primarily a result of having fully expensed option grants issued during 2004.

Depreciation and Amortization. Amortization expense consists of amortization of acquired customer relationships, capitalized software development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and improvements. Depreciation and amortization expense was approximately $0.9 million and $0.8 million for the three-month periods ended March 31, 2008 and 2007, respectively, of which, $0.4 million and $0.5 million, respectively, was included in cost of revenue.

Operating Loss. For the three-month periods ended March 31, 2008 and 2007, we incurred losses from operations of $2.1 million and $2.3 million, respectively. The decrease in the loss from operations from the three-month period ended March 31, 2008 to the comparable prior year period, was due to an increase in gross margin attributable to the acquisitions of Helio and SSI during August and September 2007, respectively.

Interest Expense. For the three-month periods ended March 31, 2008 and 2007, interest expense was $1.4 million and $0.6 million, respectively. Interest expense during the three-month period ended March 31, 2008 included cash interest costs of $0.9 million on notes payable and capital leases, and non-cash interest charges of $0.5 million, consisting of $0.4 million related amortization of debt discounts and $0.1 million related to warrants and amortization of financing costs. For the three-month period ended March 31, 2007, interest expense included cash interest costs of $0.3 million on notes payable and capital leases, and non-cash interest charges of $0.3 million, consisting of $0.2 million related to amortization of debt discounts and $0.1 million related to warrants and amortization of financing costs. The increase in interest expense from the three-month periods ended March 31, 2008 and 2007, was due primarily to the additional debt incurred related to our acquisitions of Helio and SSI, as well as having higher outstanding balances on our revolving credit facility.

Other Income and Expense. For the three-month periods ended March 31, 2008 and 2007, other income amounts consisted of miscellaneous fees collected from various outside sources.

Foreign Currency Transaction Gain or Loss. We conduct business in various countries outside the United States in which the functional currency of the country is not the U. S. dollar. The effects of exchange rate fluctuations in remeasuring foreign currency transactions for the three months ended March 31, 2008 and 2007 were minimal for each period.

Net Loss Applicable to Common Shareholders. During the three-month periods ended March 31, 2008 and 2007, we incurred net losses applicable to common shareholders of $2.8 million and $2.9 million, respectively.

Liquidity and Capital Resources

We finance our operations through cash on-hand, borrowings under our non-convertible revolving credit facility with Laurus, payment terms provided by our major suppliers and distributors, and equipment lease financing (see Note 6 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of our Notes Payable and Other Long-Term Obligations). During June 2007, the available revolving credit facility was increased from $10 million to $15 million, and increased again in December 2007 from $15 million to $20 million. As of March 31, 2008, we had $2.3 million of available borrowing capacity under our revolving credit facility. Management believes that it has the ability to further increase the size of the existing revolving credit facility as there is sufficient collateral to support a higher level of borrowing availability. However, no assurance can be given that we will be successful in increasing the size of our revolving credit facility if and when we may need to.

For the three-month periods ended March 31, 2008 and 2007, net cash used in operating activities was $2.4 million and $3.4 million, respectively. Significant items which impacted our operating cash flows for the three-month period ended March 31, 2008 included a net loss of $2.1 million and approximately $1.5 million of non-cash related items including $0.9 million of depreciation and amortization expense, $0.1 million of stock-based compensation expense and $0.5 million of non-cash interest expense relating to amortization of debt issuance costs. In addition, net cash used in operating activities was impacted by a $1.3 million reduction in accrued and other expenses which was primarily attributable to payments of commissions accrued for in the fourth quarter of 2007. Net cash provided by discontinued operations of $0.4 million consisted primarily of the collection of accrued royalty income.

For the three-month periods ended March 31, 2008 and 2007, net cash used in investing activities was $0.6 and $0.5 million, respectively, consisting primarily of purchases of equipment and capitalized software development costs. The net cash used in operating and investing activities was provided by cash on-hand and borrowings under the revolving credit facility and the 2007 Term Note.

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

We believe cash and cash equivalents, available borrowings under the 2006 Facility, cash flow from operations and non-operating sources of cash will provide us with sufficient capital resources to fund our operations, debt service requirements, and working capital needs for the next twelve months barring a redemption request from our Series A preferred stock shareholders. There can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

We have a working capital deficit of $16.0 million at March 31, 2008. A significant component of the deficit is the $16.9 million balance outstanding on the 2006 Facility. The 2006 Facility matures on February 26, 2009, and is subject to having sufficient trade receivable balances to support the associated borrowing base.

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

Management’s Plans

We are subject to various risks and uncertainties frequently encountered by companies, particularly companies in the rapidly evolving market for technology-based products and services. Such risks and uncertainties include, but are not limited to, our limited operating history, need for additional capital, a volatile business and technological environment, an evolving business model, and the management of expected growth. To address these risks, we must, among other things, gain access to capital in amounts and on terms acceptable to us, maintain and increase our customer base, implement and successfully execute our business strategy, continue to enhance our technology, provide superior customer service, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks.

Since inception, we have incurred substantial operating losses and have a working capital deficit of $16.0 million and a shareholders' deficit of $16.6 million at March 31, 2008. We have funded these deficiencies by utilizing our existing working capital, lines of credit and long-term borrowings. We anticipate that we will continue to fund our business from existing lines of credit and from increasing cash flows from our business operations. However, no assurance can be given that we will be successful in increasing cash flow from operations. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we do not achieve and maintain such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

We incurred a net loss of $2.1 million for the three-month period ended March 31, 2008, although the loss included certain non-cash expenses of approximately $1.5 million. Our 2008 operating plan, and the execution thereof, is focused on increasing revenue, controlling costs, and increasing cash flow. However, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. We believe that our cash and cash equivalents, working capital and access to current and potential lenders will provide sufficient capital resources to fund our operations, debt service requirements and working capital needs at least through December 31, 2008, barring a redemption request from our Series A Preferred Stock shareholders. Refer to Note 8.

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

Should there be a request for redemption, and should we not have the funds to meet the redemption, management believes the most immediate negative impact to our business arises from the terms of our debt agreements with Laurus (Refer to Note 6). The debt agreements include certain events of default which would be triggered in the event we are unable to satisfy a redemption request. Should an event of default be triggered with Laurus, Laurus is entitled to default rate interest of an additional 1.5% per month. In addition, Laurus would have the right to cease funding under our revolving credit facility and to assert an accelerated request for repayment, which would equal 125% of the total principal outstanding on both the 2006 Facility and the 2007 Term Note (Refer to Note 6(A)), plus any accrued and unpaid interest. We currently do not have adequate funds available to satisfy a request for redemption, should one occur.

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

Off-Balance Sheet Financing and Other Matters

Our most significant off-balance sheet financing arrangements as of March 31, 2008 were non-cancellable operating lease arrangements primarily for office space, which have not changed significantly since December 31, 2007. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgements, please see our Annual Report on Form 10-K for the year ended December 31, 2007. We have not changed these policies from those previously disclosed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant change from disclosure as set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There has not been a material change to the risk factors as set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	INCENTRA SOLUTIONS, INC.

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