Form 10-Q
period 2008-06-30
INCENTRA SOLUTIONS, INC.
filed 2008-08-14
CIK 1025707

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 4, 2008, 22,108,451 shares of the issuer's common stock, $.001 par value per share, and 2,466,971 shares of the issuer's Series A preferred stock, $.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$857,019	$3,274,600
Accounts receivable, net of allowance for doubtful accounts of $221,849 and $380,913 at June 30, 2008 and December 31, 2007, respectively	40,965,298	37,137,811
Current portion of deferred costs	3,785,682	2,435,075
Other current assets	2,894,083	2,062,916
Total current assets	48,502,082	44,910,402

Property and equipment, net	6,916,370	7,201,027
Capitalized software development costs, net	1,166,795	1,143,831
Intangible assets, net	2,669,140	2,952,523
Goodwill	30,442,418	30,452,152
Deferred costs, net of current portion	1,128,388	752,978
Other assets	703,620	762,732

TOTAL ASSETS	$91,528,813	$88,175,645

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of notes payable and other long-term obligations	$19,719,906	$16,879,609
Current portion of capital lease obligations	630,830	765,625
Accounts payable	34,183,200	28,962,489
Accrued expenses and other	6,626,186	7,865,142
Current portion of deferred revenue	5,101,975	3,886,370
Total current liabilities	66,262,097	58,359,235

Notes payable and other long-term obligations, net of current portion	8,404,771	9,332,412
Capital lease obligations, net of current portion	3,526,592	3,701,252
Deferred revenue, net of current portion	804,498	847,103
TOTAL LIABILITIES	78,997,958	72,240,002

Commitments and contingencies

Series A convertible redeemable preferred stock, $.001 par value, $31,500,000 liquidation preference, 2,500,000 shares authorized, 2,466,971 shares issued and outstanding	30,833,704	29,853,466

Shareholders' deficit:
Preferred stock, nonvoting, $.001 par value, 2,500,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 22,108,451 and 21,317,863 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	22,108	21,318
Additional paid-in capital	130,158,121	130,830,866
Accumulated deficit	(148,483,078)	(144,770,007)
TOTAL SHAREHOLDERS' DEFICIT	(18,302,849)	(13,917,823)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$91,528,813	$88,175,645

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES:
Products	$51,608,072	$25,434,609	$92,751,681	$45,916,929
Services	7,639,211	5,374,324	14,720,274	9,864,702
TOTAL REVENUE	59,247,283	30,808,933	107,471,955	55,781,631

Cost of revenue:
Products	42,602,674	21,525,158	76,567,788	37,591,315
Services	5,314,629	3,393,339	10,546,912	6,464,245
Total cost of revenue	47,917,303	24,918,497	87,114,700	44,055,560

GROSS MARGIN	11,329,980	5,890,436	20,357,255	11,726,071

Selling, general and administrative expense	10,602,449	7,088,749	19,737,349	13,821,307
Stock-based compensation expense	172,722	383,560	308,284	822,994
Depreciation and amortization	617,224	273,145	1,062,362	604,570
	11,392,395	7,745,454	21,107,995	15,248,871

LOSS FROM OPERATIONS	(62,415)	(1,855,018)	(750,740)	(3,522,800)

Interest expense, net	(1,535,678)	(822,206)	(2,962,331)	(1,445,392)

NET LOSS	(1,598,093)	(2,677,224)	(3,713,071)	(4,968,192)

Accretion of convertible redeemable preferred stock to redemption amount	(654,392)	(654,392)	(1,308,784)	(1,308,784)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,252,485)	$(3,331,616)	$(5,021,855)	$(6,276,976)

Weighted average number of common shares outstanding - basic and diluted	26,401,973	13,075,203	26,403,550	13,162,751

Basic and diluted net loss per share applicable to common shareholders:
Net loss per share—basic and diluted	$(0.09)	$(0.25)	$(0.19)	$(0.48)

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount

Balances at January 1, 2008	21,317,863	$21,318	$130,830,866	$(144,770,007)	$(13,917,823)

Stock-based compensation expense	-	-	308,284	-	308,284
Accretion of convertible redeemable preferred stock to redemption amount	-	-	(1,308,784)	-	(1,308,784)
Cash-less exercise of warrants	790,588	790	(790)	-	-
Reclassification of redemption value of expired preferred stock warrants	-	-	328,545	-	328,545
Net loss	-	-	-	(3,713,071)	(3,713,071)

Balances at June 30, 2008	22,108,451	$22,108	$130,158,121	$(148,483,078)	$(18,302,849)

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,713,071)	$(4,968,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,082,463	860,740
Amortization of intangible assets and software development costs	907,648	620,682
Stock-based compensation expense	308,284	822,994
Amortization of debt issue costs	1,123,825	825,868
Bad debt expense	55,500	4,272
Changes in operating assets and liabilities:
Accounts receivable	(4,316,285)	(6,367,127)
Other current assets	(2,303,039)	(872,724)
Other assets	(469,964)	(1,376)
Accounts payable	5,201,711	4,007,908
Accrued expenses and other	(737,848)	(1,001,640)
Deferred revenue	1,172,999	1,731,694

Net cash used in continuing operations	(1,687,777)	(4,336,901)
Net cash provided by (used in) discontinued operations	370,008	(12,086)
Net cash used in operating activities	(1,317,769)	(4,348,987)

Cash flows from investing activities:
Purchases of property and equipment	(847,488)	(672,929)
Capitalized software development costs	(447,545)	(343,073)
Other	-	65,724

Net cash used in continuing operations	(1,295,033)	(950,278)
Net cash provided by discontinued operations	-	1,500,000
Net cash (used in) provided by investing activities	(1,295,033)	549,722

Cash flows from financing activities:
Proceeds on line of credit, net	1,869,697	4,391,103
Proceeds from capital leases, notes payable and other long-term liabilities	327,080	-
Payments on capital leases, notes payable and other long-term liabilities	(2,001,556)	(715,230)
Proceeds from exercise of employee stock options	-	13,301
Payment of debt issuance costs	-	(270,000)

Net cash provided by continuing operations	195,221	3,419,174
Net cash provided by discontinued operations	-	-
Net cash provided by financing activities	195,221	3,419,174

Net decrease in cash and cash equivalents from continuing operations	(2,787,589)	(1,868,005)
Net increase in cash and cash equivalents from discontinued operations	370,008	1,487,914

Net decrease in cash and cash equivalents	(2,417,581)	(380,091)

Cash and cash equivalents at beginning of period	3,274,600	976,673

Cash and cash equivalents at end of period	$857,019	$596,582

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,838,508	$619,524

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$156,167	$163,432

Reclassification of redemption value of expired preferred stock warrants	$328,545	$-

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. ORGANIZATION

Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as "we," "us," or "our") was organized and incorporated in the state of Nevada. Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "ICNS." On July 31, 2006, we sold substantially all of the assets of our broadcast and media operations, Front Porch Digital, Inc. (“Front Porch”). In 2007 we completed two acquisitions: on August 17, 2007, we acquired Helio Solutions, Inc., a privately-held California corporation (“Helio”) and on September 5, 2007, we acquired Sales Strategies, Inc. (d/b/a SSI Hubcity), a privately held New Jersey corporation (“SSI”). We have included the results of operations for the two acquisitions in our consolidated financial statements from their acquisition dates through June 30, 2008.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. Except as described above, all such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with current year presentations. The results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 31, 2008.

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

Since inception, we have incurred substantial operating losses and have a working capital deficit of $17.8 million and a shareholders' deficit of $18.3 million at June 30, 2008. We have funded these deficiencies by utilizing our existing working capital, lines of credit and long-term borrowings. We anticipate that we will continue to fund our business from existing lines of credit and from increasing cash flows from our business operations. The 2006 Facility matures on February 26, 2009, and is subject to having sufficient trade receivable balances to support the associated borrowing base. As of June 30, 2008, we had $2.4 million of available borrowing capacity under our revolving credit facility. We believe we can renew and/or extend our current line upon maturity. However, no assurance can be given that we will be successful in increasing cash flow from operations or that additional funding can be obtained when needed, or that such funding, if available, will be obtainable on terms acceptable to us. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we do not achieve and maintain such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

We incurred a net loss of $3.7 million for the six-month period ended June 30, 2008, although the net loss included certain non-cash expenses of approximately $3.6 million. Our 2008 operating plan, and the execution thereof, is focused on increasing revenue, controlling costs, and increasing cash flow. However, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. We believe, assuming the renewal or extension of our revolving credit facility, that our cash and cash equivalents, working capital and access to current and potential lenders will provide sufficient capital resources to fund our operations, debt service requirements and working capital needs at least through the next twelve months.

On August 13, 2008, we agreed with the holders of the Series A Convertible Redeemable Preferred stockholders to extend the earliest possible redemption date from August 18, 2008 to January 1, 2010. We also agreed to amend the terms of our Series A Convertible Redeemable Stock to provide for the accrual of a cash dividend equal to 6% per annum of the original issue price ($31.2 million in the aggregate) of our Series A Preferred Redeemable stock, accruing daily, starting August 19, 2008 through February 18, 2009 and 12% thereafter until the redemption date. However, for any preferred shares converted to common stock prior to February 19, 2009, dividends accrued through such date are to be automatically waived by the respective holder upon such conversion. All other terms associated with the Series A Convertible Redeemable Preferred Stock remain unchanged.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A description of our significant accounting policies is included in our 2007 Annual Report on Form 10-K.

Stock-Based Compensation

We use the Black-Scholes option pricing model to calculate the grant date fair value of each award. The fair value of options granted during the six-month periods ended June 30, 2008 and 2007 were calculated using the following estimated weighted average assumptions:

	Six Months Ended June 30,
	2008	2007

Stock options granted	886,500	665,700
Weighted-average exercise price	$0.85	$1.02
Weighted-average grant date fair value	$0.65	$0.83
Assumptions:
Expected volatility	94%	102%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	2.82%	5.01%
Dividend yield	-	-

Presented below is a summary of stock option activity for the six months ended June 30, 2008:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life

Balance at January 1, 2008	3,948,174	$1.59	8.00
Granted	886,500	0.85	10.00
Exercised	-	-	-
Forfeited	172,912	1.11	8.57

Balance at June 30, 2008	4,661,762	$1.46	7.90

Vested balance at June 30, 2008	2,331,753	$2.00	6.70

As of June 30, 2008, there was $1.3 million of total unrecognized compensation expense related to the unvested, share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.16 years. The intrinsic value of outstanding options was not material at June 30, 2008.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

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

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2008	2007

Computer equipment	$4,534,599	$5,469,465
Software	2,197,383	2,195,460
Assets held under capital lease	6,110,992	6,063,289
Leasehold improvements	803,434	147,576
Vehicles	69,114	69,114
Office furniture and equipment	128,703	230,084
	13,844,225	14,174,988
Less accumulated depreciation	6,927,855	6,973,961

Total	$6,916,370	$7,201,027

4. ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following:

	June 30,	December 31,
	2008	2007

Wages, benefits and payroll taxes	$3,752,840	$4,393,219
Taxes, other than income taxes	930,172	1,434,077
Deferred rent	269,311	219,657
Interest payable	257,665	374,380
Due to shareholders of acquired companies	208,063	302,584
Professional fees	158,190	163,564
Other accrued payables	1,049,945	977,661

Total	$6,626,186	$7,865,142

5. NOTES PAYABLE AND OTHER LONG-TERM OBLIGATIONS

The following is a summary of our long-term debt:

	June 30,	December 31,
	2008	2007

Laurus revolving line of credit (A)	$16,958,402	$14,639,700
2007 term note (A)	9,687,009	9,466,667
NST note (B)	-	175,926
Convertible notes (C)	-	850,000
Helio note (D)	594,027	712,500
SSI note (E)	191,118	230,628
Other obligations	694,121	136,600
	28,124,677	26,212,021
Less current portion	19,719,906	16,879,609

Non-current portion	$8,404,771	$9,332,412

(A)	Laurus Convertible Note, Line of Credit and 2007 Term Note

On February 6, 2006, we entered into a security agreement with Laurus pursuant to which Laurus agreed to provide us with a non-convertible revolving credit facility of up to $10 million (the "2006 Facility"). The term of the 2006 Facility is three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the prime rate plus 1%, subject to a floor of 7%. During June 2007, the available revolving credit line on the 2006 Facility was increased from $10 million to $15 million. In consideration for the increase, we issued Laurus a common stock purchase warrant to purchase 360,000 shares of our common stock at an exercise price of $0.01 per share. The warrant was valued at $343,000 using the Black-Scholes model and is being amortized to earnings as additional interest expense over the term of the debt (through February 2009). On December 28, 2007, the available revolving credit line on the 2006 Facility was increased from $15 million to $20 million. In consideration for the increase, we issued Laurus a common stock purchase warrant to purchase 350,000 shares of our common stock at an exercise price of $0.01 per share and the interest rate was changed to a fixed rate of 10%. The warrant was valued at $329,000 using the Black-Scholes model and is being amortized to earnings as additional interest expense over the term of the debt (through February 2009). Pursuant to a Registration Rights Agreement dated as of December 28, 2007, between us and Laurus, we were obligated to file a registration statement to register the resale of the shares of our common stock underlying the warrant and use our best efforts to have the registration statement declared effective not later than June 25, 2008. The registration statement was filed with the SEC and was declared effective on June 9, 2008. At June 30, 2008, outstanding borrowings under the 2006 Facility were $17.6 million ($17.0 million net of debt discounts). We had $2.4 million of available borrowings under the 2006 Facility at June 30, 2008.

     The 2006 Facility requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding under the 2006 Facility. This arrangement, combined with a Subjective Acceleration Clause (“SAC”) in the 2006 Facility, cause the 2006 Facility to be classified as a current liability, per guidance in Emerging Issues Task Force (“EITF”) Issue No. 95-22,“Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”).

On August 17, 2007, we entered into a financing agreement with Calliope Capital Corporation, an affiliate of Laurus, under which we issued a $12.0 million promissory note (the “2007 Term Note”). Proceeds from the 2007 Term Note were used to fund the acquisitions of Helio and SSI. The 2007 Term Note bears interest at the prime rate plus 2.0%, subject to a floor of 10% (10% at June 30, 2008), and initially required four months of interest only payments followed by twenty-six monthly principal payments of $285,714 commencing on February 1, 2008, with any remaining unpaid principal and interest due on July 31, 2010. On December 28, 2007, we entered into a letter agreement that amended the terms of the 2007 Term Note to defer certain monthly principal payments of $285,714. Originally scheduled to begin February 1, 2008, these monthly payments began June 1, 2008, thereby deferring $1.1 million from 2008 until the maturity date of July 31, 2010. At June 30, 2008, $3.4 million was due within one year on the 2007 Term Note. In connection with the 2007 Term Note, we issued to Laurus, a warrant to purchase 3,750,000 shares of our common stock at a price of $0.01 per share, expiring July 31, 2027. During May 2008, Laurus exercised 790,588 options. The warrant was valued at $2,850,000 using the Black-Scholes model and is being amortized to earnings as additional interest expense over the term of the debt. We also paid $415,000 in loan fees on the 2007 Term Note. These fees are also being amortized over the term of the note.

In connection with our financings with Laurus, we have issued to Laurus, warrants to purchase up to 6,133,857 shares of our common stock at prices ranging from $.001 to $5.00 per share. The warrants expire between May 13, 2011 and July 31, 2027. In addition, an option to purchase 1,071,478 shares of our common stock at $.001 per share was issued to Laurus in connection with the 2006 Facility. The option expires in February 2026. During August 2007, Laurus exercised 862,088 options. During May 2008, Laurus exercised a warrant for 800,000 shares of common stock. Using the Black-Scholes model, the value of all warrants and the option issued to Laurus approximated $5.2 million, which is being amortized to earnings as additional interest expense over the term of the related indebtedness. The unamortized balance of these deferred costs was $2.6 million and $3.6 million at June 30, 2008 and December 31, 2007, respectively. Borrowings outstanding at June 30, 2008 and December 31, 2007 are reported net of the deferred financing costs associated with these borrowings.

(B)	NST Note

The NST Note accrued interest at an annual rate of 0.5% and was discounted by $109,300 to reflect a fair value rate of interest of 8.75%. The note required eight equal quarterly payments of principal and interest in the amount of $190,190. At June 30, 2008, the note has been repaid in full.

     (C) Convertible Notes

During May and June 2006, we entered into a Note Purchase Agreement (the "Purchase Agreement") with twelve accredited individual investors and three institutional investors (collectively, the "Purchasers"), pursuant to which we issued and sold unsecured convertible term notes (the "Convertible Notes") in the aggregate principal amount of $2,410,000. At June 30, 2008, the Convertible Notes have been repaid in full.

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

    (D)  Helio Note

Pursuant to the acquisition of Helio during August 2007, we issued an unsecured convertible promissory note for $770,000 (the “Helio Note”) to a selling shareholder of Helio. The Helio Note bears interest at 8.0% per annum and is payable in twelve equal quarterly installments of principal and interest of $72,900, beginning November 2007, and maturing on August 14, 2010. The Helio Note allows the shareholder to convert, at any time, the remaining principal balance into shares of our common stock at a price of $1.00 per share (which exceeded the market price of our common stock on the date the note was issued). The Helio Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the Helio Note). Any outstanding balance on the Helio Note can be prepaid, without penalty, at any time. At June 30, 2008, the Helio Note had an outstanding balance of $0.6 million, of which $0.2 million is due within one year.

(E)	SSI Note

Pursuant to the acquisition of SSI in September 2007, we issued an unsecured promissory note for $250,000 (the “SSI Note”) to the selling shareholder of SSI. The SSI Note bears interest at 5.25% per annum and is payable in twelve equal quarterly installments of principal and interest of $22,653, beginning December 2007, and maturing on September 1, 2010. The SSI Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the SSI Note). Any outstanding balance on the SSI Note can be prepaid, without penalty, at any time. At June 30, 2008, the SSI Note had an outstanding balance of $0.2 million, of which $0.1 million is due within one year.

6. CAPITAL LEASE OBLIGATIONS

With our acquisition of Helio during August 2007, we assumed a liability for Helio’s office facilities in Santa Clara, California. The building was recorded under a capitalized lease arrangement with a remaining liability of $3.5 million outstanding as of the Helio acquisition date. The lease obligation is payable in monthly installments at an implicit interest rate of 13% and expires during December 2017. The total lease liability outstanding at June 30, 2008 was $3.5 million, of which $0.1 million of principal is due within one year.

During December 2007, we entered into an agreement to lease various pieces of equipment from an outside-party. The lease requires 20 monthly payments of principal and interest of $35,683, beginning in December 2007, with the final payment due in June 2009. The total lease liability outstanding at June 30, 2008 was $0.5 million, of which, $0.4 million of principal is due within one year.

During November 2003, we entered into a capital lease line of credit agreement (the "Lease Line") for $1.5 million with a third-party lender. Subsequent to that date, we entered into four amendments to the Lease Line which enabled us to draw an additional $2.0 million in total on the line for purchases through December 31, 2007. The amendments also grant to us a call option to purchase the equipment from the lessor. The terms of the Lease Line (as amended) are for lease terms of 12-15 months with interest rates of 15%. The total lease liability outstanding at June 30, 2008 was $0.1 million, of which all is due within one year.

7. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

In connection with the acquisition of Incentra CO on August 18, 2004, we designated 2.5 million authorized shares of preferred stock as Series A Preferred shares and issued 2,466,971 of such shares. Warrants are outstanding for the purchase of 6,954 Series A Preferred shares at a purchase price of $6.02 per share.

The Series A Preferred shares are convertible at any time upon written notice to us into shares of common stock on an approximately three-for-one basis. So long as at least 500,000 originally issued shares of Series A Preferred are outstanding, the holders of Series A Preferred shares have the right to appoint three directors to our Board of Directors. On August 13, 2008, the holders and the Company agreed to extend the Series A Preferred shares optional redemption date from August 18, 2008 to January 1, 2010. On or after that date, the holders of at least 80% of the Series A Preferred shares may elect to have us redeem the Series A Preferred shares for a price equal to the greater of (i) the original issue price of $12.60 per share ($31.2 million in the aggregate) plus accrued dividends, to the extent dividends are declared by us, or (ii) the fair market value of the number of shares of common stock into which such shares of Series A Preferred are convertible. In conjunction with the amendment, a dividend will now accrue at a rate of 6% through February 18, 2009 and 12% thereafter through the optional redemption date. However, for any Series A Preferred stock converted to common stock prior to February 19, 2009, dividends accrued through such date are to be automatically waived by the respective holder upon such conversion. All other terms associated with the Series A Preferred shares remain unchanged. Other material terms of the Series A Preferred shares include a preference upon liquidation or dissolution of our company, weighted-average anti-dilution protection and pre-emptive rights with respect to subsequent issuances of securities by us (subject to certain exceptions).

We have not paid cash dividends on any class of common equity since formation, and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future. Our agreements with Laurus prohibit the declaration or payment of dividends on our common stock unless we obtain their written consent. Furthermore, the terms of our Series A Preferred stock provide that, so long as at least 250,000 shares of our originally issued shares of Series A Preferred stock are outstanding, we cannot declare or pay any dividend without having obtained the affirmative vote or consent of at least 80% of the voting power of our shares of Series A Preferred stock.

8. EQUITY COMPENSATION PLANS

During the first quarter of 2008, we adopted two new equity compensation plans, the 2008 Equity Incentive Plan and the 2008 Employee Stock Purchase Plan. Each of these plans is described below.

The 2008 Equity Incentive Plan

The 2008 Equity Incentive Plan (the “2008 Plan”) provides for the granting of options and restricted stock to key employees and officers of our Company. A total of 4,000,000 shares of our Company’s common stock or their equivalents may be issued pursuant to the 2008 Plan. As of June 30, 2008, 636,000 options and 213,000 shares of restricted stock were granted under the 2008 Plan.

The exercise price for options granted under the 2008 Plan is the fair market value on the date of the grant. Options have a term of 10 years and vest in three equal annual installments on the anniversary date of the grant.

Restricted stock granted under the 2008 Plan is earned based on the achievement of certain performance objectives, a services growth rate and a cash flow measure. A range has been established for the target services growth rate such that there is the potential to earn between 0% and 150% of the target award. If this performance element is achieved at any level above 0%, then the cash flow measure is evaluated as follows:

1.	The 2008 Adjusted EBITDA target, as approved by the Board of Directors, is the level at which 100% of the respective restricted stock grants will be earned;

2.	Upon reaching 72% of the 2008 Adjusted EBITDA target, 25% of the respective restricted stock granted will be earned; and,

3.	At Adjusted EBITDA levels between 72% and 100% of the target, the respective stock granted will be earned on a prorated basis range between 25% and 100% of targeted levels.

The combination of the two percentages will determine the ultimate amount of the restricted stock awarded.

All shares earned vest annually over two years starting on the first day of the year that follows the performance period.

The 2008 Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (“ESPP”) provides eligible employees (as defined in the ESPP) the opportunity to purchase stock of our Company through payroll deductions. Eligible employees may elect to have between 1% and 20% of compensation withheld each pay period for the purchase of our Company’s common stock. Under the ESPP, shares are purchased at the fair market value at the close of trading on the last day of each offering period. An offering period consists of each bi-weekly payroll period. Members of the Board of Directors may elect to withhold up to the full amount of cash compensation earned for services as a Director. A total of 1,000,000 shares of our Company’s common stock are available for purchase under the ESPP. As of June 30, 2008, no shares had been purchased under the ESPP.

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

We continue to invest in hardware, data storage, the development of software and other infrastructure equipment. During the six-month period ended June 30, 2008, we invested $0.4 million in software development and $0.8 million in data storage infrastructure. During the six-month period ended June 30, 2007, we invested $0.3 million in software development and $0.7 million in data storage infrastructure.

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

Results of Operations

Three-Month Period Ended June 30, 2008 Compared to the Three-Month Period Ended June 30, 2007 and the Six-Month Period Ended June 30, 2008 Compared to the Six-Month Period Ended June 30, 2008

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Product sales	$51,608	$25,435	$92,752	$45,917
Service sales	7,639	5,374	14,720	9,865

Gross margin-products	$9,005	$3,910	$16,184	$8,326
Gross margin-services	2,324	1,981	4,173	3,401

Product gross profit as a percentage of product sales	17.5%	15.4%	17.4%	18.1%
Service gross profit as a percentage of service sales	30.4%	36.9%	28.3%	34.5%

Revenue. For the three-month period ended June 30, 2008, total revenue from operations increased 92.3% to $59.2 million from the comparable prior-year period. Revenue from the sale of products increased 102.9% to $51.6 million and revenue from the delivery of services increased 42.1% to $7.6 million. For the six-month period ended June 30, 2008, total revenue from operations increased 92.7% to $107.5 million from the comparable prior-year period. Revenue from the sale of products increased 102.0% to $92.8 million and revenue from the delivery of services increased 49.2% to $14.7 million. The significant growth in product and service revenue was a result of the added sales from the acquisitions of Helio in August 2007 and SSI in September 2007, as well as organic growth in services revenue.

Gross Margin. For the three-month period ended June 30, 2008, total gross margin from operations increased 92.3% to $11.3 million from the comparable prior-year period. Product gross margin increased 130.3% to $9.0 million and service gross margin increased 17.3% to $2.3 million. For the six-month period ended June 30, 2008, total gross margin from operations increased 73.6% to $20.4 million from the comparable prior-year period. Product gross margin increased 94.4% to $16.2 million and service gross margin increased 22.7% to $4.2 million. Gross margin, as a percentage of revenue, remained constant at 19.1% for the three-month period ended June 30, 2008, as compared to the comparable prior-year period. For the six-month periods ended June 30, 2008 and 2007, gross margin, as a percentage of revenue was 19.0% and 21.0%, respectively. Product gross margin, as a percentage of revenue, for the three-month periods ended June 30, 2008 and 2007 were 17.5% and 15.4%, respectively. This increase is primarily a result of our ability to deliver a broader technology portfolio. Product gross margin, as a percentage of revenue, was 17.4% and 18.1% for the six-month periods ended June 30, 2008 and 2007, respectively. This decrease is due to lower margins for product sales from the acquired companies during the first quarter of 2008. Service gross margin, as a percentage of revenue for the three-month periods ended June 30, 2008 and 2007 were 30.4% and 36.9%, respectively, and 28.3% and 34.5% for the six-month periods ended June 30, 2008 and 2007, respectively. The year-over-year decline in the services gross margin percentage is reflective of a higher volume of First Call support contracts, which carry a lower margin than other managed services, and an increase in the volume of outside contractors used to deliver professional services engagements.

Selling, General and Administrative Expenses. Significant components of selling, general and administrative expenses ("SG&A") include salaries and related benefits for employees, general office expenses, professional fees, travel-related costs and facilities costs. For the three-month period ended June 30, 2008, total SG&A expenses increased 50% to $10.6 million from the comparable prior-year period. For the six-month period ended June 30, 2008, SG&A expenses increased 43% to $19.7 million from the comparable prior-year period. These increases are a direct result of larger commission costs associated with the higher margins earned in 2008 and increased personnel costs associated with the acquisitions completed in the third quarter of 2007. SG&A costs, as a percentage of total revenues, have decreased approximately 5% between the three-month period ended June 30, 2008 and the comparable prior year period and approximately 6% between the six-month period ended June 30, 2008 and the comparable prior year period. These decreases are the result of our continuing efforts to modify our operations to match our business model.

Stock-based Compensation Expense. For the three-month period ended June 30, 2008, stock-based compensation expense decreased 55% to $0.2 million from the comparable prior-year period. For the six-month period ended June 30, 2008, stock-based compensation expense decreased 63% to $0.3 million from the comparable prior-year period. These decreases were primarily a result of having fully expensed option grants issued prior to June 30, 2005.

Depreciation and Amortization. Amortization expense consists of amortization of acquired customer relationships, capitalized software development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and leasehold improvements. Depreciation and amortization expense was approximately $1.1 million and $0.7 million for the three-month periods ended June 30, 2008 and 2007, respectively, of which, $0.5 million and $0.4 million, respectively, was included in cost of revenue. Depreciation and amortization expense was approximately $2.0 million and $1.5 million for the six-month periods ended June 30, 2008 and 2007, respectively, of which, $0.9 million and $0.9 million, respectively, was included in cost of revenue.

Loss from Operations. For the three-month periods ended June 30, 2008 and 2007, our loss from operations decreased 97% to $0.1 million. For the six-month periods ended June 30, 2008 and 2007, our loss from operations decreased 79% to $0.8 million. The decrease in the loss from operations from the three-month and six-month periods ended June 30, 2008 to the comparable prior year periods, was due to an increase in gross margin attributable to the acquisitions of Helio and SSI, as well as organic growth in services revenue and the continuing decline in SG&A expenses as a percentage of revenue.

Interest Expense. Interest expense consisted of cash interest owed on various debt instruments, including our revolving credit facility, notes payable and capital leases, as well as, non-cash interest expense related to amortization of debt discounts and deferred financing charges. For the three-month periods ended June 30, 2008 and 2007, interest expense was $1.5 million and $0.8 million, respectively. Interest expense incurred during the three-month periods ended June 30, 2008 and 2007 included cash interest payments of $0.9 million and $0.3 million, respectively, and non-cash interest amortization totaling $0.6 million and $0.5 million, respectively. For the six-month periods ended June 30, 2008 and 2007, interest expense was $3.0 million and $1.5 million, respectively. Interest expense incurred during the six-month periods ended June 30, 2008 and 2007 included cash interest payments of $1.8 million and $0.6 million, respectively, and non-cash interest amortization totaling $1.1 million and $0.8 million, respectively. The increases in interest expense from the three-month and six-month periods ended June 30, 2008 and 2007, were due primarily to the additional debt incurred related to our acquisitions of Helio and SSI, as well as having higher outstanding balances on our revolving credit facility.

Net Loss Applicable to Common Shareholders. During the three-month periods ended June 30, 2008 and 2007, we incurred net losses applicable to common shareholders of $2.3 million and $3.3 million, respectively. During the six-month periods ended June 30, 2008 and 2007, we incurred net losses applicable to common shareholders of $5.0 million and $6.3 million, respectively.

Liquidity and Capital Resources

Operating profit or loss is defined as earnings before interest, taxes, depreciation and amortization and stock compensation. Although operating profit and loss is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (GAAP), we believe the use of the non-GAAP financial measure operating profit and loss enhances an overall understanding of our past financial performance and is a widely used measure of operating performance in practice. In addition, we believe the use of operating profit and loss provides useful information to the investor because the measure excludes significant non-cash interest and amortization charges related to our past financings that, when excluded, we believe produces more meaningful operating information. Operating profit and loss also excludes depreciation and amortization expenses, which are significant due to six acquisitions completed since 2004. Investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of operating profit and loss to the most comparable GAAP financial measure, net loss before deemed dividends and accretion on preferred stock, is set forth below (all amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007

Net loss before accretion of preferred stock	$(1,598)	$(2,677)	$(3,713)	$(4,968)
Depreciation and amortization	1,330	687	2,184	1,507
Interest expense, net (cash portion)	942	319	1,838	619
Interest expense (non-cash portion)	594	503	1,124	826
Non-cash stock-based compensation	172	384	308	823

Operating profit (loss)	$1,440	$(784)	$1,741	$(1,193)

For the six-month periods ended June 30, 2008 and 2007, net cash used in investing activities from continuing operations was $1.3 million and $1.0 million, respectively, consisting primarily of purchases of equipment and capitalized software development costs. For the six-month period ended June 30, 2007, net cash provided by investing activities from discontinued operations included $1.5 million of escrowed proceeds from the sale of Front Porch. The net cash used in operating and investing activities was provided by cash on-hand and borrowings under the revolving credit facility and the 2007 Term Note.

We finance our operations through cash on-hand, borrowings under our non-convertible revolving credit facility with Laurus, payment terms provided by our major suppliers and distributors, and equipment lease financing (see Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of our Notes Payable and Other Long-Term Obligations). We have a working capital deficit of $17.8 million at June 30, 2008. A significant component of the deficit is the $17.6 million balance outstanding on the 2006 Facility. The 2006 Facility matures on February 26, 2009, and is subject to having sufficient trade receivable balances to support the associated borrowing base. As of June 30, 2008, we had $2.4 million of available borrowing capacity under our revolving credit facility. We believe we can renew and/or extend our current line upon maturity, however, there can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us.

On August 13, 2008, we agreed with the holders of the Series A Convertible Redeemable Preferred stockholders to extend the earliest possible redemption date from August 18, 2008 to January 1, 2010. We also agreed to amend the terms of our Series A Convertible Redeemable Stock to provide for the accrual of a cash dividend equal to 6% per annum of the original issue price ($31.2 million in the aggregate) of our Series A Preferred Redeemable stock, accruing daily, starting August 19, 2008 through February 18, 2009 and 12% thereafter until the redemption date. However, for any preferred shares converted to common stock prior to February 19, 2009, dividends accrued through such date are to be automatically waived by the respective holder upon such conversion. All other terms associated with the Series A Convertible Redeemable Preferred Stock remain unchanged.

We believe assuming the renewal or extension of our revolving credit facility, that our cash and cash equivalents, working capital and access to current and potential lenders will provide sufficient capital resources to fund our operations, debt service requirements and working capital needs at least through the next twelve months.

Off-Balance Sheet Financing and Other Matters

Our most significant off-balance sheet financing arrangements as of June 30, 2008 were non-cancellable operating lease arrangements primarily for office space, which have not changed significantly since December 31, 2007. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

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

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the disclosure in Item 1A-Risk Factors in our annual report on Form 10K for the year ended December 31, 2007, you should carefully consider the risk factors set below:

Failure to extend, renew or replace our 2006 Facility could adversely affect our results of operations. The 2006 Facility matures on February 26, 2009. Presently, it is our primary source of working capital. Should we not be able to extend, renew or replace the 2006 Facility with a facility having similar terms, our ability to conduct business would be impaired due to less availability of working capital. The 2006 Facility is subject to having sufficient trade receivable balances to support the associated borrowing base. As of June 30, 2008, we had $2.4 million of available borrowing capacity under our revolving credit facility. We believe we can renew and/or extend our current line upon maturity, however, there can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us.

Redemption obligations under our Series A Preferred Stock may have an adverse impact on our business. The Series A preferred shareholders have a right of redemption that matures on January 1, 2010. From that date forward, the shareholders have the right but not the obligation to demand redemption at a price equal to the greater of (i) $12.60 (subject to certain adjustments) per each share of Series A preferred stock (currently $31.2 million in the aggregate) plus an amount equal to all accumulated but unpaid dividends on each such share of Series A preferred stock or (ii) the fair market value of the common stock in to which the shares of Series A preferred stock is then convertible. We do not presently have sufficient cash to meet a redemption demand and our 2009 business plan does not provide for sufficient cash flow to meet a redemption demand, should one occur. The Series A preferred shareholders are not required to take any action and any request for redemption must be approved by 80% of the Series A preferred shareholders. However, if such a demand were to be made, an event of default may be deemed to have occurred under our debt agreements with Laurus due to a subjective acceleration clause. Laurus would have the right to demand repayment of all outstanding obligations due to Laurus and these obligations are senior to the rights of these Series A preferred shareholders.

The termination or reduction in vendor incentive programs could reduce our profitability. Several of our key vendors regularly provide us with economic incentives tied to demand generation initiatives and for achieving various sales performance targets on their products. The vendors may terminate or modify these programs at any time. To the extent that we do not qualify for vendor incentives, or they are cut back, our profitability may be affected.

A reduction in IT spending by our customers due to lack of available credit could adversely affect our results of operations. In response to credit risks in the subprime mortgage marketplace, lenders recently have generally made credit less available, and more expensive, for corporate borrowers, including our customers. A reduction in the availability or an increase in the price of borrowed funds could adversely affect our customers’ decisions or timing to purchase our products and services, which could adversely affect our sales, cash flows and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders approved the following proposals at our Annual Meeting of Stockholders held on Friday, June 27, 2008:

1)	The election of the following four (4) directors, each to hold office for a term of one (1) year or until their respective successors have been duly elected or appointed:

Nominee	Votes FOR	Votes WITHHELD
Thomas P. Sweeney III	23,942,906	148,731
James Wolfinger	23,971,072	120,565
Robert S. Kocol	23,971,072	120,565
Thomas G. Hudson	23,971,072	120,565

2) The approval of our 2008 Equity Incentive Plan:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker NON-VOTES
19,509,920	193,196	8,945	4,379,576

3) The approval of our 2008 Employee Stock Purchase Plan:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker NON-VOTES
19,536,250	159,866	15,945	4,379,576

4) Ratification of the appointment of GHP Horwath, P.C. as our independent registered public accountants for the year ending December 31, 2008:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker NON-VOTES
23,808,638	1,410	281,040	549

ITEM 5. OTHER INFORMATION

On August 13, 2008, we amended the Certificate of Designation of the Series A Preferred Stock to extend the optional redemption date associated with this instrument. This optional redemption date, originally August 18, 2008, was extended to January 1, 2010. In conjunction with the extension a dividend was established. The shares will accrue a dividend at a rate of 6% through February 18, 2008 and 12% thereafter through the amended optional redemption date. However, if any shares are converted to common stock prior to February 18, 2009, the dividend accrued through the date of such conversion shall be automatically waived by the holder of the converted Series A Preferred Stock. The amendment is attached hereto as Exhibit 3.1.

ITEM 6. EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008	INCENTRA SOLUTIONS, INC.

	By:	/s/ Thomas P. Sweeney III
Thomas P. Sweeney III
Chief Executive Officer
(principal executive officer)

	By:	/s/ Anthony DiPaolo
Anthony DiPaolo
Chief Financial Officer
(principal financial and
accounting officer)

EXHIBIT INDEX

3.1   Certificate of Amendment to Certificate of Designation of the Series A Preferred Stockholders, as adopted on August 13, 2008.

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