Form 10-Q
period 2008-09-30
INCENTRA SOLUTIONS, INC.
filed 2008-11-14
CIK 1025707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 3, 2008, 22,935,240 shares of the issuer's common stock, $.001 par value per share, and 2,466,971 shares of the issuer's Series A preferred stock, $.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$943,900	$3,274,600
Accounts receivable, net of allowance for doubtful accounts of $187,111 and $380,913
at September 30, 2008 and December 31, 2007, respectively	38,630,805	37,137,811
Deferred costs of services revenue	3,717,422	2,435,075
Other current assets	3,142,789	2,062,916
Total current assets	46,434,916	44,910,402

Property and equipment, net	7,044,365	7,201,027
Capitalized software development costs, net	1,259,531	1,143,831
Intangible assets, net	2,457,657	2,952,523
Goodwill	33,210,412	30,452,152
Deferred costs of services revenue, net of current portion	1,560,119	752,978
Other assets	527,625	762,732

TOTAL ASSETS	$92,494,625	$88,175,645
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Notes payable and other long-term obligations	$19,990,381	$16,879,609
Capital lease obligations	629,339	765,625
Accounts payable	32,848,811	28,962,489
Accrued expenses and other	8,967,086	7,865,142
Deferred services revenue	5,005,731	3,886,370
Total current liabilities	67,441,348	58,359,235

Notes payable and other long-term obligations, net of current portion	7,671,914	9,332,412
Capital lease obligations, net of current portion	3,986,400	3,701,252
Deferred services revenue, net of current portion	1,201,442	847,103
TOTAL LIABILITIES	80,301,104	72,240,002

Commitments and contingencies

Series A convertible redeemable preferred stock, $.001 par value, $31,500,000 liquidation preference, 2,500,000 shares authorized, 2,466,971 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	31,392,553	29,853,466

Shareholders' deficit:
Preferred stock, nonvoting, $.001 par value, 2,500,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 22,108,451 and 21,317,863
shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	22,108	21,318
Additional paid-in capital	130,824,452	130,830,866
Accumulated deficit	(150,045,592)	(144,770,007)
TOTAL SHAREHOLDERS' DEFICIT	(19,199,032)	(13,917,823)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$92,494,625	$88,175,645

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES:
Products	$47,674,545	$30,268,775	$140,426,226	$76,185,704
Services	7,438,774	6,091,746	22,159,048	15,956,448
TOTAL REVENUE	55,113,319	36,360,521	162,585,274	92,142,152

Cost of revenue:
Products	39,114,393	24,444,989	115,682,181	62,036,304
Services	5,345,120	4,057,196	15,892,032	10,521,441
Total cost of revenue	44,459,513	28,502,185	131,574,213	72,557,745

GROSS MARGIN	10,653,806	7,858,336	31,011,061	19,584,407

Selling, general and administrative expense	9,949,963	8,314,534	29,687,313	22,135,841
Stock-based compensation expense	147,186	322,957	455,470	1,145,951
Depreciation and amortization	548,913	283,702	1,611,274	888,272
	10,646,062	8,921,193	31,754,057	24,170,064

INCOME (LOSS) FROM OPERATIONS	7,744	(1,062,857)	(742,996)	(4,585,657)

Interest expense, net	(1,570,256)	(794,044)	(4,532,589)	(2,239,438)

NET LOSS	(1,562,512)	(1,856,901)	(5,275,585)	(6,825,095)

Accretion of convertible redeemable preferred stock to redemption amount	(558,850)	(654,392)	(1,867,634)	(1,963,176)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,121,362)	$(2,511,293)	$(7,143,219)	$(8,788,271)

Weighted average number of common shares outstanding - basic and diluted	26,395,698	16,821,857	26,400,904	14,380,724

Basic and diluted net loss per share applicable to common
shareholders:
Net loss per share--basic and diluted	$(0.08)	$(0.15)	$(0.27)	$(0.61)

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount

Balances at January 1, 2008	21,317,863	$21,318	$130,830,866	$(144,770,007)	$(13,917,823)

Stock-based compensation expense	-	-	455,470	-	455,470
Accretion of convertible redeemable preferred stock to redemption amount	-	-	(1,867,634)	-	(1,867,634)
Cash-less exercise of warrants	790,588	790	(790)	-	-
Reclassification of redemption value of expired preferred stock warrants	-	-	328,545	-	328,545
Shares issued in October 2008 pursuant to earn-out provision for NST acquisition (Note 10)	-	-	411,328	-	411,328
Shares to be issued pursuant to earn-out provision for SSI acquisition (Note 9)	-	-	666,667	-	666,667
Net loss	-	-	-	(5,275,585)	(5,275,585)

Balances at September 30, 2008	22,108,451	$22,108	$130,824,452	$(150,045,592)	$(19,199,032)

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,275,585)	$(6,825,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,760,896	1,222,944
Amortization of intangible assets and software development costs	1,297,911	952,235
Stock-based compensation expense	455,470	1,145,951
Amortization of debt issue costs	1,644,155	1,121,166
Non-cash loss on early extinguishment of debt	-	135,851
Bad debt expense	136,572	5,772
Changes in operating assets and liabilities:
Accounts receivable	(2,062,864)	(5,135,464)
Other current assets	(2,483,486)	(703,977)
Other assets	(725,700)	61,494
Accounts payable	3,867,322	(536,506)
Accrued expenses and other	279,971	(1,114,015)
Deferred revenue	1,473,700	1,817,026

Net cash provided by (used in) continuing operations	368,362	(7,852,618)
Net cash provided by (used in) discontinued operations	370,008	(12,086)
Net cash provided by (used in) operating activities	738,370	(7,864,704)

Cash flows from investing activities:
Purchases of property and equipment	(1,653,918)	(1,091,778)
Capitalized software development costs	(719,060)	(602,623)
Earn-out payment related to NST acquisition	(135,425)	-
Cash paid in acquisition of Helio	(34,097)	(4,798,913)
Cash paid in acquisition of SSI	-	(3,784,512)
Other	-	(102,420)

Net cash used in continuing operations	(2,542,500)	(10,380,246)
Net cash provided by discontinued operations	-	1,500,000
Net cash used in investing activities	(2,542,500)	(8,880,246)

Cash flows from financing activities:
Proceeds on line of credit, net	1,849,481	8,110,185
Proceeds from capital leases, notes payable and other long-term liabilities	711,614	12,791,789
Payments on capital leases, notes payable and other long-term liabilities	(3,087,665)	(2,734,168)
Proceeds from exercise of employee stock options	-	13,301
Payment of debt issuance costs	-	(685,000)

Net cash (used in) provided by continuing operations	(526,570)	17,496,107
Net cash provided by discontinued operations	-	-
Net cash (used in) provided by financing activities	(526,570)	17,496,107

Net decrease in cash and cash equivalents from continuing operations	(2,700,708)	(736,757)
Net increase in cash and cash equivalents from discontinued operations	370,008	1,487,914

Net (decrease) increase in cash and cash equivalents	(2,330,700)	751,157

Cash and cash equivalents at beginning of period	3,274,600	976,673

Cash and cash equivalents at end of period	$943,900	$1,727,830

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,888,434	$1,118,272

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$272,932	$65,629
Net assets acquired in Helio acquisition, excluding cash	-	1,357,879
Net liabilities assumed in SSI acquisition, excluding cash	-	451,436
Debt issued in Helio acquisition	-	770,000
Debt issued in SSI acquisition	-	250,000
Reclassification of redemption value of expired preferred stock warrants	328,545	-
Accrual of earn-out provisions for NST, SSI and Helio acquisitions	2,411,328	-

See accompanying notes to unaudited condensed consolidated financial statements.

INCENTRA SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Incentra Solutions, Inc. (which is referred to herein together with its subsidiaries as "we," "us," or "our") was organized and incorporated in the state of Nevada. Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol "ICNS." On July 31, 2006, we sold substantially all of the assets of our broadcast and media operations, Front Porch Digital, Inc. (“Front Porch”). In 2007 we completed two acquisitions: on August 17, 2007, we acquired Helio Solutions, Inc., a privately-held California corporation (“Helio”) and on September 5, 2007, we acquired Sales Strategies, Inc. (d/b/a SSI Hubcity), a privately held New Jersey corporation (“SSI”). We have included the results of operations for the two acquisitions in our consolidated financial statements from their acquisition dates.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. Except as described above, all such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with current year presentations. The results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 31, 2008.

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

Since inception, we have incurred substantial operating losses and have a working capital deficit of $21.0 million and a shareholders' deficit of $19.2 million at September 30, 2008. We have funded these deficiencies by utilizing our existing working capital, lines of credit and long-term borrowings. We anticipate that we will continue to fund our business from existing lines of credit and from increasing cash flows from our business operations. Our revolving credit facility matures on February 5, 2009, and is subject to having sufficient trade receivable balances to support the associated borrowing base. As of September 30, 2008, we had $2.5 million of available borrowing capacity under our revolving credit facility. We believe we can renew and/or extend our current line upon maturity. However, no assurance can be given that we will be successful in increasing cash flow from operations or that additional funding can be obtained when needed, or that such funding, if available, will be obtainable on terms acceptable to us. Realization of our investment in property and equipment and other long-lived assets is dependent upon achieving positive operating cash flows. If we do not achieve and maintain such positive operating cash flows, our long-lived assets could be considered impaired, resulting in a significant impairment charge to operations.

We incurred a net loss of $5.3 million for the nine-month period ended September 30, 2008, although the net loss included certain non-cash expenses of approximately $5.3 million. Our 2008 operating plan, and the execution thereof, is focused on increasing revenue, controlling costs, and increasing cash flow. However, there can be no assurance that we will be able to meet the operational and financial requirements of our operating plan. We believe, assuming the renewal or extension of our revolving credit facility, that our cash and cash equivalents, working capital and access to current and potential lenders will provide sufficient capital resources to fund our operations, debt service requirements and working capital needs at least through the next 12 months.

On August 13, 2008, we agreed with the holders of the Series A Convertible Redeemable Preferred stockholders to extend the earliest possible redemption date from August 18, 2008 to January 1, 2010. We also agreed to amend the terms of our Series A Convertible Redeemable Preferred Stock (“Series A Preferred shares”) to provide for the accrual of a dividend equal to 6% per annum of the original issue price ($31.2 million in the aggregate) of our Series A stock, accruing daily, starting August 19, 2008 through February 18, 2009 and 12% thereafter until the redemption date. However, for any preferred shares converted to common stock prior to February 19, 2009, dividends accrued through such date are to be automatically waived by the respective holder upon such conversion. All other terms associated with the Series A Preferred shares remain unchanged.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A description of our significant accounting policies is included in our 2007 Annual Report on Form 10-K.

Per Share Data

Basic loss per share is calculated using the net loss allocable to common shareholders divided by the weighted average common shares outstanding during the period. Due to our net losses for the periods presented, shares from the assumed conversion of outstanding warrants, options, convertible preferred stock and convertible debt have been omitted from the computations of diluted loss per share because the effect would be antidilutive. However, in accordance with SFAS 128 Earnings Per Share, we do consider warrants exercisable at $0.01 to be outstanding for determining common stock equivalents used to calculate basic earnings per share.

Stock-Based Compensation

We use the Black-Scholes option pricing model to calculate the grant date fair value of each award. The fair value of options granted during the nine-month periods ended September 30, 2008 and 2007 were calculated using the following estimated weighted average assumptions:

	Nine Months Ended September 30,
	2008	2007

Stock options granted	961,500	1,170,700
Weighted-average exercise price	$0.83	$0.92
Weighted-average grant date fair value	$0.64	$0.74
Assumptions:
Expected volatility	94%	99%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	2.87%	4.46%
Dividend yield	-	-

Presented below is a summary of stock option activity for the nine months ended September 30, 2008:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life

Balance at January 1, 2008	3,948,174	$1.59	8.00
Granted	961,500	0.83	10.00
Exercised	-	-	-
Forfeited	296,178	1.07	8.43

Balance at September 30, 2008	4,613,496	$1.46	7.65

Vested balance at September 30, 2008	2,491,105	$1.91	6.60

As of September 30, 2008, there was $1.1 million of total unrecognized compensation expense related to the unvested, share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.05 years. The intrinsic value of outstanding options was not material at September 30, 2008.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement will be effective for us as of January 1, 2009. We currently do not have any minority interest, as all of our subsidiaries are wholly-owned. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that any unrealized gains and losses for that instrument must be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our consolidated financial statements.

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

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2008	2007

Computer equipment	$6,579,639	$5,469,465
Building held under capital lease	3,489,773	3,489,773
Equipment held under capital lease	1,136,635	2,573,516
Software	2,399,283	2,195,460
Leasehold improvements	803,435	147,576
Office furniture and equipment	128,703	230,084
Vehicles	69,114	69,114
	14,606,582	14,174,988
Less accumulated depreciation	7,562,217	6,973,961

Total	$7,044,365	$7,201,027

4. ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following:

	September 30,	December 31,
	2008	2007

Wages, benefits and payroll taxes	$4,606,925	$4,393,219
Accrual of earn-out provisions of acquired subsidiaries	1,333,333	-
Taxes, other than income taxes	1,209,309	1,434,077
Deferred rent	271,677	219,657
Interest payable	248,084	374,380
Due to shareholders of acquired companies	203,304	302,584
Professional fees	125,216	163,564
Other accrued payables	969,238	977,661

Total	$8,967,086	$7,865,142

5. NOTES PAYABLE AND OTHER LONG-TERM OBLIGATIONS

The following is a summary of our long-term debt:

	September 30,	December 31,
	2008	2007

Laurus revolving line of credit (A)	$17,162,690	$14,639,700
2007 term note (A)	9,125,692	9,466,667
NST note (B)	-	175,926
Convertible notes (C)	-	850,000
Helio note (D)	533,008	712,500
SSI note (E)	170,974	230,628
Other obligations	669,931	136,600
	27,662,295	26,212,021
Less current portion	19,990,381	16,879,609

Non-current portion	$7,671,914	$9,332,412

(A)  Laurus Convertible Note, Line of Credit and 2007 Term Note

On February 6, 2006, we entered into a security agreement with Laurus Master Fund, Ltd (“Laurus”) pursuant to which Laurus agreed to provide us with a non-convertible revolving credit facility of up to $10 million (the "2006 Facility"). The term of the 2006 Facility is three years and borrowings under the 2006 Facility accrue interest on the unpaid principal and interest at a rate per annum equal to the prime rate plus 1%, subject to a floor of 7%. During June 2007, the available revolving credit line on the 2006 Facility was increased from $10 million to $15 million. In consideration for the increase, we issued Laurus a common stock purchase warrant to purchase 360,000 shares of our common stock at an exercise price of $0.01 per share. The warrant was valued at $343,000 using the Black-Scholes model and the discount is being amortized to earnings as additional interest expense over the term of the debt (through February 2009). On December 28, 2007, the available revolving credit line on the 2006 Facility was increased from $15 million to $20 million. In consideration for the increase, we issued Laurus a common stock purchase warrant to purchase 350,000 shares of our common stock at an exercise price of $0.01 per share and the interest rate was changed to a fixed rate of 10%. The warrant was valued at $329,000 using the Black-Scholes model and the discount is being amortized to earnings as additional interest expense over the term of the debt (through February 2009). Pursuant to a Registration Rights Agreement dated as of December 28, 2007, between us and Laurus, we were obligated to file a registration statement to register the resale of the shares of our common stock underlying the warrant and use our best efforts to have the registration statement declared effective not later than June 25, 2008. The registration statement was filed with the SEC and was declared effective on June 9, 2008. At September 30, 2008, outstanding borrowings under the 2006 Facility were $17.5 million ($17.2 million net of debt discounts). We had $2.5 million of available borrowings under the 2006 Facility at September 30, 2008.

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

On August 17, 2007, we entered into a financing agreement with Calliope Capital Corporation, an affiliate of Laurus, under which we issued a $12.0 million promissory note (the “2007 Term Note”). Proceeds from the 2007 Term Note were used to fund the acquisitions of Helio and SSI. The 2007 Term Note bears interest at the prime rate plus 2.0%, subject to a floor of 10% (10% at September 30, 2008), and initially required four months of interest only payments followed by twenty-six monthly principal payments of $285,714 commencing on February 1, 2008, with any remaining unpaid principal and interest due on July 31, 2010. On December 28, 2007, we entered into a letter agreement that amended the terms of the 2007 Term Note to defer certain monthly principal payments of $285,714. Originally scheduled to begin February 1, 2008, these monthly payments began June 1, 2008, thereby deferring $1.1 million from 2008 until the maturity date of July 31, 2010. At September 30, 2008, $3.4 million was due within one year on the 2007 Term Note. In connection with the 2007 Term Note, we issued to Laurus, a warrant to purchase 3,750,000 shares of our common stock at a price of $0.01 per share, expiring July 31, 2027. The warrant was valued at $2,850,000 using the Black-Scholes model and the discount is being amortized to earnings as additional interest expense over the term of the debt. We also paid $415,000 in loan fees on the 2007 Term Note. These fees are also being amortized over the term of the note.

In connection with our financings with Laurus, we have issued to Laurus, warrants to purchase up to 6,133,857 shares of our common stock at prices ranging from $.001 to $5.00 per share. The warrants expire between May 13, 2011 and July 31, 2027. In addition, an option to purchase 1,071,478 shares of our common stock at $.001 per share was issued to Laurus in connection with the 2006 Facility. The option expires in February 2026. During August 2007, Laurus exercised 860,858 options to purchase common stock. During May 2008, Laurus exercised a warrant to purchase 790,558 shares of common stock. Using the Black-Scholes model, the value of all warrants and the option issued to Laurus approximated $5.2 million, which is being amortized to earnings as additional interest expense over the term of the related indebtedness. The unamortized balance of these deferred costs was $2.1 million and $3.6 million at September 30, 2008 and December 31, 2007, respectively. Borrowings outstanding at September 30, 2008 and December 31, 2007 are reported net of the deferred financing costs associated with these borrowings.

(B) NST Notes

The Network Systems Technology, Inc. note (“NST Note”) accrued interest at an annual rate of 0.5% and was discounted by $109,300 to reflect a fair value rate of interest of 8.75%. The note required eight equal quarterly payments of principal and interest in the amount of $190,190. At September 30, 2008, the note has been repaid in full.

(C) Convertible Notes

During May and June 2006, we entered into a Note Purchase Agreement (the "Purchase Agreement") with twelve accredited individual investors and three institutional investors (collectively, the "Purchasers"), pursuant to which we issued and sold unsecured convertible term notes (the "Convertible Notes") in the aggregate principal amount of $2,410,000. At September 30, 2008, the Convertible Notes have been repaid in full.

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

(D)  Helio Note

Pursuant to the acquisition of Helio during August 2007, we issued an unsecured convertible promissory note for $770,000 (the “Helio Note”) to a selling shareholder of Helio. The Helio Note bears interest at 8.0% per annum and is payable in twelve equal quarterly installments of principal and interest of $72,900, beginning in November 2007, and maturing on August 14, 2010. The Helio Note allows the shareholder to convert, at any time, the remaining principal balance into shares of our common stock at a price of $1.00 per share (which exceeded the market price of our common stock on the date the note was issued). The Helio Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the Helio Note). Any outstanding balance on the Helio Note can be prepaid, without penalty, at any time. At September 30, 2008, the Helio Note had an outstanding balance of $0.5 million, of which $0.3 million is due within one year.

(E)  SSI Note

Pursuant to the acquisition of SSI in September 2007, we issued an unsecured promissory note for $250,000 (the “SSI Note”) to the selling shareholder of SSI. The SSI Note bears interest at 5.25% per annum and is payable in twelve equal quarterly installments of principal and interest of $22,653, beginning in December 2007, and maturing on September 1, 2010. The SSI Note provides that all unpaid principal and accrued interest shall, at the option of the holder and without notice, become immediately due and payable upon the occurrence of an event of default (as defined in the SSI Note). Any outstanding balance on the SSI Note can be prepaid, without penalty, at any time. At September 30, 2008, the SSI Note had an outstanding balance of $0.2 million, of which $0.1 million is due within one year.

6. CAPITAL LEASE OBLIGATIONS

With our acquisition of Helio during August 2007, we assumed a liability for Helio’s office facilities in Santa Clara, California. The building was recorded under a capitalized lease arrangement with a remaining liability of $3.7 million outstanding as of the Helio acquisition date. The lease obligation is payable in monthly installments at an implicit interest rate of 13% and expires during December 2017. The total lease liability outstanding at September 30, 2008 was $3.7 million, of which $0.1 million is due within one year.

During December 2007, we entered into an agreement to lease various pieces of equipment from an outside-party. The lease requires 20 monthly payments of principal and interest of $38,282, beginning in December 2007, with the final payment due in June 2009. The total lease liability outstanding at September 30, 2008 was $0.4 million, all of which is due within one year. During September 2008, we entered into an agreement to lease additional equipment. The lease requires 20 monthly payments of principal and interest of $20,410, beginning in September 2008, with the final payment due in April 2010. The total lease liability outstanding at September 30, 2008 was $0.4 million, of which, $0.1 million is due within one year.

During November 2003, we entered into a capital lease line of credit agreement (the "Lease Line") for $1.5 million with a third-party lender. Subsequent to that date, we entered into four amendments to the Lease Line which enabled us to draw an additional $2.0 million in total on the line for purchases through December 31, 2007. The amendments also grant to us a call option to purchase the equipment from the lessor. The terms of the Lease Line (as amended) are for lease terms of 12-15 months with interest rates of 15%. The total lease liability outstanding at September 30, 2008 was $0.1 million, of which all is due within one year.

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

The 2008 Equity Incentive Plan

The 2008 Equity Incentive Plan (the “2008 Plan”) provides for the granting of options and restricted stock to key employees and officers of our Company. A total of 4,000,000 shares of our Company’s common stock or their equivalents may be issued pursuant to the 2008 Plan. As of September 30, 2008, 636,000 options and 213,000 shares of restricted stock have been granted under the 2008 Plan.

The exercise price for options granted under the 2008 Plan is the quoted market price on the date of the grant. Options have a term of 10 years and vest in three equal annual installments on the first, second and third anniversary dates of the grant.

Restricted stock granted under the 2008 Plan is earned based on the achievement of certain performance objectives, a services growth rate and a cash flow measure. The cash flow measure is based on earnings before interest, taxes, depreciation and amortization and stock compensation (“Operating Profit”). A range has been established for the target services growth rate such that there is the potential to earn between 0% and 150% of the target award. If this performance element is achieved at any level above 0%, then the cash flow measure is evaluated as follows:

1.	The 2008 Operating Profit target, as approved by the Board of Directors, is the level at which 100% of the respective restricted stock grants will be earned;

2.	Upon reaching 72% of the 2008 Operating Profit target, 25% of the respective restricted stock granted will be earned; and,

3.	At Operating Profit levels between 72% and 100% of the target, the respective stock granted will be earned on a prorated basis range between 25% and 100% of targeted levels.

The combination of the two percentages will determine the ultimate amount of the restricted stock awarded.

All shares earned vest annually over two years starting on the first day of the year that follows the performance period. No expense is recorded for shares issued with a performance condition unless the achievement of the performance condition is probable. As of September 30, 2008, the minimum target had not yet been reached. No expense has been recorded for these performance based shares through September 30, 2008.

The 2008 Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (“ESPP”) provides eligible employees (as defined in the ESPP) the opportunity to purchase stock of our Company through payroll deductions. Eligible employees may elect to have between 1% and 20% of compensation withheld each pay period for the purchase of our Company’s common stock. Under the ESPP, shares are purchased at the quoted market price at the close of trading on the last business day of each offering period. An offering period consists of each bi-weekly payroll period. Members of the Board of Directors may elect to withhold up to the full amount of cash compensation earned for services as a Director. A total of 1,000,000 shares of our Company’s common stock are available for purchase under the ESPP. As of September 30, 2008, the offering periods under the ESPP had not commenced.

9. EARN-OUT PROVISIONS OF ACQUIRED SUBSIDIARIES AND RELATED COMMITMENTS

In connection with our acquisition of Helio in August 2008, we entered into a stock purchase agreement (the “Helio Stock Purchase Agreement”) that contains an earn-out provision pursuant to which certain of the former Helio shareholders may receive additional unregistered shares of our common stock as well as cash based upon Helio achieving certain levels of EBITDA (as defined in the Helio Stock Purchase Agreement). The earn-out is payable 50% in cash and 50% in stock of our Company. The earn-out provisions provide that the former Helio shareholders can earn up to $15 million in additional consideration over the next three years based on the achievement of certain EBITDA levels, as discussed in more detail in Note 3(A) of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The first measurement period ended on August 31, 2008 and any resulting earn-out is payable within ninety days after the measurement period. Although the amount earned for year one has not yet been finalized, we believe that the minimum level of $2,000,000 has been achieved for the measurement period ended August 31, 2008 and that as of September 30, 2008, the outcome pertaining to this minimum amount was determinable beyond a reasonable doubt. As a result, pursuant to SFAS 141, Business Combinations, the Company has recorded an increase to goodwill and an accrued liability of $1,000,000 as of September 30, 2008. The $1,000,000 earned in common stock will be recaptured from the common stock issued at the date of acquisition. Any additional amounts determined to be owed pursuant to the first earn-out period are expected to be recorded during the 4th quarter of 2008.

In connection with our acquisition of SSI in September 2008, we entered into a stock purchase agreement (the “SSI Stock Purchase Agreement”) that contains an earn-out provision which provides that the former owner of SSI may receive additional unregistered shares of our common stock as well as cash based upon SSI achieving certain levels of EBITDA (as defined in the SSI Stock Purchase Agreement). The earn-out is payable 33% in cash and 67% in unregistered shares of common stock of our Company. The earn-out provisions provide that the former owner of SSI can earn up to $3.0 million in additional consideration over the next three years based on the achievement of certain EBITDA levels, as discussed in more detail in Note 3(B) of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The first measurement period ended on September 30, 2008 and any resulting earn-out is payable within ninety days after the measurement period. In addition, the Company must provide the former owner of SSI with its calculation of EBITDA for each measurement period within forty-five days after the end of the applicable measurement period. The former owner has thirty days from receipt of the EBITDA calculation to dispute the calculation. The Company has determined that the maximum amount of earn-out for year one (which totals $1,000,000) was achieved for the measurement period ended as of September 30, 2008 and we believe that as of September 30, 2008, the outcome pertaining to this amount was determinable beyond a reasonable doubt. As a result, pursuant to SFAS 141, the Company has recorded an increase to goodwill of $1,000,000, an accrued liability of $333,333 and common stock of $667,666 (1,058,202 common shares) as of September 30, 2008.

10. SUBSEQUENT EVENTS

In connection with our acquisition of NST in April 2006, we entered into a stock purchase agreement containing an earn-out provision pursuant to which a former NST shareholder would receive additional unregistered shares of our common stock based upon certain levels of EBITDA achieved by NST from the acquisition date through March 31, 2008. On October 29, 2008, we issued 826,789 shares of our common stock to the former NST shareholder in accordance with the earn-out provision. See additional disclosure of the acquisition of NST set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

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

General

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

We continue to invest in hardware, data storage, the development of software and other infrastructure equipment. During the nine-month period ended September 30, 2008, we invested $0.7 million in software development and $1.3 million in data storage infrastructure. During the nine-month period ended September 30, 2007, we invested $0.6 million in software development and $1.1 million in data storage infrastructure.

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

Results of Operations

Three-Month Period Ended September 30, 2008 Compared to the Three-Month Period Ended September 30, 2007 and the Nine-Month Period Ended September 30, 2008 Compared to the Nine-Month Period Ended September 30, 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2008	2007	2008	2007

Product sales	$47,675	$30,269	$140,426	$76,186
Service sales	7,439	6,092	22,159	15,956

Gross margin-products	$8,560	$5,823	$24,744	$14,149
Gross margin-services	2,094	2,035	6,267	5,435

Product gross profit as a percentage of product sales	18.0%	19.2%	17.6%	18.6%
Service gross profit as a percentage of service sales	28.1%	33.4%	28.3%	34.1%

Revenue. For the three-month period ended September 30, 2008, total revenue from operations increased 51.6% to $55.1 million from the comparable prior-year period. Revenue from the sale of products increased 57.5% to $47.7 million and revenue from the delivery of services increased 22.1% to $7.4 million. For the nine-month period ended September 30, 2008, total revenue from operations increased 76.5% to $162.6 million from the comparable prior-year period. Revenue from the sale of products increased 84.3% to $140.4 million and revenue from the delivery of services increased 38.9% to $22.2 million. The significant growth in product and service revenue was a result of the added sales from the acquisitions of Helio in August 2007 and SSI in September 2007, as well as organic growth in services revenue.

Gross Margin. For the three-month period ended September 30, 2008, total gross margin from operations increased 35.6% to $10.7 million from the comparable prior-year period. Product gross margin increased 47.0% to $8.6 million and service gross margin increased 2.9% to $2.1 million. For the nine-month period ended September 30, 2008, total gross margin from operations increased 58.3% to $31.0 million from the comparable prior-year period. Product gross margin increased 74.9% to $24.7 million and service gross margin increased 15.3% to $6.3 million. Gross margin, as a percentage of revenue declined for the three-month period ended September 30, 2008 to 19.3% from 21.6%, in the comparable prior-year period. This change was primarily due to a higher mix of product versus service revenue primarily due to the acquisitions in the third quarter of 2007. For the nine-month periods ended September 30, 2008 and 2007, gross margins, as a percentage of revenue were 19.1% and 21.3%, respectively. Product gross margin, as a percentage of revenue, for the three-month periods ended September 30, 2008 and 2007 were 18.0% and 19.2%, respectively. This decrease is primarily a result of higher volumes of lower margin products in 2008 as a result of the acquisitions in 2007. Product gross margin, as a percentage of revenue, was 17.6% and 18.6% for the nine-month periods ended September 30, 2008 and 2007, respectively. Service gross margin, as a percentage of revenue for the three-month periods ended September 30, 2008 and 2007 were 28.1% and 33.4%, respectively, and 28.3% and 34.1% for the nine-month periods ended September 30, 2008 and 2007, respectively. The year-over-year decline in the services gross margin percentage is reflective of a higher volume of First Call support contracts, which carry a lower margin than other managed services, and an increase in the volume of outside contractors used to deliver professional services engagements.

Selling, General and Administrative Expenses. Significant components of selling, general and administrative expenses ("SG&A") include salaries and related benefits for employees, general office expenses, professional fees, travel-related costs and facilities costs. For the three-month period ended September 30, 2008, total SG&A expenses increased 20% to $10.0 million from the comparable prior-year period. For the nine-month period ended September 30, 2008, SG&A expenses increased 34% to $29.7 million from the comparable prior-year period. These increases are a direct result of larger commission costs associated with the higher margins earned in 2008 and increased personnel costs associated with the acquisitions completed in the third quarter of 2007. SG&A costs, as a percentage of total revenues, have decreased from 23% to 18% between the three-month period ended September 30, 2008 and the comparable prior year period and from 24% to 18% between the nine-month period ended September 30, 2008 and the comparable prior year period. The continuing decline in SG&A expenses as a percentage of revenue reflects the impact of acquired entities and associated economies of scale as well as having higher revenue production from existing operations without significantly increasing personnel-related expenditures. In addition, we continue to monitor and reduce overhead costs by improving operating efficiencies.

Stock-based Compensation Expense. For the three-month period ended September 30, 2008, stock-based compensation expense decreased 54% to $0.1 million from the comparable prior-year period. For the nine-month period ended September 30, 2008, stock-based compensation expense decreased 60% to $0.5 million from the comparable prior-year period. These decreases were primarily a result of having fully expensed option grants issued prior to September 30, 2005 and lower fair values attributed to recent option grants.

Depreciation and Amortization. Amortization expense consists of amortization of acquired customer relationships, capitalized software development costs and other intangible assets. Depreciation expense consists of depreciation of furniture, equipment, software and leasehold improvements. Depreciation and amortization expense was approximately $1.1 million and $1.0 million for the three-month periods ended September 30, 2008 and 2007, respectively, of which, $0.6 million and $0.7 million, respectively, was included in cost of revenue. Depreciation and amortization expense was approximately $3.1 million and $2.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively, of which, $1.5 million and $1.3 million, respectively, was included in cost of revenue.

Income (Loss) from Operations. For the three-month period ended September 30, 2008 we had $8,000 of income from operations, as compared to a $1.1 million loss from operations for the comparable prior year period. For the nine-month periods ended September 30, 2008 and 2007, our loss from operations decreased 84% to $0.7 million. The decrease in the loss from operations from the three-month and nine-month periods ended September 30, 2008 to the comparable prior year periods, was due to an increase in gross margin attributable to the acquisitions of Helio and SSI, as well as organic growth in services revenue and the continuing decline in SG&A expenses as a percentage of revenue.

Interest Expense. Interest expense consisted of cash interest owed on various debt instruments, including our revolving credit facility, notes payable and capital leases, as well as, non-cash interest expense related to amortization of debt discounts and deferred financing charges. For the three-month periods ended September 30, 2008 and 2007, interest expense was $1.6 million and $0.8 million, respectively. Interest expense incurred during the three-month periods ended September 30, 2008 and 2007 included cash interest payments of $1.1 million and $0.5 million, respectively, and non-cash interest amortization totaling $0.5 million and $0.3 million, respectively. For the nine-month periods ended September 30, 2008 and 2007, interest expense was $4.5 million and $2.2 million, respectively. Interest expense incurred during the nine-month periods ended September 30, 2008 and 2007 included cash interest payments of $2.9 million and $1.1 million, respectively, and non-cash interest amortization totaling $1.6 million and $1.1 million, respectively. The increases in interest expense for the three-month and nine-month periods ended September 30, 2008 from the comparable prior year periods, were due primarily to the additional debt incurred related to our acquisitions of Helio and SSI, as well as having higher outstanding balances on our revolving credit facility supporting the growth in our business.

Net Loss Applicable to Common Shareholders. During the three-month periods ended September 30, 2008 and 2007, we incurred net losses applicable to common shareholders of $2.1 million and $2.5 million, respectively. During the nine-month periods ended September 30, 2008 and 2007, we incurred net losses applicable to common shareholders of $7.1 million and $8.8 million, respectively.

Liquidity and Capital Resources

Operating profit or loss is defined as earnings before interest, taxes, depreciation and amortization and stock compensation. Although operating profit and loss is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (GAAP), we believe the use of the non-GAAP financial measure operating profit and loss enhances an overall understanding of our past financial performance and is a widely used measure of operating performance in practice. In addition, we believe the use of operating profit and loss provides useful information to the investor because the measure excludes significant non-cash interest and amortization charges related to our past financings that, when excluded, we believe produces more meaningful operating information. Operating profit and loss also excludes depreciation and amortization expenses, which are significant due to six acquisitions completed since 2004. Investors should not consider this measure in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that are calculated in accordance with GAAP, and this measure may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of operating profit and loss to the most comparable GAAP financial measure, net loss before deemed dividends and accretion on preferred stock, is set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in thousands)
	2008	2007	2008	2007

Net loss before accretion of preferred stock	$(1,563)	$(1,857)	$(5,276)	$(6,825)
Depreciation and amortization	1,069	694	3,059	2,175
Interest expense, net (cash portion)	1,050	499	2,889	1,119
Interest expense (non-cash portion)	520	295	1,644	1,121
Non-cash stock-based compensation	147	323	456	1,146
Other	(23)	160	169	210

Operating profit (loss)	$1,200	$114	$2,941	$(1,054)

For the nine-month period ended September 30, 2008, net cash used in investing activities was $2.5 million consisting primarily of purchases of equipment and capitalized software development costs. For the nine-month period ended September 30, 2007, net cash used in investing activities of $8.9 million consisted primarily of cash paid for the acquisitions of Helio and SSI, as well as receipts of escrowed funds totaling $1.5 million related to discontinued operations. The net cash used in operating and investing activities was provided by cash on-hand and borrowings under the revolving credit facility and the 2007 Term Note.

We finance our operations through cash on-hand, borrowings under our non-convertible revolving credit facility with Laurus Master Fund, Ltd. (“Laurus”), payment terms provided by our major suppliers and distributors, and equipment lease financing (see Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for a description of our Notes Payable and Other Long-Term Obligations). We have a working capital deficit of $21.0 million at September 30, 2008. A significant component of the deficit is the $17.2 million balance net of discount, outstanding on the 2006 Facility. The 2006 Facility matures on February 5, 2009, and is subject to having sufficient trade receivable balances to support the associated borrowing base. As of September 30, 2008, we had $2.5 million of available borrowing capacity under our revolving credit facility. We believe we can renew and/or extend our current line upon maturity, however, there can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us.

On August 13, 2008, we agreed with the holders of the Series A Convertible Redeemable Preferred stockholders to extend the earliest possible redemption date from August 18, 2008 to January 1, 2010. We also agreed to amend the terms of our Series A Convertible Redeemable Stock (“Series A Preferred shares”) to provide for the accrual of a dividend equal to 6% per annum of the original issue price ($31.2 million in the aggregate) of our Series A stock, accruing daily, starting August 19, 2008 through February 18, 2009 and 12% thereafter until the redemption date. However, for any preferred shares converted to common stock prior to February 19, 2009, dividends accrued through such date are to be automatically waived by the respective holder upon such conversion. All other terms associated with the Series A Preferred shares remain unchanged.

We believe assuming the renewal or extension of our revolving credit facility, that our cash and cash equivalents, working capital and access to current and potential lenders will provide sufficient capital resources to fund our operations, debt service requirements and working capital needs at least through the next twelve months.

Off-Balance Sheet Financing and Other Matters

Our most significant off-balance sheet financing arrangements as of September 30, 2008 were non-cancellable operating lease arrangements primarily for office space, which have not changed significantly since December 31, 2007. We do not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP), which requires management to make certain estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the disclosure set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the disclosure in Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, you should carefully consider the risk factors set below:

Failure to extend, renew or replace our 2006 Facility could adversely affect our results of operations. The 2006 Facility matures on February 26, 2009. The recent uncertainty in the credit markets may make it difficult for us to renew the 2006 Facility on favorable terms, or at all, and we may be forced to obtain a new credit facility, which may prove difficult due to credit market conditions. Presently, it is our primary source of working capital. Should we be unable to extend, renew or replace the 2006 Facility with a facility having similar terms, our ability to conduct business would be impaired due to less availability of working capital. The 2006 Facility is subject to having sufficient trade receivable balances to support the associated borrowing base. As of September 30, 2008, we had $2.5 million of available borrowing capacity under our revolving credit facility. We believe we can renew and/or extend our current line upon maturity, however, there can be no assurances that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us.

Redemption obligations under our Series A Preferred Stock may have a material adverse impact on our business. The Series A preferred shareholders have a right of redemption that matures on January 1, 2010. From that date forward, the shareholders have the right but not the obligation to demand redemption at a price equal to the greater of (i) $12.60 (subject to certain adjustments) per each share of Series A preferred stock (currently $31.2 million in the aggregate) plus an amount equal to all accumulated but unpaid dividends on each such share of Series A preferred stock or (ii) the fair market value of the common stock in to which the shares of Series A preferred stock is then convertible. We do not presently have sufficient cash to meet a redemption demand and our 2009 business plan does not provide for sufficient cash flow to meet a redemption demand, should one occur. The Series A preferred shareholders are not required to take any action and any request for redemption must be approved by 80% of the Series A preferred shareholders. However, if such a demand were to be made, an event of default may be deemed to have occurred under our debt agreements with Laurus due to a subjective acceleration clause. Laurus would have the right to demand repayment of all outstanding obligations due to Laurus and these obligations are senior to the rights of these Series A preferred shareholders.

The termination or reduction in vendor incentive programs could reduce our profitability. Several of our key vendors regularly provide us with economic incentives tied to demand generation initiatives and for achieving various sales performance targets on their products. The vendors have the right to terminate or modify these programs at any time. To the extent that we do not qualify for vendor incentives, or they are cut back, our profitability may be affected.

A reduction in information technology (IT) spending by our customers due to lack of available credit could adversely affect our results of operations. In response to credit risks in the subprime mortgage marketplace, lenders recently have generally made credit less available, and more expensive, for corporate borrowers, including our customers. A reduction in the availability or an increase in the price of borrowed funds could adversely affect our customers’ decisions or timing to purchase our products and services, which could adversely affect our sales, cash flows and results of operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2008	INCENTRA SOLUTIONS, INC.

	By:	/s/ Thomas P. Sweeney III
Thomas P. Sweeney III
Chief Executive Officer
(principal executive officer)

	By:	/s/ Anthony DiPaolo
Anthony DiPaolo
Chief Financial Officer
(principal financial and
accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.